Form 10-K
period 1993-12-31
GRACE W R & CO /NY/
filed 1994-03-28
CIK 42872

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                            __________________

                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993       COMMISSION FILE NUMBER 1-3720

                             W. R. GRACE & CO.

 INCORPORATED UNDER THE LAWS OF THE          I.R.S. EMPLOYER IDENTIFICATION NO.
       STATE OF NEW YORK                                13-3461988

              ONE TOWN CENTER ROAD, BOCA RATON, FLORIDA 33486-1010
                                  407/362-2000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                 WHICH REGISTERED
      -------------------                           ------------------------

   Common Stock, $1 par value            ]       New York Stock Exchange, Inc.
   Common Stock Purchase Rights          ]       Chicago Stock Exchange,
                                                 Incorporated

    7-3/4% Notes Due 2002                 ]
     (issued by W. R. Grace & Co.-Conn.,  ]      New York Stock Exchange, Inc.
      a wholly owned subsidiary) and      ]
      related Guarantees                  ]

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                   Yes __X__  No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

   The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $4.3 billion at February 1, 1994.

   At March 1, 1994, 93,856,994 shares of W. R. Grace & Co. Common Stock, $1 par value, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENT                                   WHERE INCORPORATED
Proxy Statement for Annual Meeting to be
  held May 10, 1994 (specified portions)                      Part III

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             TABLE OF CONTENTS
                                                           Page
                                                           ----
                                  PART I

Item 1.   Business........................................   1
             Introduction.................................   1
             Strategic Restructuring......................   1
             Industry Segments............................   3
               Specialty Chemicals........................   3
               Health Care................................   8
             Other Operations.............................  11
             Research Activities..........................  11
             Environmental, Health and Safety Matters.....  12
             Materials and Energy.........................  13
Item 2.   Properties......................................  13
Item 3.   Legal Proceedings...............................  14
Item 4.   Submission of Matters to a Vote of Security
             Holders......................................  20

Executive Officers........................................  20

                                  PART II

Item 5.   Market for Registrant's Common Equity and
             Related Stockholder Matters..................  21
Item 6.   Selected Financial Data.........................  22
Item 7.   Management's Discussion and Analysis of Finan-
             cial Condition and Results of Operations.....  22
Item 8.   Financial Statements and Supplementary Data.....  22
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......  22

                                 PART III

Item 10.  Directors and Executive Officers of the
             Registrant...................................  22
Item 11.  Executive Compensation..........................  23
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management...............................  23
Item 13.  Certain Relationships and Related Transactions..  23

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..........................  23

Signatures................................................  27
Financial Supplement......................................  F-1

                                  PART I


Item 1. Business.

INTRODUCTION

     W. R. Grace & Co., through its subsidiaries, is primarily engaged in the specialty chemical business on a worldwide basis and in specialized health care activities. In its chemical operations, Grace develops, manufactures and markets specialty chemicals and materials and related systems. In health care, Grace is primarily engaged in supplying kidney dialysis and home infusion and respiratory therapy services and products.

     As used in this Report, the term "Company" refers to W. R. Grace & Co., a New York corporation, and the term "Grace" refers to the Company and/or one or more of its subsidiaries. Grace's principal executive offices are located at One Town Center Road, Boca Raton, Florida 33486-1010, and its telephone number is 407/362-2000. At year-end 1993, Grace had approximately 34,000 full-time employees worldwide in its continuing operations (approximately 7,000 in discontinued operations).

     Grace's Consolidated Financial Statements for the three years in the period ended December 31, 1993 ("Consolidated Financial Statements") and certain other financial information included in the Company's 1993 Annual Report to Shareholders are set forth in the Financial Supplement to this Report and incorporated by reference herein.


STRATEGIC RESTRUCTURING

     In 1991, Grace announced a new corporate strategy with the principal objective of enhancing shareholder value. The major components of the strategy are (a) focusing on core businesses to accelerate growth; (b) upgrading financial performance, principally by selling or monetizing non-core businesses, lowering the ratio of debt to total capital and reducing overhead; and (c) integrating corporate and operating unit functions through global product line management.

     The core businesses referred to above are packaging, health care, catalysts and other silica-based products, construction products, water treatment and process chemicals, and container products. As part of its new corporate strategy, Grace has reorganized the management of these core businesses on the basis of global product lines. Grace has also organized task forces that are developing and implementing "best practices" relating to financial planning, information systems, human resources, logistics and other management functions; has implemented a process to better allocate capital among its businesses; and has retired or refinanced most of its higher-cost debt.

     DIVESTMENTS AND OTHER DISPOSITIONS. Pursuant to its new strategy, Grace has divested or monetized a number of non-core businesses and has announced plans to divest others. In 1991, Grace sold its specialty textiles business; its automotive chemicals and sound deadening components businesses; investments in two pharmaceutical businesses; its Trinidadian fertilizer operations; its animal feed businesses; its polyurethane foam sealant manufacturing business; and its Japanese microwave products business. In 1992, Grace sold its book, video and software distribution businesses and its organic chemicals business and related assets. In December 1992, Grace also completed a transaction to monetize a portion of its cocoa and chocolate business by selling a 21% limited partnership interest in Grace Cocoa Associates, L.P. ("Grace Cocoa"), which owns this business and other assets, resulting in Grace's receipt of approximately $300 million in cash.

     During the first half of 1993, Grace sold substantially all of its oil and gas and energy services businesses for net cash proceeds of $386 million, and it is in the process of liquidating the remaining miscellaneous assets and liabilities of those businesses. Grace also sold a number of other non-core businesses and corporate investments in 1993, including a 50% interest in a Japanese chemical business (for approximately $31.4 million), a food hygiene services business (for approximately $11.2 million) and minority investments in Grace-Sierra Horticultural Products Company and Canonie Environmental Services Corp. (for proceeds totaling $41.3 million). In January 1994, Grace received $42.8 million in exchange for the securities of The Restaurant Enterprises Group, Inc. held by Grace.

     In the fourth quarter of 1992, Grace classified Colowyo Coal Company, a coal mining subsidiary, as a discontinued operation. In the second quarter of 1993, after evaluating the expected contribution of its remaining non-core businesses to its future performance and growth, Grace reclassified as discontinued operations its cocoa and battery separators businesses; certain engineered materials businesses (principally printing products, electromagnetic radiation control and material technology businesses); and substantially all of its other non-core businesses. Grace is actively pursuing the sale of these businesses.

     STRATEGIC ACQUISITIONS. As part of its strategy to focus on core business growth, Grace has made, and expects to continue to make, strategic acquisitions directly related to its core businesses. In 1992, Grace acquired the North American food service packaging business of Du Pont Canada for approximately $20 million. In 1993, Grace acquired (a) the water treatment and related operations of Aquatec Quimica S.A. of Brazil, which has significant operations throughout South America, as well as operations in Portugal and the

United States; and (b) the Katalistics fluid cracking catalyst additive business previously owned by a joint venture between Union Carbide Corporation and Allied-Signal Inc.

     In the 1991-92 period, Grace acquired the Renacare unit of Lloyds Chemists plc, the leading United Kingdom producer of dialysis concentrate and a distributor of associated products, as well as additional dialysis centers located primarily in the United States, for approximately $54 million in the aggregate. In 1993, Grace acquired Home Intensive Care, Inc., a national provider of alternate site infusion therapy and dialysis health care services, for approximately $129 million in cash (inclusive of expenses); Virginia-based American Homecare Equipment, Inc., a provider of home infusion and respiratory therapy services, for approximately 116,000 shares of the Company's common stock and other consideration; and Riggers Medizintechnik GmbH, a German manufacturer and distributor of dialysis products. Additionally, during 1993, Grace acquired regional providers of home infusion therapy services and home support nursing services, as well as 26 additional dialysis centers located primarily in the United States, for a total of approximately $92 million. In March 1994, Grace announced that it had agreed to acquire Home Nutritional Services, Inc., a national provider of home infusion therapy services, for approximately $120 million in cash (inclusive of expenses and debt to be assumed); completion of the transaction is anticipated during the second quarter of 1994. Grace is considering additional acquisitions in the health care industry, with a view to continued development of its international health care business.

     See Notes 3, 6, 9 and 11 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Financial Supplement for additional information.

INDUSTRY SEGMENTS

     Information concerning the sales and revenues, pretax operating profit and identifiable assets of Grace's continuing operations by industry segment and geographic area for 1993, 1992 and 1991 is contained in Note 17 to Grace's Consolidated Financial Statements in the Financial Supplement.

                               SPECIALTY CHEMICALS

     Grace's specialty chemical operations consist of the development, manufacture and sale of products and systems in five core market groups (see "Strategic Restructuring" above). These products and systems typically serve highly specialized markets and represent an important component (but a relatively small portion of the cost) of the end products in which they are used. Accordingly, competition is generally based primarily on technological capability, customer service and product quality. Grace's specialty chemical products and systems are marketed primarily through direct sales organizations.

     The following is a description of the products and services provided by each of Grace's core specialty chemical businesses.

     PACKAGING. Grace's packaging business ("Grace Packaging") provides high-performance total packaging systems on a worldwide basis, competing principally by providing superior quality products and services for specialized customer needs. The principal products and services provided by Grace Packaging are (a) flexible packaging systems (including material, equipment and services) for a broad range of perishable foods such as fresh meat, prepared foods, baked goods, poultry, produce, cheese, and smoked and processed meat products; (b) shrink films for packaging a variety of consumer and industrial products; (c) foam trays for supermarkets and poultry and other food processors; and (d) rigid plastic containers for dairy and other food and non-food products.

     Grace Packaging competes through three product groups: flexible packaging (marketed extensively under the Cryovac-R- registered trademark), foam trays, and rigid plastic containers.

     Cryovac-R- flexible packaging products include shrink bags, shrink films, laminated films, medical films, and equipment. The Cryovac packaging products group developed and introduced flexible plastic vacuum shrink packaging in the late 1940s, contributing to expanded food distribution and marketing by providing better protection against decay-inducing bacteria and moisture loss. The market for Cryovac products has subsequently shifted from industrial food applications toward the retail food market, and Cryovac packaging technology has also been introduced in non-food applications such as flexible packaging for display items and electronic and medical products.

     The flexible packaging products group emphasizes five core competencies to differentiate itself from competitors: (1) proprietary film processing technology; (2) resin technology, permitting the production of materials suited to specific customer needs; (3) packaging and food science expertise, providing better understanding of the interaction between packaging materials and packaged products; (4) complete systems support capability, to provide a single source of supply for customer needs; and (5) strategically located production, warehousing and distribution networks.

     Foam trays are produced by the Formpac business group of Grace Packaging, primarily for sale to supermarkets and poultry and other food processors in the eastern United States. Formpac's proprietary technology has also been successfully utilized in certain packaging applications outside the United States, and Formpac is exploring opportunities to expand its business outside North America.

     Grace Packaging's Omicron business group produces rigid plastic packaging applications, primarily for dairy products in Australia. These products utilize proprietary thermoforming technology, involving the controlled thinning and shaping of hot plastic sheets to increase strength and rigidity while minimizing weight.

     Grace Packaging's sales and revenues were $1.3 billion in 1993 and $1.2 billion in each of 1991 and 1992. Approximately 50% of Grace Packaging's 1993 sales and revenues were generated in North America, 30% in Europe, 10% in Asia Pacific, and the remainder in Latin America. At year-end 1993, Grace Packaging employed approximately 9,000 people in 23 production facilities (9 in North America, 6 in Europe, 5 in Latin America and 3 in Asia Pacific) and 77 sales offices, serving more than 18,000 customers.

     A majority of the raw materials used by Grace Packaging are resins that are generally available at stable prices. In most cases, multiple sources of raw materials exist, with at least one source being located in each regional market. The primary external influence affecting the packaging business is the general economy; seasonality is not significant to Grace Packaging's business.

     CATALYST AND OTHER SILICA-BASED PRODUCTS. This core business ("Grace Davison") is composed of three principal product groups: fluid cracking catalysts, polyolefin catalysts, and silica and zeolite adsorbents. These products involve silica, alumina and zeolite technology and the design and manufacture of products to meet customer specifications; they are sold to major oil refiners, plastics and chemical manufacturers, and consumer products companies.

     Fluid cracking catalysts are used by refiners to upgrade oil to more valuable transportation fuels such as gasoline and jet and diesel fuel. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in raw materials and operational needs. Competition is based on technology, product performance, customer service and price.

     Polyolefin catalysts and catalyst supports are essential components used in manufacturing nearly half of all high density and linear low density produced polyethylene resins, which are used in products such as packaging film and plastic pipe. The catalyst business is technology-intensive and focused on providing products specifically formulated to meet end-user applications. Manufacturers generally compete on a worldwide basis, and competition has intensified recently due to excess capacity in the catalyst industry, with resultant price sensitivity.

     Silica and zeolite adsorbents are used in plastics, dentifrices, paints, insulated glass and other products, and in the refining of edible oils. Silicas are used in coatings as flatting agents, in plastics to improve handling, in toothpastes as thickeners and cleaners, in food to carry flavors and prevent caking, and in the purification of edible oils.

     Grace Davison's sales and revenues were $572 million in 1993, $519 million in 1992, and $470 million in 1991; approximately 59% of Grace Davison's 1993 sales and revenues were generated in North America, 34% in Europe, 6% in Asia Pacific and 1% in Latin America. At year-end 1993, Grace Davison employed approximately 2,600 persons worldwide in nine facilities (six in the United States and one each in Canada, Germany and Brazil).

     Most raw materials used in the manufacture of Grace Davison products are available from multiple sources and, in some instances, are produced or supplied by Grace. Because of the diverse applications of products utilizing Grace Davison technology and the geographic areas in which such products are used, seasonality does not have a significant effect on Grace Davison's businesses.

     CONSTRUCTION PRODUCTS. Grace Construction Products ("GCP") is a leading supplier of specialty materials and systems to the world-wide construction industry. GCP products and systems strengthen concrete, control corrosion, prevent water damage and protect structural steel against collapse due to fire. These products include concrete admixtures, cement processing additives, and fireproofing and waterproofing materials. In North America, GCP also manufactures and distributes reinforced fiberglass building components, masonry block additives and products, and vermiculite products used in construction and other industrial applications. GCP's products are sold to a broad customer base, including cement manufacturers, ready mixed and precast concrete producers, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers.

     GCP is a principal supplier of the products it manufactures, competing with several large global suppliers and smaller regional competitors. Competition is based largely on pricing, product performance, proprietary technology and technical support and service.

     GCP's 1993 sales and revenues totaled $333 million (70% in North America, 17% in Europe, 13% in Asia Pacific and less than 1% in Latin America). Sales and revenues for 1992 and 1991 were $333 million and $345 million, respectively. At year-end 1993, GCP employed approximately 2,000 persons at approximately 59 production facilities (33 in North America, 9 in Southeast Asia, 7 in Australia, 5 in Europe, 4 in Latin America and 1 in Japan) and 73 sales offices worldwide.

     Supplies and raw materials used for manufacturing GCP products are primarily commodities obtained from multiple sources, including commodity chemical producers, petroleum companies, other construction industry suppliers and paper manufacturers. In most instanc-

ES, there are at least two alternative suppliers for the raw materials utilized by GCP. The construction business is seasonal, based on weather conditions, and cyclical, in response to economic conditions and construction demand. To increase profitability and minimize the impact of cyclical downturns in regional economies, GCP strives to introduce new and improved products, has implemented a lower cost structure in North America and Europe and is emphasizing expansion in European and Southeast Asian markets.

     WATER TREATMENT. Grace's water treatment and process chemicals business ("Grace Dearborn") consists of the water treatment and paper industry services business lines, which market the following products and services: (a) chemical treatments and systems to prevent corrosion, scale and microbiological growth in industrial process waters, heating and cooling applications, and industrial wastewater applications for clarification, sludge de-watering, odor control and water recycling; (b) paper industry process chemicals, support equipment and related specialist and consulting services; (c) hydrocarbon processing chemicals, related support equipment and services to protect and optimize processing system performance; (d) chemical treatments, support equipment and services for sugar processing, including processing sugar into alcohol as a gasoline substitute; (e) chemical treatments to protect industrial canned food cooking and sterilizing equipment; and (f) paint detackification products and services to remove paint sludge from water wash paint spray systems.

     Grace Dearborn sales and revenues for 1993 totaled $330 million (42% in North America, 40% in Europe, 16% in Latin America and 2% in Asia Pacific). Sales and revenues for 1992 and 1991 were $302 million and $292 million, respectively. At year-end 1993, Grace Dearborn employed approximately 2,800 persons at 21 plants (7 in Latin America, 6 in North America and 4 in each of Europe and Asia Pacific) and 107 sales offices.

     Raw materials used in the Grace Dearborn business lines are readily available from multiple sources, generally at stable prices. The paper industry services business is affected by the cyclicality of the global paper market.
The water treatment services business responds to (but is not adversely affected by) seasonal fluctuations, concentrating on boiler treatment in winter and cooling system treatment in summer. The effects of seasonality are further diminished by the geographic diversity of the markets in which Grace Dearborn competes.

     CONTAINER PRODUCTS. Grace's container business ("Grace Container") consists of three product lines: container sealants, closures and coatings.
The principal products marketed by these product lines include sealing compounds and related application equipment for food and beverage cans and other rigid containers; gasketing materials to the metal crown, aluminum roll-on and plastic closure segments of the glass/closure packaging markets; adhe-sive lacquers and associated protective and decorative coatings for plastic and metal closures; protective and decorative coatings and lacquers for rigid food and beverage containers; and lubricants used primarily in two-piece can manufacturing.

     Grace Container sales and revenues (excluding those of Grace Specialty Polymers, discussed below) were $238 million, $253 million and $248 million in 1993, 1992 and 1991, respectively. Its products are marketed internationally, with 37% of sales and revenues in Europe, 27% in North America, 25% in Asia Pacific and 11% in Latin America. At year-end 1993, Grace Container employed approximately 1,830 persons at 25 plants and 39 sales offices worldwide. Competition is based on providing high-quality customer service, as well as on price and product quality and reliability. Raw materials are generally available from multiple sources at stable prices. Although demand for container packaging and sealant products tends to increase during the warmest months of the year, the impact of such seasonality on Grace Container is offset almost entirely by the geographic diversity of the markets in which it competes.

     Recently integrated with Grace Container is Grace Specialty Polymers, which develops formulated engineered polymers for printed circuit board and component assembly in the electronics, electrical, automotive and defense industries. These include surface mount and conductive adhesives, capacitor coatings, light emitting diode encapsulants and conformal coatings. The integration of these product lines reflects the reliance of both businesses on polymer technology as an integral feature of the products they manufacture.


                                   HEALTH CARE

     Grace's health care business ("Grace Health Care") is primarily engaged in supplying kidney dialysis and home infusion and respiratory therapy services, and in the manufacture and sale of products used to provide dialysis and other medical services.

     Grace Health Care provides kidney dialysis and related services for outpatients with chronic renal failure. At December 31, 1993, Grace Health Care operated 501 centers providing dialysis and related services (471 in the United States and Puerto Rico, 23 in Portugal, 4 in Spain, 2 in the Czech Republic and 1 in Argentina); these centers, substantially all of which are leased, average ap- proximately 5,600 square feet in size. Grace Health Care also provides inpatient acute dialysis services under contracts with hospitals in the United States (385 at December 31, 1993) and furnishes dialysis equipment and supplies to patients who elect home treatment. At December 31, 1993, Grace Health Care was treating approximately 37,000 patients in the U.S. and 3,000 patients in other countries. Revenues from kidney dialysis services were $1,012 million in 1993, $860 million in 1992 and $720 million in 1991.

     Additionally, Grace Health Care manufactures disposable bloodlines, dialysis solutions and artificial kidneys (dialyzers), for use in its dialysis centers and for sale to unaffiliated dialysis facilities and home patients; distributes dialysis supplies and equipment and other medical products and supplies manufactured by others; and provides laboratory services (including hepatitis testing) to dialysis patients. More than two-thirds of the sales of dialysis and other medical products supplies and equipment reflect sales to patients not directly treated, or facilities not operated, by Grace Health Care.

     Grace Health Care also provides infusion and respiratory therapy services and other medical equipment and supplies to patients for home use through a network of 97 locations (96 leased and 1 owned). Infusion therapy includes intravenous delivery of an expanding range of medications and nutritional preparations, such as chemotherapy, total parenteral nutrition, antibiotic therapy and drugs for pain management. Respiratory therapy includes delivery of oxygen and aerosolized drugs and the use of ventilators. In addition, Grace Health Care provides home nursing support services through nine branch locations.

     Grace Health Care's business is dependent on the continuation of Medicare and other third-party insurance coverage for dialysis and home care services and products. At such time as Medicare becomes a patient's primary payor for dialysis (generally, 3 months following commencement of treatment or, in the case of patients covered by employer-sponsored health insurance, 21 months after commencement of treatment) and/or homecare products and services, Medicare currently reimburses suppliers of such services and products for approximately 80% of established fees or reasonable charges; the remaining 20% is paid by the patient and/or his non-Medicare insurance carrier.

     Because in most cases the prices of dialysis services and products in the U.S. are directly or indirectly regulated by Medicare, competition in the industry is based primarily on quality and accessibility of service. In addition, some states limit competition under laws that restrict the number of dialysis facilities within a geographic area based on need, as determined by state agencies. Competition in the home care business is also based on quality of service as well as price, and, where state laws do not impose limits on competition, there are no significant barriers to entering this business. Cost efficiency, therefore, is also a key element of competition in this market. Based upon Grace's knowledge and understanding of the health care industry in general and of other providers of kidney dialysis and infusion therapy, as well as information obtained from publicly available sources, Grace Health Care believes that it is among the most cost-efficient of the companies in its field and that it is the leading United States supplier of dialysis services and products and a leading United States provider of infusion therapy.

     Except as noted in the following paragraph, Grace Health Care believes there are adequate sources of supply for the raw materials and products utilized in its health care services and medical products businesses. At year-end 1993, Grace Health Care employed a total of approximately 13,600 persons full-time at its facilities worldwide. Grace Health Care's businesses generally are not seasonal or cyclical in nature. It is unclear at this time whether and to what extent any of the currently proposed reforms in U.S. health care law will affect Grace Health Care's operations.

     National Medical Care, Inc. ("NMC") is Grace's principal health care subsidiary. In 1993, the United States Food and Drug Administration ("FDA") issued import alerts with respect to (a) hemodialysis bloodlines manufactured at NMC's plant located in Reynosa, Mexico and (b) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the United States until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing for the resumption of importation of bloodlines and hemodialyzers following certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. In accordance with the consent decree, NMC certified compliance to the FDA with respect to the Reynosa, Mexico facility in January 1994 and the FDA lifted the bloodline import alert in March 1994, following a thorough reinspection by the FDA and a commitment by NMC to finish certain studies by May 1994 and, in the interim, to perform additional product testing. Certification of compliance at the Dublin, Ireland facility is anticipated in the second quarter of 1994. The consent decree also requires NMC to certify and maintain compliance with applicable FDA device manufacturing laws and regulations at all of its United States manufacturing facilities. NMC has conducted a full review of such facilities and upgraded its quality assurance systems as necessary, and all certifications required with respect to such facilities have been filed. No fines or penalties were imposed on NMC as a result of any of the FDA's actions relating to the import alerts or in connection with the consent decree. Neither the import alerts nor previously reported recalls of certain NMC products have had, nor are they expected to have, a material effect on Grace's results of operations or financial position.

     HEALTH CARE INVESTMENT. Grace has a 47% common equity interest in a company that serves hospitals and other health care institutions by recruiting nurses and other trained health care personnel and placing them on temporary assignments throughout the United States. Grace also owns preferred stock of the company and op-tions, exercisable commencing in 1994, to acquire the balance of such company's common equity.

     See "Strategic Restructuring" above for information concerning 1993 and early 1994 transactions involving Grace's health care business.


OTHER OPERATIONS

     THERMAL AND EMISSION CONTROL SYSTEMS. In 1993, Grace combined its web processing equipment business and its air emission control catalysts and systems business to form a new product line in thermal and emission control systems, named "Grace TEC Systems". The principal products currently marketed by this product line are (a) air flotation dryers and auxiliary web processing equipment for the printing, coating and converting industries, and (b) air emission control catalysts and systems to control volatile organic compounds, carbon monoxide and nitrogen oxides emissions from power generation, industrial and automotive sources.

     DISCONTINUED OPERATIONS. In the fourth quarter of 1992, Grace classified Colowyo Coal Company ("Colowyo") as a discontinued operation. Colowyo, a partnership wholly owned by Grace, operates the largest surface coal mine in Colorado under federal and state leases covering proven and/or probable surface reserves of approximately 195 million tons of low-sulfur coal.

     In the second quarter of 1993, Grace classified as discontinued operations its remaining non-core businesses, including Grace Cocoa, an international producer and supplier of high-quality intermediate cocoa and chocolate products to the bakery, confectionery, dairy and beverage industries; Grace's battery separators business; and certain engineered materials businesses, principally printing products, electromagnetic radiation control and material technology businesses.

     Grace is actively pursuing the divestment of these discontinued operations and those referred to under "Strategic Restructuring" above. See Notes 3 and 6 to Grace's Consolidated Financial Statements in the Financial Supplement and "Strategic Restructuring" for additional information.


RESEARCH ACTIVITIES

     Grace engages in active research and development programs directed toward the development of new products and processes and the improvement of, and development of new uses for, existing products and processes. Research is carried out by divisional laboratories in the United States, Europe and Japan and by the Corporate Research Division, which has facilities in Columbia,

Maryland; Lexington, Massachusetts and Atsugi, Japan. The Research Division's activities focus on Grace's core product lines and include specialty polymers; biomedical devices; catalysis; construction materials; photopolymers; specialty packaging; and process engineering, principally involving the development of technologies to manufacture chemical specialties and biomedical products. As part of Grace's commitment to focus resources on core businesses, corporate research programs for the core product lines are being increased, while funding in support of non-core businesses and discontinued operations is being eliminated. In addition, product line and corporate research programs are being integrated and concentrated on key projects.

     Research and development expenses relating to continuing operations amounted to $135 million in 1993, $130 million in 1992 and $128.1 million in 1991 (including expenses incurred in funding external research projects). The amount of research and development expenses relating to government- and customer-sponsored projects (as opposed to projects sponsored by Grace) is not material.


ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     In constructing and operating its facilities, Grace incurs capital and operating expenditures relating to the protection of the environment, as well as costs to remediate previously contaminated properties. Costs incurred to operate and maintain environmental facilities and dispose of hazardous and non-hazardous wastes with respect to continuing operations were $45 million in 1993, $56 million in 1992 and $38 million in 1991, and are estimated to be $50 million and $54 million in 1994 and 1995, respectively. Grace's capital expenditures for environmental control facilities relating to continuing operations were approximately $20 million, $18 million and $17 million in 1993, 1992 and 1991, respectively, and are estimated to be $19 million and $23 million during 1994 and 1995, respectively. Costs incurred to remediate previously contaminated sites were $44 million, $35 million and $18 million in 1993, 1992 and 1991, respectively, and are estimated to be $44 million and $35 million in 1994 and 1995, respectively. Such expenditures have not had, and are not expected to have, a material effect on Grace's other capital expenditures or on its earnings or competitive position. See Note 11 to Grace's Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

     Grace has established an Environmental, Health and Safety ("EHS") policy and related programs that include specialized safety training for employees, monitoring of the workplace environment, and training and guidance for employees with respect to EHS regulatory compliance. These programs are supported by a central EHS department organized in 1993. This department also audits oper-ating facilities and manages Grace's environmental remediation activities.

     The Responsible Care program of the Chemical Manufacturers Association, in which Grace's United States chemical operations have participated, has been extended to Grace operations worldwide under the name "Commitment to Care". The goal of this program is to promote best management practices in the areas of product stewardship, employee health and safety, community awareness and emergency response, process safety, distribution practices and pollution prevention. Grace's EHS auditing program has also been expanded to include all facilities worldwide; this program involves the onsite inspection of facilities for compliance with applicable laws, as well as Grace's policies, standards and guidelines.

     See Item 3, "Legal Proceedings", in this Report, and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement, for information concerning environmental proceedings to which Grace is a party.


MATERIALS AND ENERGY

     The availability and prices of the raw materials and fuels used by Grace are subject to worldwide market conditions and governmental policies. On the basis of existing arrangements, Grace does not anticipate any major disruptions of its business in 1994 as a result of shortages of raw materials or energy. Should shortages occur, their effect on Grace's operations would depend upon their nature, duration and severity and consequently cannot be determined at this time. However, arrangements have been made, and will continue to be made, for long-term commitments for many of Grace's raw materials and fuel requirements from primary sources of supply.


ITEM 2. PROPERTIES.

     Grace operates chemical, manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Although Grace believes that the productive capacity of most of its plants and other facilities is adequate for current operations and foreseeable growth, it conducts ongoing, long-range forecasting of its capital requirements to assure that additional capacity will be available when and as needed (see information regarding Grace's capital expenditures on page F-28 of the Financial Supplement). Accordingly, Grace does not anticipate that its operations or income will be materially affected by the absence of available capacity.

     Additional information regarding Grace's properties is set forth in Item 1 above, in Schedules V and VI on pages F-35 and F-36 of the Financial Supplement and in Notes 1, 8 and 11 to Grace's Consolidated Financial Statements in the Financial Supplement.


ITEM 3. LEGAL PROCEEDINGS.

     ASBESTOS LITIGATION. Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. At year-end 1993, Grace was a defendant in approximately 38,100 asbestos-related lawsuits representing approximately 56,700 claims (as compared to approximately 30,900 lawsuits and 53,000 claims at year-end 1992). 92 of the lawsuits pending at year-end 1993 involved claims for property damage allegedly caused by the use of asbestos-containing materials in the construction of buildings. The plaintiffs in these lawsuits generally seek, among other things, to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. The remaining asbestos-related lawsuits involve claims for personal injury. In most of Grace's asbestos-related lawsuits, it is one of many defendants.

     Through year-end 1993, 120 asbestos property damage cases had been dismissed with respect to Grace without payment of any damages or settlement amounts; judgments were entered in favor of Grace in twelve cases; in six cases (four of which are on appeal), Grace was held liable for a total of $68.3 million; and 131 property damage suits and claims had been settled by Grace for a total of $300.0 million. Grace has recorded a receivable for the insurance pro- ceeds it expects to receive in connection with these adverse verdicts and settlements, as well as defense costs initially paid by Grace (see "Insurance Litigation" below and Note 2 to Grace's Consolidated Financial Statements in the Financial Supplement).

     Included in the asbestos property damage lawsuits pending against Grace and others at year-end 1993 are the following class actions: (1) a Pennsylvania state court action (PRINCE GEORGE CENTER, INC. V. U.S. GYPSUM COMPANY, ET AL., Court of Common Pleas of Philadelphia County) covering all commercial buildings in the United States leased in whole or in part to the United States government on or after May 30, 1986; (2) an action, conditionally certified by the United States Court of Appeals for the Fourth Circuit in September 1993 and pending in the United States District Court for the District of South Carolina, covering all public and private colleges and universities in the United States whose buildings contain asbestos materials (CENTRAL WESLEYAN COLLEGE, ET AL. V. W. R. GRACE, ET AL.); (3) an action (IN RE: ASBESTOS SCHOOL LITIGATION), brought in 1983 in the United States District Court for the Eastern District of Pennsylvania, on behalf of all public and private elementary and secondary schools in the United States that contain asbestos materials, which action has been scheduled for trial in late 1994 on a limited number of issues; and (4) a purported class action (ANDERSON MEMORIAL HOSPITAL, ET AL. V. W. R. GRACE & CO., ET AL.), filed in 1992 in the Court of Common Pleas for Hampton County, South Carolina, on behalf of all entities that own, in whole or in part, any building containing asbestos materials manufactured by Grace or one of the other named defendants, other than buildings subject to the class action lawsuits described above and any building owned by the federal or any state government.

     The remaining asbestos lawsuits pending at year-end 1993 involved claims for personal injury. Through year-end 1993, approximately 7,000 personal injury lawsuits involving 17,900 claims had been dismissed with respect to Grace without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 11,300 such suits involving 13,400 claims had been settled for a total of $52.2 million (see "Insurance Litigation" below). In January 1993, in EDWARD M. CARLOUGH, ET AL.
V. AMCHEM PRODUCTS, INC., ET AL., the United States District Court for the Eastern District of Pennsylvania conditionally certified a class of all future asbestos personal injury claimants, including individuals who have been occupationally exposed to asbestos-containing materials but who do not presently allege asbestos-related injury. Although Grace is not among the defendants named in the class action complaint, dissemination of the required class notice may generate additional litigation against Grace.

     In 1991, the Judicial Panel on Multi-District Litigation consolidated in the United States District Court for the Eastern District of Pennsylvania, for pre-trial purposes, all asbestos personal injury cases pending in the federal courts (including approximately 7,000 cases against Grace). To date, no action has been taken by the court handling the consolidated cases that would indicate whether the consolidation will affect Grace's cost of disposing of these cases or its defense costs.

     Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. While (a) Grace's insurance carriers have not acknowledged or have denied the applicability of their insurance coverage to Grace's asbestos property damage lawsuits and claims (except as discussed below under "Insurance Litigation"),
(b) Grace is currently in litigation with certain carriers concerning the applicability and extent of its insurance coverage and (c) the resolution of certain issues, primarily relating to the availability of coverage for specific years, will require further judicial proceedings, Grace believes that its insurance will cover a substantial portion of any damages, settlement amounts and litigation costs related to its asbestos litigation and claims. Consequently, Grace believes that the resolution of its asbestos litigation will not have a material adverse effect on its consolidated financial position or results of operations. See "Insurance Litigation" below and Note 2 to Grace's Consolidated Financial Statements in the Financial Supplement for additional information.

     ENVIRONMENTAL AND OTHER PROCEEDINGS. Grace (together with other companies) has been designated a "potentially responsible party" ("PRP") by the United States Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. Grace has not incurred any material liability with respect to sites as to which such proceedings have been concluded by agreement with the EPA.

     At year-end 1993, proceedings were pending with respect to approximately 35 sites as to which Grace has been designated a PRP. Although federal law provides that all PRPs may be held jointly and severally liable for the costs of investigation and remediation of a site, after consideration of the liabilities of other PRPs with respect to these sites and their respective levels of financial responsibility, Grace believes that the amount recorded in its Consolidated Financial Statements for environmental remediation is adequate to cover its exposure with respect to these sites (see Note 11 to the Consolidated Financial Statements in the Financial Supplement for further information). In addition, Grace is presently involved in litigation with its insurance carriers seeking to hold them responsible for certain amounts for which Grace may be held liable with respect to these sites. The outcome of such litigation, as well as the amount of any recovery that Grace may receive in connection therewith, is presently uncertain.

     Grace is also involved in other litigation, including certain environmental proceedings brought by federal, state and/or local government agencies and private parties. No such litigation is expected to result in significant monetary or other sanctions or in other material liabilities. However, as a voluntary participant in the EPA Toxic Substances Control Act Compliance Audit Program, Grace agreed to undertake a corporate-wide audit of compliance with
Section 8 of such Act and to pay a stipulated civil penalty for each study or report that should have been, but was not, submitted to the EPA as required under such Section. Although final review of the audit is not complete, Grace believes it will be required to pay the EPA penalties aggregating from $250,000 to $400,000 for information discovered in the course of the audit. In addition, Grace has voluntarily reported to the EPA violations of certain notification and related requirements under such Act, and it is anticipated that penalties will be assessed against Grace in connection therewith; the amount of such penalties cannot be determined at this time. For additional information, see Note 2 to Grace's Consolidated Financial Statements in the Financial Supplement.

     In addition, in April 1993, the United States Department of Justice filed suit against Grace in the United States District Court for the District of Montana, Great Falls Division, alleging certain violations of the Clean Air Act in connection with the demolition of a mill in Libby, Montana during late 1991 and early 1992. The complaint seeks damages of up to $25,000 per day for each of seven alleged violations and injunctive relief against future violations, and the Department of Justice previously informed Grace that it might seek penalties of up to $3.3 million in connection therewith. However, subject to certain conditions, Grace and the Department of Justice have agreed in principle to settle this matter upon the payment by Grace of penalties substantially lower than the amount initially contemplated by the Department of Justice.

     Further, Hatco Corporation ("Hatco"), which purchased the assets of a Grace chemical business in 1978, previously instituted a lawsuit against Grace in the United States District Court for the District of New Jersey seeking recovery of cleanup costs for waste allegedly generated at a New Jersey facility during the period of Grace's ownership. Grace has also filed a lawsuit against its insurance carriers seeking indemnity against any damages assessed against Grace in the underlying lawsuit, as well as defense costs. In decisions rendered during 1993, the Court ruled that Grace is responsible for a substantial portion of Hatco's costs. In an earlier decision, the Court had resolved, in a manner favorable to Grace, certain legal issues regarding Grace's right to insurance coverage; however, the ultimate liability of Grace's insurance carriers will be determined at trial. Remedial costs, and Grace's share of such costs, will be determined once ongoing site investigations are completed and a remediation plan is approved by the State of New Jersey, which is not expected to occur before the latter part of 1994. As a result of the above factors, neither the amount that Grace may be required to pay Hatco, nor the amount that Hatco may have to absorb, nor the amount of Grace's recoveries from its insurance carriers can be reliably estimated at this time. However, based on its investigation to date, Grace believes that the ultimate resolution of this matter will not have a material effect on its financial condition.

     INSURANCE LITIGATION. Grace is involved in litigation with certain insurance carriers with respect to asbestos-related claims and environmental liabilities. Its asbestos-related insurance actions consist of two cases styled MARYLAND CASUALTY CO. V. W. R. GRACE & CO., both pending in the United States District Court for the Southern District of New York; STATE OF MISSISSIPPI V. THE FLINTKOTE CO., ET AL., pending in the Circuit Court of Jackson County, Mississippi; DAYTON INDEPENDENT SCHOOL DISTRICT V. UNITED STATES MINERAL PRODUCTS COMPANY, ET AL., pending in the United States District Court for the Eastern District of Texas; INDEPENDENT SCHOOL DISTRICT NO. 197, ET AL. V. W. R. GRACE & CO. AND ACCIDENT & CASUALTY INSURANCE CO., ET AL., pending in the First

Judicial District in Minnesota; THE COUNTY OF HENNEPIN V. CENTRAL NATIONAL INSURANCE COMPANY, ET AL., pending in the Fourth Judicial District in Minnesota; ECOLAB, INC. V. CENTRAL NATIONAL INSURANCE CO., pending in the District Court for Ramsey County, Minnesota; AMERICAN EMPLOYERS' INSURANCE CO., AMERICAN REINSURANCE CO., AND COMMERCIAL UNION INSURANCE CO., AND UNIGARD SECURITY INSURANCE CO. V. W. R. GRACE & CO., CONTINENTAL CASUALTY CO., AND MARYLAND CASUALTY CO., which is pending in the New York state courts; and W. R. GRACE & CO.-CONN. V. ADMIRAL INSURANCE CO., ET AL., pending in the Superior Court of California for the County of Los Angeles. Grace's insurance actions relating to environmental liabilities consist of MARYLAND CASUALTY CO. V. W. R. GRACE & CO., pending in the United States District Court for the Southern District of New York; and HATCO CORP. V. W. R. GRACE & CO.-CONN., pending in the United States District Court for the District of New Jersey. The relief sought by Grace in these actions would provide insurance sufficient to cover Grace's estimated exposure with respect to the actions' subject matter, including damages for amounts previously expended by Grace to defend claims and satisfy judgments and settlements (see Note 2 to Grace's Consolidated Financial Statements in the Financial Supplement). The factual bases underlying these actions are the nature of the underlying asbestos-related and environmental claims, the language of the insurance policies sold by the carriers to Grace and the drafting history of those policies.

     In March 1991 (in one of the above asbestos-related cases involving Maryland Casualty Co.), the United States District Court for the Southern District of New York held that Grace's primary insurance carriers are obligated to defend and indemnify Grace for damages (other than certain punitive damages), settlement amounts and litigation costs with respect to asbestos-related property damage and personal injury claims; in so holding, the Court determined that coverage for property damage is triggered by the "discovery of damage" during the period covered by the relevant policy. On September 1, 1993, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling as to a "discovery of damage" trigger for such claims and, instead, adopted a trigger based on the date of installation of asbestos-containing materials. In January 1994, the United States Court of Appeals for the Second Circuit granted Grace's petition for a rehearing concerning the September 1, 1993 decision. The Second Circuit has requested that the parties rebrief the issue of the trigger of coverage, which rebriefing is scheduled to be concluded in April 1994. It is not known whether oral argument concerning this issue will be scheduled in connection with the rehearing of this case.

     In December 1991, the Mississippi Court referred to above also held that Grace's primary and excess insurance carriers are obligated to defend and indemnify Grace, determining that, for purposes of insurance coverage, damage to buildings from asbestos-containing products occurs at the time such products are put in place and that the damage continues as long as the building contains the products

(referred to as a "continuous trigger"). In November 1992, the Minnesota court referred to above reached a similar decision in interpreting a Grace insurance policy.

     In 1993, Grace received $74.6 million under settlements with insurance carriers, in reimbursement for amounts previously expended by Grace in connection with asbestos-related litigation. These settlements also provide for future reimbursements of $114.0 million. In early 1994, Grace settled with two additional insurance carriers and received approximately $88.8 million under such settlements. Prior to 1993, Grace received payments totalling $97.7 million from insurance carriers ($30.9 million prior to 1991; $35.3 million in 1991 and $31.5 million in 1992), the majority of which represented the aggregate remaining obligations owed to Grace by those carriers for primary-level insurance coverage written for the period June 30, 1962 through June 30, 1987. As a result of the payments received in 1990 and 1991, insurance litigations were dismissed as to the primary-level product liability insurance coverage previously sold by the relevant insurers to Grace; however, litigations continue as to certain other primary- and excess-level carriers.

     Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers, that had agreed to a settlement and had made a series of payments thereunder during 1993. The group of carriers subsequently notified Grace that it would not honor the agreement (which had not been executed) due to the September 1, 1993 decision of the United States Court of Appeals for the Second Circuit referred to above. Grace believes that the settlement agreement is binding and initiated action to enforce the settlement agreement. In January 1994, the United States District Court for the Eastern District of Texas held that the agreement is enforceable. The affiliated group of carriers is expected to appeal this ruling to the United States Court of Appeals for the Fifth Circuit.

     See Note 2 to Grace's Consolidated Financial Statements, appearing in the Financial Supplement for additional information.

     FUMED SILICA PLANT LITIGATION. In January 1993, Grace initiated legal action in the Belgian courts against the Flemish government to recover losses resulting from the closing of Grace's fumed silica plant in Puurs, Belgium.
(See Note 8 to Grace's Consolidated Financial Statements in the Financial Supplement for additional information). Grace is seeking damages in excess of four billion Belgian francs (approximately $120 million at current exchange rates), plus interest and loss of profits. There are also pending two separate arbitrations, one involving the engineering company that was responsible for the design and construction of the fumed silica plant, and the other involving a claim by the company from which the plant had agreed to purchase hydrogen under a long-term contract. The outcomes of these proceedings may affect the action filed against the Flemish government.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 1993.


EXECUTIVE OFFICERS

     The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors; the next such meeting is scheduled to be held on May 10, 1994.

   NAME AND AGE                    OFFICE                    FIRST ELECTED
   ------------                    ------                    -------------

J. P. Bolduc (54)             President and                    08/02/90
                              Chief Executive Officer          01/01/93

R. H. Beber (60)              Executive Vice President         05/10/93
                              and General Counsel

F. Peter Boer (53)            Executive Vice President         01/05/89

Hugh L. Carey (74)            Executive Vice President         12/03/87

Jean-Louis Greze (62)         Executive Vice President         05/10/93

Constantine L. Hampers (61)   Executive Vice President         06/06/91

Donald H. Kohnken (59)        Executive Vice President         12/07/89

James P. Neeves (56)          Executive Vice President         09/06/90

Brian J. Smith (49)           Executive Vice President         07/06/89
                              and Chief Financial Officer


     All the above executive officers have been actively engaged in Grace's business for the past five years.

     Mr. Carey was a partner of Finley, Kumble, Wagner, Heine, Underberg, Manley, Meyerson & Casey (a law firm) from 1983 to 1987; that firm is currently involved in bankruptcy proceedings commenced subsequent to Mr. Carey's departure. Mr. Carey is cooperating with the trustee in bankruptcy to secure a plan of reorganization that would result in some limited liability for Mr. Carey.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-29); under the heading "Quarterly Summary" opposite the captions "Dividends declared per common share" and "Market price of common stock" (page F-25); and in Note 13 to Grace's Consolidated Financial Statements (page F-19).

     Each share of the Company's Common Stock has an attendant Common Stock Purchase Right ("Right"). The Rights are not and will not become exercisable unless and until certain events occur (as described below). Until such events occur, the Rights will automatically trade with the Common Stock and separate certificates for the Rights will not be distributed. The Rights will become exercisable on the tenth business day (or such later business day as may be fixed by the Company's Board of Directors) after a person or group (a) becomes an "interested shareholder", as defined in Section 912 of the New York Business Corporation Law (generally, a beneficial owner of 20% or more of the outstanding voting stock), or (b) commences a tender offer or exchange offer that would result in such person or group becoming an interested shareholder. The Rights will not have any voting power at any time.

     When the Rights become exercisable, each Right will initially entitle the holder to buy from the Company one share of Common Stock for $87.50, subject to adjustment in certain cases ("purchase price"). If, at any time after the Rights become exercisable, (a) the Company is involved in a merger or other business combination in which (i) the Company is not the surviving corporation or (ii) any of the Common Stock is changed or converted into or exchanged for stock or other securities of any other person or cash or other property, or (b) 50% of the Company's assets, cash flow or earning power is sold, each Right will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the purchase price. Alternatively, each right not owned by a person who becomes an interested shareholder would become exercisable for Common Stock (or other consideration) having a market value equal to twice the purchase price.

     The Rights may be redeemed by the Company at $.025 per Right (payable in cash, Common Stock or any other form of consideration deemed appropriate by the Board) at any time through the tenth business day (or such later business day as may be fixed by the Board) after a public announcement that a person or group has become an interested shareholder; this right of redemption may be reinstated if all interested shareholders reduce their holdings to

10% or less of the outstanding Common Stock. The Rights will expire in January 1997.

     The Rights may be amended either before or after they become exercisable. However, the basic economic terms of the Rights (such as the purchase and redemption prices and the expiration date) cannot be changed.


ITEM 6.   SELECTED FINANCIAL DATA.

     The information called for by this Item appears under the heading "Financial Summary" (page F-29 of the Financial Supplement) and in Notes 5, 6, 9 and 16 to Grace's Consolidated Financial Statements (pages F-12, F-13, F-17 and F-22 of the Financial Supplement). In addition, Exhibit 12 to this Report (page F-41 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1989-1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item appears on pages F-30 to F-33 of the Financial Supplement.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index to Consolidated Financial Statements and Financial Statement Schedules and Exhibits on page F-1 of the Financial Supplement.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     This item is inapplicable, as no such changes or disagreements have occurred.


                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except for information regarding the Company's executive officers (see page
20), the information called for by this Item is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or

"filed" with the Securities and Exchange Commission ("SEC"), information subject to Regulations 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or information subject to the liabilities of Section 18 of the Exchange Act.


ITEM 11.  EXECUTIVE COMPENSATION.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Items 11, 12 and 13 is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     FINANCIAL STATEMENTS AND SCHEDULES. See the Index to Consolidated Financial Statements and Financial Statement Schedules and Exhibits on page F-1 of the Financial Supplement.

     REPORTS ON FORM 8-K. The Company filed no Reports on Form 8-K during the fourth quarter of 1993.

     EXHIBITS. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

          EXHIBIT                  WHERE LOCATED
          -------                  -------------

Certificate of Incorporation of    Exhibit 3 to Form 8-K
W. R. Grace & Co., as amended      (filed 6/9/88)

By-laws of W. R. Grace & Co., as   Exhibit 3.2 to Form 10-K
amended                            (filed 3/26/93)

Indenture dated as of Septem-      Exhibit 4.2 to Form 10-K
ber 29, 1992 among W. R. Grace     (filed 3/26/93)
& Co.-Conn., W. R. Grace & Co.
and Bankers Trust Company

Indenture dated as of January      Exhibit 4.4 to Form 10-K
28, 1993 among W. R. Grace         (filed 3/26/93)
& Co.-Conn., W. R. Grace & Co.
and NationsBank of Georgia, N.A.

Credit Agreement dated as of       Exhibit 4.2 to Form 8-K
September 1, 1992 among W. R.      (filed 9/26/92)
Grace & Co., W. R. Grace & Co.-
Conn. and the Several Banks Parties
thereto and Chemical Bank, as Agent

Amended and Restated Rights        Exhibit to Amendment on
Agreement dated as of June 7,      Form 8 to Application for
1990 between W. R. Grace & Co.     Registration on Form 8-B
and Manufacturers Hanover Trust    (filed 6/19/90)
Company

W. R. Grace & Co. Executive        Exhibit 19(f) to Form
Salary Protection Plan, as         8-K (filed 6/9/88)*
amended

W. R. Grace & Co. 1981 Stock       Exhibit 28(a) to Form
Incentive Plan, as amended         10-Q (filed 8/13/91)*

W. R. Grace & Co. 1986 Stock       Exhibit 28(b) to Form
Incentive Plan, as amended         10-Q (filed 8/13/91)*

W. R. Grace & Co. 1989 Stock       Exhibit 28(c) to Form
Incentive Plan, as amended         10-Q (filed 8/13/91)*

Forms of Stock Option Agreements   Exhibit 10(h) to Form
                                   10-K (filed 3/28/92)*

Forms of Restricted Share Award    Exhibit 10(i) to Form
Agreements                         10-K (filed 3/28/92)*

Information Concerning W. R.       Pages 10 and 11 of Proxy
Grace & Co. Incentive Compen-      Statement (filed 4/10/93)*
sation Program and Deferred
Compensation Program

W. R. Grace & Co. Long-Term        Exhibit 10(l) to Form
Incentive Plan                     10-K (filed 3/29/91)*

W. R. Grace & Co. Retirement       Exhibit 10(o) to Form
Plan for Outside Directors, as     10-K (filed 3/28/92)*
amended

Employment Agreement dated August  Exhibit 10(r) to Form
7, 1989 between W. R. Grace & Co.  10-K (filed 3/29/91)*
and Joseph R. Wright, Jr.

Employment Agreement dated         Exhibit 10(x) to Form
as of April 1, 1991 between        10-K (filed 3/28/92)*
W. R. Grace & Co.-Conn. and
Constantine L. Hampers, as
amended

Housing Loan Agreement dated       Exhibit 10(q) to Form
as of August 1, 1987 between       10-K (filed 3/29/88);
W. R. Grace & Co. and J. P.        Exhibit 19(i) to Form
Bolduc, related Amendment and      8-K (filed 6/9/88)*
Assignment dated May 10, 1988

Employment Agreement dated         Filed herewith*
August 1, 1993 between J. P.
Bolduc and W. R. Grace & Co.

Stock Option Agreement dated       Filed herewith*
June 30, 1993 between David L.
Yunich and W. R. Grace & Co.

Stock Option Agreement dated       Filed herewith*
June 30, 1993 between David L.
Yunich and W. R. Grace & Co.

National Medical Care, Inc. and    Exhibit 10 (aa) to Form
Subsidiaries Executive Bonus       10-K (filed 3/28/92)*
Plans

Retirement Agreement between       Exhibit 10.23 to Form 10-K
W. R. Grace & Co. and J. Peter     (filed 3/26/93)*
Grace dated December 21, 1992

Executive Severance Agreement      Exhibit 10.24 to Form 10-K
dated as of September 1, 1992      (filed 3/26/93)*
between W. R. Grace & Co. and
J. P. Bolduc

Executive Severance Agreement      Exhibit 10.26 to Form 10-K
dated September 1, 1992            (filed 3/26/93)*
between W. R. Grace & Co. and
Constantine L. Hampers

Form of Executive Severance        Exhibit 10.28 to Form 10-K
Agreement between W. R. Grace      (filed 3/26/93)*
& Co. and others

Consulting Agreement               Exhibit 10.29 to Form 10-K
dated June 1, 1992 between         (filed 3/26/93)*
W. R. Grace & Co. and
Kamsky Associates, Inc.

Incentive Compensation Agreement   Exhibit 10.30 to Form 10-K
dated June 1, 1992 between         (filed 3/26/93)*
National Medical Care, Inc.
and Kamsky Associates, Inc.

Consulting Agreement dated as of   Filed herewith*
June 16, 1993 by and between
National Medical Care, Inc., The
Humphrey Group, Inc. and Gordon
J. Humphrey

Employment Termination Agreement   Filed herewith*
dated June 30, 1993 between
J. R. Wright, Jr. and W. R.
Grace & Co.

W. R. Grace & Co. Supplemental     Filed herewith*
Executive Retirement Plan, as
amended

Weighted Average Number of         Filed herewith
Shares and Earnings Used in        (in Financial Supplement
Per Share Computations             to 10-K)

Computation of Ratio of Earnings   Filed herewith
to Fixed Charges and Combined      (in Financial Supplement
Fixed Charges and Preferred        to 10-K)
Stock Dividends

Selected Portions of the 1993      Filed herewith
Annual Report to Shareholders      (in Financial Supplement
of W. R. Grace & Co.               to 10-K)

List of Subsidiaries of            Filed herewith
W. R. Grace & Co.

Consent of Independent Accoun-     Filed herewith
tants                              (in Financial Supplement
                                   to 10-K)

Powers of Attorney                 Filed herewith

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereun-to duly authorized.
                                       W. R. GRACE & CO.

                                       By  /s/ B. J. Smith
                                          _______________________
                                               B. J. Smith
                                       (Executive Vice President)
Date: March 28, 1994

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1994.

             SIGNATURE                        TITLE
             ---------                        -----

            J. P. Bolduc*               President and Director
                                    (Principal Executive Officer)


G. C. Dacey*           R. C. Macauley*     ]
E. W. Duffy*           R. Milliken*        ]
H. A. Eckmann*         J. E. Phipps*       ]
C. H. Erhart, Jr.*     J. A. Puelicher*    ]
J. P. Grace*           E. W. Pyne*         ]     Directors
R. H. Grierson*        D. W. Robbins, Jr.* ]
C. L. Hampers*         G. S. Vance*        ]
T. A. Holmes*          D. L. Yunich*       ]
G. J. Humphrey*
G. P. Jenkins*


 /s/ B. J. Smith               Executive Vice President
- -----------------------      (Principal Financial Officer)
    (B. J. Smith)

 /s/ R. N. Sukenik           Vice President and Controller
- -----------------------      (Principal Accounting Officer)
    (R. N. Sukenik)
____________
* By signing his name hereto, Robert B. Lamm is signing this docu-ment on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                   By /s/ Robert B. Lamm
                                      ------------------------
                                          Robert B. Lamm
                                        (Attorney-in-Fact)

                           FINANCIAL SUPPLEMENT
                                    to
      Annual Report on Form 10-K for the Year Ended December 31, 1993

                    W. R. GRACE & CO. AND SUBSIDIARIES

                Index to Consolidated Financial Statements
              and Financial Statement Schedules and Exhibits
              ----------------------------------------------
                                                                       PAGE
                                                                       ----

Report of Independent Accountants on Financial Statement Schedules. .  F-2
Consent of Independent Accountants. . . . . . . . . . . . . . . . . .  F-2
Report of Independent Accountants . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statement of Operations for the three years in the period ended December 31, 1993 . . . . . . . . . . . . . . .  F-4
Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1993 . . . . . . . . . . . . . . .  F-5
Consolidated Balance Sheet as at December 31, 1993 and 1992 . . . . .  F-6
Consolidated Statement of Shareholders' Equity for the three years in the period ended December 31, 1993 . . . . .  . . .  F-7
Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  F-8-F-24
Quarterly Summary - Unaudited . . . . . . . . . . . . . . . . . . . .  F-25
Quarterly Statistics. . . . . . . . . . . . . . . . . . . . . . . . .  F-26
Worldwide Operations. . . . . . . . . . . . . . . . . . . . . . . . .  F-27
Capital Expenditures, Net Fixed Assets and Depreciation and
         Lease Amortization . . . . . . . . . . . . . . . . . . . . .  F-28
Financial Summary . . . . . . . . . . . . . . . . . . . . . . . . . .  F-29
Management's Discussion and Analysis of Results of Operations
         and Financial Condition. . . . . . . . . . . . . . . . . . .  F-30

Financial Statement Schedules
         Schedule II    -   Amounts receivable from officers and
                                employees exceeding $100,000  . . . .  F-34
         Schedule V    -  Property, plant and equipment . . . . . . .  F-35
         Schedule VI   -  Accumulated depreciation, depletion and
                               amortization of property, plant and
                               equipment . . . . . . . . . . . . . . . F-36
         Schedule VIII -  Valuation and qualifying account and
                               reserves . . . . . . . . . . . . . . .  F-37
         Schedule IX   -  Short-term borrowings . . . . . . . . . . .  F-38
         Schedule X    -  Supplementary income statement information   F-39

Exhibit 11: Weighted Average Number of Shares and Earnings Used in
         Per Share Computations . . . . . . . . . . . . . . . . . . .  F-40
Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges and
         Combined Fixed Charges and Preferred Stock Dividends . . . .  F-41

     The financial data listed above appearing in this Financial Supplement are incorporated by reference herein. The Financial Statement Schedules should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Financial statements of 50%- or less-owned persons and other persons accounted for by the equity method have been omitted as provided in Rule 3-09 of Securities and Exchange Commission Regulation S-X. Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULES



To the Shareholders and Board of Directors of W. R. Grace & Co.


Our audits of the consolidated financial statements referred to in our report dated February 8, 1994 appearing on page 25 of the 1993 Annual Report to Shareholders of W. R. Grace & Co. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedules and Exhibits of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE
New York, New York
February 8, 1994








                    CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Pros- pectuses constituting parts of the Registration Statements on Form S-3 (Nos. 33-51041, 33-50983 and 33-25962) and Form S-8 (Nos. 33-7504, 33-15182 and 33-27960) of W.
R. Grace & Co. of our report dated February 8, 1994 appearing on page 25 of the 1993 Annual Report to Shareholders, which report is included at page F-3 of this Report on Form 10-K. We also consent to the inclusion in this Report of our report on the Financial Statement Schedules, which appears above.



PRICE WATERHOUSE
New York, New York
March 28, 1994

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the preparation, as well as the integrity and objectivity, of the consolidated financial statements and other financial information included in this report. Such financial information has been prepared in conformity with generally accepted accounting principles and accordingly includes certain amounts that represent management's best estimates and judgments.
   For many years, management has maintained internal control systems to assist it in fulfilling its responsibility for financial reporting, including careful selection of personnel, segregation of duties, formal business, accounting and reporting policies and procedures and an extensive internal audit function. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. The concept of reasonable assurance is based on the recognition that there are limitations in all systems and that the cost of such systems should not exceed the benefits to be derived.
   The Audit Committee of the Board of Directors, which is comprised of directors who are neither officers nor employees of nor consultants to Grace, meets regularly with Grace's senior financial personnel, internal auditors and independent accountants to review audit plans and results as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal control systems. The Audit Committee reports its findings and also recommends the selection of independent accountants to the Board of Directors. Grace's management, internal auditors and independent accountants have direct and confidential access to the Audit Committee at all times.
   The independent accountants are engaged to conduct audits of and render a report on the consolidated financial statements in accordance with generally accepted auditing standards. These standards include a review of the systems of internal controls and tests of transactions to the extent considered necessary by the independent accountants for purposes of supporting their opinion as set forth in their report.



                                                  B. J. Smith
                                                  Executive Vice President
                                                  and Chief Financial Officer


REPORT OF INDEPENDENT ACCOUNTANTS

PRICE WATERHOUSE                                        February 8, 1994
1177 Avenue of the Americas
New York, NY 10036

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.
In our opinion, the consolidated financial statements appearing on pages F-4 through F-24 of this report present fairly, in all material respects, the financial position of W. R. Grace & Co. and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Notes 5 and 16, the Company adopted new accounting standards for income taxes and postretirement benefits in 1992.

CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
- -------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                1993      1992         1991
- ----------------------------------------------------------------------------------------------------------
Sales and revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .   $4,408.4  $4,337.0     $4,386.6
Other income (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . .       42.5      69.9         55.7
                                                                           --------  --------     --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,450.9   4,406.9      4,442.3
                                                                           --------  --------     --------

Cost of goods sold and operating expenses. . . . . . . . . . . . . . . .    2,596.8   2,601.5      2,649.2
Selling, general and administrative expenses . . . . . . . . . . . . . .    1,029.7   1,028.0        982.5
Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .      227.7     224.9        232.9
Interest expense (Note 9). . . . . . . . . . . . . . . . . . . . . . . .       81.5      90.0        115.4
Research and development expenses. . . . . . . . . . . . . . . . . . . .      135.0     130.0        128.1
Provision relating to asbestos-related insurance coverage (Note 2) . . .      159.0        --           --
Provision relating to a fumed silica plant (Note 8). . . . . . . . . . .         --     140.0           --
                                                                           --------  --------     --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,229.7   4,214.4      4,108.1
                                                                           --------  --------     --------

Income from continuing operations before income taxes. . . . . . . . . .      221.2     192.5        334.2
Provision for income taxes (Note 5). . . . . . . . . . . . . . . . . . .       86.8     134.8        132.5
                                                                           --------  --------     --------

Income from continuing operations. . . . . . . . . . . . . . . . . . . .      134.4      57.7        201.7
(Loss)/income from discontinued operations (Note 6). . . . . . . . . . .     (108.4)   (162.2)        16.9
                                                                           --------  --------     --------

Income/(loss) before cumulative effect of accounting changes . . . . . .       26.0    (104.5)       218.6
Cumulative effect of accounting changes (Notes 5 and 16) . . . . . . . .         --    (190.0)          --
                                                                           --------  --------     --------
Net income/(loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   26.0  $ (294.5)    $  218.6
                                                                           --------  --------     --------
                                                                           --------  --------     --------

Earnings/(loss) per share:
  Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . .   $   1.46  $    .64     $   2.31
  Cumulative effect of accounting changes. . . . . . . . . . . . . . . .   $     --  $  (2.12)    $     --
  Net earnings/(loss). . . . . . . . . . . . . . . . . . . . . . . . . .   $    .28  $  (3.29)    $   2.50
Fully diluted earnings per share:
  Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . .   $   1.45  $    .62     $   2.23
  Cumulative effect of accounting changes. . . . . . . . . . . . . . . .   $     --  $     --(1)  $     --
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .28  $     --(1)  $   2.40
- ----------------------------------------------------------------------------------------------------------
THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES F-8 TO F-24, ARE INTEGRAL
PARTS OF THESE STATEMENTS.

(1)  NOT PRESENTED AS THE EFFECT IS ANTI-DILUTIVE.


CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------------------------

DOLLARS IN MILLIONS                                                                     1993       1992       1991
- -------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes. . . . . . . . . . . . . . . .  $ 221.2    $ 192.5    $ 334.2
Reconciliation to cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .    227.7      224.9      232.9
  Provision relating to asbestos-related insurance coverage. . . . . . . . . . . . .    159.0         --         --
  Provision relating to a fumed silica plant . . . . . . . . . . . . . . . . . . . .       --      140.0         --
  Changes in assets and liabilities, excluding businesses acquired/divested and foreign exchange effect:
   (Increase)/decrease in notes and accounts receivable, net . . . . . . . . . . . .   (103.2)      48.4      171.2
   Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (50.5)      (2.3)     (30.5)
   Proceeds from settlements of interest rate hedge agreements . . . . . . . . . . .     67.9        3.2         --
   Net expenditures for asbestos-related insurance coverage. . . . . . . . . . . . .   (103.1)     (70.3)     (54.9)
   Increase in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     50.1       29.5       11.9
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (167.5)    (207.0)    (106.3)
                                                                                      -------    -------    -------
Net pretax cash provided by operating activities of continuing operations. . . . . .    301.6      358.9      558.5
Net pretax cash provided by operating activities of discontinued operations. . . . .     44.2      178.3      161.3
                                                                                      -------    -------    -------
Net pretax cash provided by operating activities . . . . . . . . . . . . . . . . . .    345.8      537.2      719.8
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (102.7)     (98.9)    (117.5)
                                                                                      -------    -------    -------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .    243.1      438.3      602.3
                                                                                      -------    -------    -------

INVESTING ACTIVITIES
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (309.6)    (398.4)    (447.0)
Businesses acquired in purchase transactions, net of cash acquired . . . . . . . . .   (306.6)     (61.2)    (131.0)
Increase in net investment in discontinued operations. . . . . . . . . . . . . . . .    (43.1)    (101.5)     (55.9)
Net proceeds from divestments. . . . . . . . . . . . . . . . . . . . . . . . . . . .    464.8      221.2      366.4
Net proceeds from sale/leaseback transactions. . . . . . . . . . . . . . . . . . . .     27.2         --         --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15.4        2.2      (60.1)
                                                                                      -------    -------    -------
Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . . . .   (151.9)    (337.7)    (327.6)
                                                                                      -------    -------    -------

FINANCING ACTIVITIES (1)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (128.4)    (125.9)    (122.5)
Repayments of borrowings having original maturities in excess of three months. . . .   (512.6)    (274.0)    (695.6)
Increase in borrowings having original maturities in excess of three months. . . . .    373.0      355.7      319.7
Net increase/(repayments) in borrowings having original maturities of less
   than three months . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    155.7     (508.0)     271.3
Sale of limited partnership interest . . . . . . . . . . . . . . . . . . . . . . . .       --      297.0         --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6.4       13.8       45.7
                                                                                      -------    -------    -------
Net cash used for financing activities . . . . . . . . . . . . . . . . . . . . . . .   (105.9)    (241.4)    (181.4)
                                                                                      -------    -------    -------
Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . .     (0.5)      (3.5)      (2.2)
                                                                                      -------    -------    -------
(Decrease)/increase in cash and cash equivalents . . . . . . . . . . . . . . . . . .    (15.2)    (144.3)      91.1
                                                                                      -------    -------    -------
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . . . .     62.8      207.1      116.0
                                                                                      -------    -------    -------
Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . . . . . . .  $  47.6    $  62.8    $ 207.1
                                                                                      -------    -------    -------
                                                                                      -------    -------    -------
- -------------------------------------------------------------------------------------------------------------------
THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES F-8 TO F-24, ARE INTEGRAL
PARTS OF THESE STATEMENTS.

(1) SEE NOTE 9 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR SUPPLEMENTAL INFORMATION RELATING TO NONCASH FINANCING ACTIVITIES.


CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

DOLLARS IN MILLIONS, EXCEPT PAR VALUE                       December 31,         1993         1992
- --------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .   $     47.6   $     62.8
Notes and accounts receivable, net (Note 7). . . . . . . . . . . . . . .        657.4        690.4
Inventories (Note 7) . . . . . . . . . . . . . . . . . . . . . . . . . .        441.0        592.9
Net assets of discontinued operations, current (Note 6). . . . . . . . .        761.3        606.3
Deferred income taxes (Note 5) . . . . . . . . . . . . . . . . . . . . .         31.8         96.8
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         36.2         42.2
                                                                           ----------   ----------
  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .      1,975.3      2,091.4

Properties and equipment, net (Note 8) . . . . . . . . . . . . . . . . .      1,454.1      1,707.9
Net assets of discontinued operations, noncurrent. . . . . . . . . . . .           --        108.5
Goodwill, less accumulated amortization of $53.2(1992--$50.1). . . . . .        481.6        298.6
Asbestos-related insurance receivable (Note 2) . . . . . . . . . . . . .        962.3        358.3
Other assets (Note 7). . . . . . . . . . . . . . . . . . . . . . . . . .      1,235.3      1,033.9
                                                                           ----------   ----------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  6,108.6   $  5,598.6
                                                                           ----------   ----------
                                                                           ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt (Note 9) . . . . . . . . . . . . . . . . . . . . . . . .   $    532.6   $    464.7
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        414.6        423.6
Income taxes (Note 5). . . . . . . . . . . . . . . . . . . . . . . . . .        126.5        158.1
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        621.9        593.2
Minority interests, current (Note 12). . . . . . . . . . . . . . . . . .        297.0           --
                                                                           ----------   ----------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .      1,992.6      1,639.6

Long-term debt (Note 9). . . . . . . . . . . . . . . . . . . . . . . . .      1,173.5      1,354.5
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . .        613.8        666.1
Deferred income taxes (Note 5) . . . . . . . . . . . . . . . . . . . . .         97.4         96.4
Liability for asbestos-related litigation (Note 2) . . . . . . . . . . .        713.7           --
Minority interests, noncurrent (Note 12) . . . . . . . . . . . . . . . .           --        297.0
                                                                           ----------   ----------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .      4,591.0      4,053.6
                                                                           ----------   ----------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 9 AND 11)

SHAREHOLDERS' EQUITY (NOTE 13)
Preferred stocks, $100 par value . . . . . . . . . . . . . . . . . . . .          7.4          7.5
Common stock, $1.00 par value; 300,000,000 shares authorized;
  outstanding at December 31: 1993 - 93,465,000; 1992 - 89,892,000 . . .         93.5         89.9
Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        287.8        151.4
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,196.2      1,298.6
Cumulative translation adjustments . . . . . . . . . . . . . . . . . . .        (67.3)        (2.4)
                                                                           ----------   ----------
  TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .      1,517.6      1,545.0
                                                                           ----------   ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . .   $  6,108.6   $  5,598.6
                                                                           ----------   ----------
                                                                           ----------   ----------
- --------------------------------------------------------------------------------------------------

THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES F-8 TO F-24, ARE INTEGRAL PARTS OF THESE STATEMENTS.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

DOLLARS IN MILLIONS                                1993       1992       1991
- -------------------------------------------------------------------------------
PREFERRED STOCKS
Balance, beginning of year . . . . . . . . .    $    7.5    $    7.5   $    7.5
Other. . . . . . . . . . . . . . . . . . . .         (.1)         --         --
                                                --------    --------   --------
BALANCE, END OF YEAR . . . . . . . . . . . .         7.4         7.5        7.5
                                                --------    --------   --------

Common Stock
Balance, beginning of year . . . . . . . . .        89.9        88.6       86.1
Conversion of notes and debentures . . . . .         2.8          --         --
Stock options and awards . . . . . . . . . .          .7         1.3        2.5
Acquisition. . . . . . . . . . . . . . . . .          .1          --         --
                                                --------    --------   --------
BALANCE, END OF YEAR . . . . . . . . . . . .        93.5        89.9       88.6
                                                --------    --------   --------

PAID IN CAPITAL
Balance, beginning of year . . . . . . . . .       151.4       120.1       61.6
Conversion of notes and debentures . . . . .       109.7          --         --
Stock options and awards . . . . . . . . . .        22.9        31.1       58.4
Acquisition. . . . . . . . . . . . . . . . .         3.7          --         --
Other. . . . . . . . . . . . . . . . . . . .          .1          .2         .1
                                                --------    --------   --------
BALANCE, END OF YEAR . . . . . . . . . . . .       287.8       151.4      120.1
                                                --------    --------   --------

RETAINED EARNINGS
Balance, beginning of year . . . . . . . . .     1,298.6     1,719.0    1,622.9
Net income/(loss). . . . . . . . . . . . . .        26.0      (294.5)     218.6
Dividends paid . . . . . . . . . . . . . . .      (128.4)     (125.9)    (122.5)
                                                --------    --------   --------
BALANCE, END OF YEAR . . . . . . . . . . . .     1,196.2     1,298.6    1,719.0
                                                --------    --------   --------

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year . . . . . . . . .        (2.4)       90.0      134.4
Translation adjustments  . . . . . . . . . .       (64.9)      (92.4)     (44.4)
                                                --------    --------   --------
BALANCE, END OF YEAR . . . . . . . . . . . .       (67.3)       (2.4)      90.0
                                                --------    --------   --------

TOTAL SHAREHOLDERS' EQUITY . . . . . . . . .    $1,517.6    $1,545.0   $2,025.2
                                                --------    --------   --------
                                                --------    --------   --------
- -------------------------------------------------------------------------------

THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES F-8 TO F-24, ARE INTEGRAL PARTS OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
- -------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
- -------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of W. R. Grace & Co. and all majority-owned companies (collectively Grace). Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies (20% - 50% owned) are accounted for under the equity method.

RECLASSIFICATIONS Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation and as required with respect to discontinued operations.

CASH EQUIVALENTS Cash equivalents consist of highly liquid instruments with maturities of three months or less when purchased. The recorded amount approximates fair value because of the short maturities of these investments.

INVENTORIES Inventories are stated at the lower of cost or market. Due to the diversified nature of Grace's operations, several methods of determining cost are used, including first-in/first-out, average and, for substantially all U.S. chemical inventories, last-in/first-out. Market value for raw and packaging materials is based on current cost and, for other inventory classifications, on net realizable value.

PROPERTIES AND EQUIPMENT Properties and equipment are stated at the lower of cost or net realizable value. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful lives of the assets. Interest is capitalized in connection with major project expenditures and amortized, generally on a straight-line basis, over the estimated useful lives of the assets.
   Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to income.

GOODWILL AND OTHER AMORTIZATION Goodwill arises from certain purchase transactions and is amortized using the straight-line method over appropriate periods not exceeding 40 years. Patient relationships (see Note 7) are amortized using the straight-line method over 17 years.

INCOME TAXES Effective January 1, 1992, Grace adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Statement requires the use of an asset and liability approach for the accounting and financial reporting of income taxes.

FOREIGN CURRENCY TRANSLATION Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. The financial statements of subsidiaries located in countries with highly inflationary economies must be remeasured as if the functional currency were the U.S. dollar. The remeasurement creates translation adjustments that are reflected in net income. The allocation for income taxes included in the translation adjustments account in shareholders' equity was not significant.

EARNINGS PER SHARE Primary earnings per share are computed on the basis of the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of convertible debentures (with an increase in net income for the after-tax interest savings) and the issuance of common stock equivalents related to stock options.

FINANCIAL INSTRUMENTS Grace enters into interest rate swaps, options and caps, and foreign currency contracts to manage exposure to fluctuations in interest and foreign currency exchange rates.
   The differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense; gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled. Premiums paid on caps are amortized to interest expense over the term of the cap.
   Gains and losses on foreign currency contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recognized in net income in the period in which the transaction is consummated. Gains and losses on contracts that hedge net investments in foreign subsidiaries are recognized in the cumulative translation adjustments account in shareholders' equity.

- -------------------------------------------------------------------------------
2.  ASBESTOS AND RELATED INSURANCE LITIGATION
- -------------------------------------------------------------------------------
Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos- related lawsuits in the future. At December 31, 1993, Grace was a defendant in approximately 38,100 asbestos- related lawsuits representing approximately 56,700 claims (versus approximately 30,900 lawsuits and 53,000 claims at December 31, 1992). Of the lawsuits pending at December 31, 1993, 92 (105 at December 31, 1992) involved claims for property damage allegedly caused by the use of asbestos-containing materials in the construction of buildings.
The plaintiffs in these lawsuits generally seek, among other things, to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. The remaining asbestos-related lawsuits involved claims for personal injury. In most of these lawsuits, Grace is one of many defendants.

PROPERTY DAMAGE LITIGATION
Through December 31, 1993, 120 asbestos property damage cases had been dismissed with respect to Grace without payment of any damages or settlement amounts; judgments were entered in favor of Grace in twelve cases; in six cases (four of which are on appeal), Grace was held liable for a total of $68.3; and 131 property damage suits and claims had been settled by Grace for a total of $300.0. Grace has recorded a receivable for the insurance proceeds it expects to receive in connection with these adverse verdicts and settlements, as well as for defense costs initially paid by Grace. (See "Insurance Litigation" below.) On September 1, 1993, the U.S. Court of Appeals for the Second Circuit issued a decision regarding the availability of insurance coverage with respect to Grace's asbestos property damage litigation and claims. In January 1994, the Court granted Grace's petition for a re- hearing concerning such decision.
   Included in the asbestos property damage lawsuits pending against Grace and others at year-end 1993 are the following purported class actions: (1) a Pennsylvania state court action, certified in 1992, covering all commercial buildings in the U.S. leased in whole or in part to the U. S. government on or after May 30, 1986; (2) an action, certified by the U.S. Court of Appeals for the Fourth Circuit in September 1993 and pending in a U.S. District Court in South Carolina, covering all public and private colleges and universities in the
U. S. whose buildings contain asbestos materials; (3) an action, brought in 1983 in a U.S. District Court in Pennsylvania, on behalf of all public and private elementary and secondary schools in the U.S. that contain asbestos materials, which has been scheduled for trial in late 1994 on a limited number of issues; and (4) an action filed in a South Carolina state court in 1992 on behalf of all entities that own, in whole or in part, any building containing asbestos materials manufactured by Grace or one of the other named defendants, other than buildings subject to the class action lawsuits described above, as well as any building owned by the federal or any state government.

PERSONAL INJURY LITIGATION
Through December 31, 1993, approximately 7,000 asbestos personal injury lawsuits involving 17,900 claims had been dismissed with respect to Grace without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 11,300 such suits involving 13,400 claims had been settled for a total of $52.2.
   In January 1993, the U.S. District Court for the Eastern District of Pennsylvania conditionally certified a class of all future asbestos personal injury claimants, including individuals who have been occupationally exposed to asbestos-containing materials but who do not presently allege asbestos-related injury. Although Grace is not among the defendants named in the class action complaint, dissemination of the required class notice may generate additional litigation against Grace.

RANGE OF POTENTIAL EXPOSURE
Although personal injury cases are generally similar to each other (differing only in the type of asbestos-related illness allegedly suffered by the plaintiff), each property damage case is unique in that building type, size and utilization and difficulty of abatement, if necessary, vary from structure to structure; thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of such cases in the future. In addition, in property damage cases, information regarding product identification on a building-by-building basis (I.E., whether or not Grace products were actually used in the construction of the building), the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide the only meaningful guidance as to potential future costs. However, much of this information is not yet available in a majority of the property damage cases currently pending against Grace. Accordingly, estimates of future costs to dispose of these cases are, in most instances, based on incomplete information, as well as assumptions that may not be accurate. Further, the filing of the class actions and uncertainty with respect to the class certification in the national elementary and secondary schools class action (see "Property Damage Litigation" above) make it more difficult to reliably predict the costs Grace will incur in disposing of asbestos-related litigation.

   Subject to the preceding qualifications (which Grace believes to be significant), Grace has attempted to determine its future costs to dispose of this litigation and has concluded that it is probable that the personal injury and property damage cases pending at December 31, 1993 can be disposed of for a total amount estimated at $813.7 (inclusive of legal fees and expenses), of which Grace has recorded $713.7 as a noncurrent liability and $100.0 as a current liability. This compares to the estimated liability (current and noncurrent) of $848.0 at September 30, 1993, reflecting payments made in the fourth quarter of 1993. In addition, Grace has recorded a receivable of $962.3 for the insurance proceeds it expects to receive in reimbursement for prior payments and estimated future payments to dispose of asbestos- related litigation. This compares to the receivable of $644.0 at September 30, 1993, which reflected a $300.0 after-tax provision recorded in the third quarter of 1993 related to the Second Circuit Court of Appeals decision, while the fourth quarter 1993 activity included the partial reversal of such provision, as well as insurance proceeds received during the quarter. (See "Insurance Litigation" below.)
   Grace has also settled coverage disputes with certain insurance carriers. These settlements provide for future payments of $114.0 and have been recorded as notes receivable. Further, Grace continues to seek to recover the balance of the payments it has made with respect to asbestos-related litigation from its excess insurers and from insurance companies that sold insurance policies to predecessor companies of Grace, as discussed below.

INSURANCE LITIGATION
Grace's ultimate exposure in respect of its asbestos- related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In March 1991, the U. S. District Court for the Southern District of New York held that Grace's primary insurance carriers are obligated to defend and indemnify Grace with respect to damages (other than certain punitive damages), settlement amounts and litigation costs in connection with both personal injury and property damage asbestos claims. The court held that coverage for asbestos property damage is triggered by the "discovery of damage" during the policy period.
   On September 1, 1993, the U.S. Court of Appeals for the Second Circuit issued a decision regarding the availability of insurance coverage with respect to Grace's asbestos litigation and claims. The Court of Appeals reversed the District Court's ruling as to a "discovery of damage" trigger for asbestos property damage claims and instead adopted a trigger based on the date of installation of asbestos-containing materials. As a result of this decision, Grace recorded an after-tax provision of $300.0 during the third quarter of 1993 to reflect the reduction in insurance coverage for its asbestos property damage lawsuits and claims. In January 1994, the U.S. Court of Appeals for the Second Circuit granted Grace's petition for a re-hearing concerning the September 1, 1993 decision. In view of the Court's action, during the fourth quarter of 1993, Grace reversed $200.0 of the after-tax provision recorded in the third quarter.
   In December 1991, the Circuit Court for Jackson County, Mississippi held that Grace's primary and excess insurance carriers are obligated to defend and indemnify Grace, holding that for the purposes of insurance coverage, damage to buildings from asbestos-containing products occurs at the time such products are put in place and that the damage continues as long as the building contains the products (a "continuous trigger"). A similar decision was rendered by a Minnesota state court in November 1992.
   In 1993, Grace received $74.6 under settlements with insurance carriers, in reimbursement for monies previously expended by Grace in connection with asbestos-related litigation ; as mentioned above, these settlements also provide for future reimbursements of $114.0. In early 1994, Grace settled with two additional insurance carriers and received approximately $88.8 under such settlements. Prior to 1993, Grace received payments totalling $97.7 from insurance carriers, the majority of which represented the aggregate remaining obligation owed to Grace by those carriers for primary level insurance coverage written by them for the period June 30, 1962 through June 30, 1987.
   Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers that had agreed to a settlement and had made a series of payments under that agreement in 1993. The group of carriers subsequently notified Grace that it would no longer honor the agreement (which had not been executed) due to the September 1, 1993 U.S. Court of Appeals decision discussed above. Grace believes that the settlement agreement (which involves approximately $200.0 of the asbestos-related receivable of $962.3 at December 31, 1993) is binding and initiated action to enforce the settlement agreement. In January 1994, the U.S. District Court for the Eastern District of Texas held the agreement to be enforceable. The affiliated group of carriers is expected to appeal this ruling to the U.S. Court of Appeals for the Fifth Circuit.
   For the period October 20, 1962 through June 30, 1985--the most relevant period for asbestos-related litigation--Grace purchased, on an annual basis, as much as eight levels of excess insurance coverage. In general, excess policies provide that when claims paid exhaust coverage at one level, the insured may seek payment from the carriers at the next higher level. For that 23-year period, the first six levels of excess insurance available from insurance companies that Grace believes to be solvent (based primarily upon reports from a leading independent insurance rating service) provide coverage in excess of $1.4 billion. If, however, the amount available in the first six levels should prove to be insufficient, Grace has substantial additional coverage available in its two remaining levels of excess coverage. In Grace's opinion, it is probable that recoveries from its excess insurance coverage will be available to satisfy Grace's asbestos- related exposure after giving effect to the provision recorded in 1993. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material effect on its consolidated financial position or results of operations.

- -------------------------------------------------------------------------------
3.  ACQUISITIONS, DIVESTMENTS AND STRATEGIC RESTRUCTURING
- -------------------------------------------------------------------------------
ACQUISITIONS
Businesses acquired in 1993 consisted primarily of health care and water treatment businesses. Grace acquired Home Intensive Care, Inc. in the second quarter of 1993 for approximately $129.0 in cash (inclusive of related costs) and acquired other health care businesses during 1993 for an aggregate of approximately $115.0 in cash and $3.8 in common stock. Grace also acquired Latin America's largest water treatment business in the first quarter of 1993 for approximately $57.6 in cash.
   In July 1992, Grace completed the purchase of the common stock of Grace
Energy Corporation (Grace Energy) not owned by Grace for $77.3 in cash. See Note 6 for a discussion of 1993 divestment activity with respect to Grace Energy's businesses. During 1992, Grace continued to expand its health care operations through the acquisition of several businesses and facilities for consideration totalling $44.2 in cash.
   In 1991, Grace purchased the 25% minority interest in Grace Cocoa for $74.6 in cash and purchased an initial 47% common equity interest in a health care service company. In addition, Grace Energy purchased its former partner's 50% interest in Colowyo Coal Company (Colowyo) for $34.2 in cash plus related debt repayments.
   All of the above transactions were accounted for as purchases, and the results of operations of the acquired businesses are included in the consolidated financial statements from the respective dates of acquisition.

DIVESTMENTS
In 1993, Grace completed the sale of substantially all of the oil and gas operations of Grace Energy, along with certain corporate investments; see Note 6 for further information. Other non-core businesses divested during 1993 included a 50% interest in a Japanese chemical business and a food industry hygiene services business for approximately $31.4 and $11.2, respectively.
   In December 1992, Grace sold its organic chemicals business and related net assets for approximately $100.0 in cash plus non-voting preferred stock of the buyer. In March 1992, Grace sold its book, video and software distribution business (Grace Distribution), which was classified as a discontinued operation in the fourth quarter of 1991; see Note 6 for further information.

STRATEGIC RESTRUCTURING
The 1991 net gain on strategic restructuring of $6.1 (see Note 4) includes gains of $108.8, inclusive of cumulative translation gains of $37.9, on the disposition of certain non-core businesses and investments. Offsetting these gains were expenses related to the relocation of Grace's corporate headquarters from New York to Florida, provisions for litigation and certain environmental and plant closure expenses and a reserve for the costs of restructuring activities.

- -------------------------------------------------------------------------------
4.  OTHER INCOME
- -------------------------------------------------------------------------------


                                                    1993        1992       1991
- -------------------------------------------------------------------------------
Interest . . . . . . . . . . . . . . . . . .       $30.4       $12.5      $12.8
Net gain on strategic restructuring. . . . .          --          --        6.1
Equity in earnings of affiliated companies .         1.0         3.4        2.2
Other, net . . . . . . . . . . . . . . . . .        11.1        54.0       34.6
                                                   -----       -----      -----
                                                   $42.5       $69.9      $55.7
                                                   -----       -----      -----
                                                   -----       -----      -----
- -------------------------------------------------------------------------------

Other, net in 1993 represents principally the gain on the sale of a 50% interest in a Japanese chemical business (see Note 3), offset by provisions for environmental and plant closure expenses. Interest income in 1993 includes $21.9 relating to the settlement of prior years' Federal income tax returns.

- -------------------------------------------------------------------------------
5.  INCOME TAXES
- -------------------------------------------------------------------------------
Effective January 1, 1992, Grace adopted SFAS No. 109, "Accounting for Income Taxes," which applies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the consolidated financial statements and tax returns. If it is more likely than not that all or a portion of a deferred tax asset will not be realized, a valuation allowance must be recognized. As permitted under SFAS No. 109, Grace elected not to restate prior periods' consolidated financial statements to give effect to SFAS No. 109. Excluding the deferred tax benefit recognized upon the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the effect of the adoption of SFAS No. 109 on Grace's 1992 financial statements was not material.
 In the third quarter of 1993, Grace recorded the effects of the Omnibus Budget Reconciliation Act of 1993 (OBRA), which was enacted in August 1993. Among other things, OBRA increased the highest U.S. Federal corporate tax rate to 35%, effective January 1, 1993. However, neither this increase in the U.S. Federal corporate tax rate (from 34%), nor the other provisions of OBRA, had a material effect on Grace's results of operations.
 The components of income/(loss) from continuing operations before income taxes are as follows:


- -------------------------------------------------------------------------------
                                                   1993        1992       1991
- -------------------------------------------------------------------------------
Domestic . . . . . . . . . . . . . . . . . .      $125.4      $206.4     $124.2
Foreign. . . . . . . . . . . . . . . . . . .        95.8       (13.9)     210.0
                                                  ------      ------     ------
                                                  $221.2      $192.5     $334.2
                                                  ------      ------     ------
                                                  ------      ------     ------
- -------------------------------------------------------------------------------

 The provision/(benefit) for income taxes allocated to continuing operations consisted of:
- -------------------------------------------------------------------------------

                                                 1993         1992       1991
- -------------------------------------------------------------------------------
Federal income taxes:
  Current. . . . . . . . . . . . . . . . . .    $   53.6     $  75.6    $  41.3
  Deferred . . . . . . . . . . . . . . . . .       (28.7)      (20.2)      (5.0)
State and local income taxes  - current. . .        19.1        16.5       15.3
Foreign income taxes:
  Current  . . . . . . . . . . . . . . . . .        44.4        57.6       68.4
  Deferred . . . . . . . . . . . . . . . . .        (1.6)        5.3       12.5
                                                --------      ------     ------
                                                $   86.8      $134.8     $132.5
                                                --------      ------     ------
                                                --------      ------     ------
- -------------------------------------------------------------------------------

 At December 31, 1993 and 1992, the deferred tax assets and liabilities consisted of the following items:

- -------------------------------------------------------------------------------
                                                               1993     1992
- -------------------------------------------------------------------------------
Research and development expenses  . . . . . . . . . . . . .  $112.2     $106.7
Provision relating to asbestos-related expenses. . . . . . .     7.8         --
Postretirement benefits other than pensions. . . . . . . . .    92.1       94.1
Net operating loss carryforwards . . . . . . . . . . . . . .    42.6       52.2
Reserves not yet deductible for tax purposes . . . . . . . .   113.6       26.8
Tax credit carryforwards . . . . . . . . . . . . . . . . . .    84.9       95.8
Pension and insurance reserves . . . . . . . . . . . . . . .    26.2       23.0
Capitalized inventory costs and inventory reserve. . . . . .    19.4       17.7
State deferred taxes . . . . . . . . . . . . . . . . . . . .    25.2       21.4
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    46.6       62.3
                                                              ------     ------
 Total deferred tax assets . . . . . . . . . . . . . . . . .   570.6      500.0
                                                              ------     ------

Depreciation and amortization. . . . . . . . . . . . . . . .   141.5      141.6
Prepaid pension cost . . . . . . . . . . . . . . . . . . . .    87.7       71.4
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4.0        6.4
                                                              ------     ------
 Total deferred tax liabilities. . . . . . . . . . . . . . .   233.2      219.4
                                                              ------     ------

Deferred tax assets valuation allowance. . . . . . . . . . .   125.7      143.1
                                                              ------     ------
 Net deferred tax assets . . . . . . . . . . . . . . . . . .  $211.7     $137.5
                                                              ------     ------
                                                              ------     ------
- -------------------------------------------------------------------------------

   In connection with the adoption of SFAS No. 109 effective January 1, 1992, Grace recognized a valuation allowance of $88.4, which was adjusted in 1992 and 1993. The valuation allowance relates to the uncertainty as to the realization of certain deferred tax assets, including U.S. tax credit carryforwards, state and local net operating loss carryforwards and net deferred tax assets, and net operating loss carryforwards in certain foreign jurisdictions. Based upon anticipated future results, Grace has concluded, after consideration of the valuation allowance, that it is more likely than not that the net deferred tax asset balance will be realized.
   The items giving rise to deferred tax assets and liabilities at December 31, 1991 included depreciation, research and development costs that have been capitalized for tax purposes, and other items the tax treatment of which does not conform to their treatment for financial statement purposes.
   At December 31, 1993, there are $59.9 of tax credit carryforwards with expiration periods through 1998 and $25.0 of tax credit carryforwards with no expiration period. Additionally, there are state and local and foreign net operating loss carryforwards with a tax effect of $47.1 and various expiration periods.
   The U.S. Federal corporate tax rate reconciles to the effective tax rate for continuing operations as follows:


- -------------------------------------------------------------------------------
                                                           1993    1992    1991
- -------------------------------------------------------------------------------


U.S. Federal corporate tax rate. . . . . . . . . . . .     35.0%   34.0%   34.0%
Increase/(decrease) in tax rate resulting from:
 U.S. and foreign taxes on foreign operations. . . . .      7.3    10.8     6.6
 Utilization of general business credits . . . . . . .     (2.9)     --    (2.7)
 State and local income taxes, net of
   Federal income tax benefit. . . . . . . . . . . . .      5.6     5.6     3.0
 Valuation allowance for deferred tax assets . . . . .       --    26.3      --
 Impact of U.S. and foreign tax rate changes
   on deferred taxes . . . . . . . . . . . . . . . . .     (3.3)     --      --
 Other, net. . . . . . . . . . . . . . . . . . . . . .     (2.5)   (6.7)   (1.3)
                                                           ----    ----    ----
Effective tax rate . . . . . . . . . . . . . . . . . .     39.2%   70.0%   39.6%
                                                           ----    ----    ----
                                                           ----    ----    ----
- -------------------------------------------------------------------------------

 U.S. and foreign taxes have not been provided on approximately $444.0 of undistributed earnings of certain foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $26.3 and additional U.S. Federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

- -------------------------------------------------------------------------------
6. DISCONTINUED OPERATIONS
- -------------------------------------------------------------------------------
COCOA, BATTERY SEPARATORS AND ENGINEERED MATERIALS AND SYSTEMS
In the second quarter of 1993, Grace classified as discontinued operations its cocoa and battery separators businesses; certain engineered materials businesses, principally its printing products, electromagnetic radiation control and material technology businesses (collectively EMS); and other non-core businesses pending their divestment. A provision of $105.0 (net of an applicable tax benefit of $22.3) was recorded in the second quarter of 1993, which includes the loss expected on the divestment of these businesses, their anticipated net operating results and a $15.7 provision for interest expense allocated to the discontinued operations through their expected dates of divestment.

GRACE ENERGY
During the first and second quarters of 1993, Grace sold substantially all the oil and gas operations of Grace Energy, which was classified as a discontinued operation in 1992, for net cash proceeds of $386.0, which was consistent with prior estimates. The loss from discontinued operations in 1992 included a provision of $155.0 (net of an applicable tax benefit of $81.8) relating to the losses expected on the divestment of Grace Energy's operations. Grace is pursuing the divestment of Colowyo, a partnership wholly owned by Grace Energy, and expects to conclude such a transaction in 1994. Grace is in the process of liquidating the remaining miscellaneous assets and liabilities of Grace Energy's oil and gas operations.

GRACE DISTRIBUTION AND OTHER
As mentioned above, in the second quarter of 1993, Grace classified as discontinued operations certain non-core businesses, which include its animal genetics and Caribbean fertilizer operations, the operating results and net assets of which are included under "Other" in the following tables. In 1992, Grace classified as discontinued operations certain corporate investments, including Grace's minority interests in Canonie Environmental Services Corp. and Grace-Sierra Horticultural Products Company. In December 1993, Grace completed the sale of these minority interests for total proceeds of $41.3. Grace is pursuing the sale of the remaining non-core businesses and corporate investments and expects to conclude such transactions in 1994.
   The loss from discontinued operations in 1992 included an after-tax provision of $12.1 relating to the loss associated with the sale of Grace's remaining Mexican- style restaurant operation. In March 1992, Grace completed the sale of Grace Distribution for $97.8 in cash and notes.

   Operating results of Grace's discontinued operations subsequent to their classification as such have been consistent with amounts originally estimated and are recorded against established reserves. Operating results prior to classification as discontinued operations and sales and revenues for the three years ended December 31, 1993, 1992 and 1991 were as follows:

- -----------------------------------------------------------------------------------------
                                                                1993     1992      1991
- -----------------------------------------------------------------------------------------
COCOA
  Sales and revenues . . . . . . . . . . . . . . . . . . .     $ 635.8  $ 683.5   $ 705.0
                                                               -------  -------   -------
  (Loss)/income from operations before taxes (1) . . . . .     $  (5.6) $   1.8   $  28.6
  Income tax benefit/(provision) . . . . . . . . . . . . .         1.0       .4     (11.8)
                                                               -------  -------   -------
  (Loss)/income from discontinued operations . . . . . . .     $  (4.6) $   2.2   $  16.8
                                                               -------  -------   -------
- -----------------------------------------------------------------------------------------
BATTERY SEPARATORS AND EMS
  Sales and revenues . . . . . . . . . . . . . . . . . . .     $ 387.9  $ 413.6   $ 401.7
                                                               -------  -------   -------
  Income from operations before taxes (1). . . . . . . . .     $   4.7  $  29.1   $  23.7
  Income tax (provision) . . . . . . . . . . . . . . . . .        (2.1)   (10.1)     (8.0)
                                                               -------  -------   -------
  Income from discontinued operations. . . . . . . . . . .     $   2.6  $  19.0   $  15.7
                                                               -------  -------   -------
- -----------------------------------------------------------------------------------------
GRACE ENERGY
  Sales and revenues . . . . . . . . . . . . . . . . . . .     $ 234.8  $ 515.0   $ 479.2
                                                               -------  -------   -------
  (Loss) from operations before taxes (1). . . . . . . . .          --  $ (11.1)  $ (25.6)
  Income tax benefit . . . . . . . . . . . . . . . . . . .          --      6.6       9.7
                                                               -------  -------   -------
  (Loss) from discontinued operations. . . . . . . . . . .          --  $  (4.5)  $ (15.9)
                                                               -------  -------   -------
- -----------------------------------------------------------------------------------------
GRACE DISTRIBUTION
  Sales and revenues . . . . . . . . . . . . . . . . . . .          --  $ 178.0   $ 780.4
                                                               -------  -------   -------
  (Loss) from operations before taxes (1). . . . . . . . .          --  $  (2.8)      (.1)
  Income tax benefit . . . . . . . . . . . . . . . . . . .          --       .9        .1
                                                               -------  -------   -------
  (Loss) from discontinued operations. . . . . . . . . . .          --  $  (1.9)  $    --
                                                               -------  -------   -------
- -----------------------------------------------------------------------------------------
OTHER
  Sales and revenues . . . . . . . . . . . . . . . . . . .     $  69.7  $  96.5   $ 102.4
                                                               -------  -------   -------
  (Loss) from operations before taxes (1). . . . . . . . .     $  (1.7) $ (13.4)  $  (2.7)
  Income tax benefit . . . . . . . . . . . . . . . . . . .          .3      3.5       3.0
                                                               -------  -------   -------
  (Loss)/income from discontinued operations . . . . . . .     $  (1.4) $  (9.9)  $    .3
                                                               -------  -------   -------
  Total operating results of discontinued operations . . .     $  (3.4) $   4.9   $  16.9
  Net pretax (loss) on disposals of operations . . . . . .      (127.3)  (255.1)       --
  Income tax benefit on disposals of operations. . . . . .        22.3     88.0        --
                                                               -------  -------   -------
Total (loss)/income from discontinued operations . . . . .     $(108.4) $(162.2)  $  16.9
                                                               -------  -------   -------
                                                               -------  -------   -------


- -------------------------------------------------------------------------------

(1) REFLECTS AN ALLOCATION OF INTEREST EXPENSE BASED ON (A) A RATIO OF THE NET ASSETS OF THE BUSINESSES CLASSIFIED AS DISCONTINUED OPERATIONS IN THE SECOND QUARTER OF 1993 AS COMPARED TO GRACE'S TOTAL CAPITAL AND (B) GRACE'S INCREMENTAL BORROWING RATE APPLIED TO BOTH THE EXPECTED PROCEEDS FROM THE DIVESTMENT OF GRACE ENERGY AND TO THE NET ASSETS OF GRACE DISTRIBUTION THROUGH THE DATES OF THEIR RESPECTIVE SALES, ASSUMING THAT AMOUNTS RECEIVED FROM THE DIVESTMENT OF THESE BUSINESSES ARE USED TO REDUCE DEBT. THE ABOVE OPERATING RESULTS FOR THE PERIODS PRIOR TO CLASSIFICATION AS DISCONTINUED OPERATIONS INCLUDE INTEREST EXPENSE ALLOCATIONS OF $2.5, $38.6 AND $67.6 FOR 1993, 1992 AND 1991, RESPECTIVELY.


 For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Grace Cocoa Associates, L.P. (LP) are included in Grace's consolidated financial statements as a component of discontinued operations, and the outside investors' interest in LP is reflected as a minority interest in the Consolidated Balance Sheet. See Note 12 for a further discussion of LP.

Net assets of Grace's discontinued operations (excluding intercompany assets) at December 31, 1993 were as follows:


                                                Battery
                                               Separators  Grace
                                       Cocoa    and  EMS   Energy      Other     Total

- ----------------------------------------------------------------------------------------
Current assets . . . . . . . . . .   $  218.6   $  114.3    $   14.8  $   54.4  $  402.1
Properties and equipment, net. . .      170.3      157.2       134.0      38.8     500.3
Investments in and advances to
 affiliated companies  . . . . . .         --        4.8         4.1      40.2      49.1
Other noncurrent assets. . . . . .       41.8       25.4        11.4      47.0     125.6
                                     --------   --------    --------  --------  --------
 Total assets. . . . . . . . . . .   $  430.7   $  301.7    $  164.3  $  180.4  $1,077.1
                                     --------   --------    --------  --------  --------
                                     --------   --------    --------  --------  --------

Current liabilities. . . . . . . .   $  127.4   $   38.9    $   14.9  $   23.1     204.3
Other noncurrent liabilities . . .       63.7       28.7        19.7       (.6)    111.5
                                     --------   --------    --------  --------  --------
 Total liabilities . . . . . . . .   $  191.1   $   67.6    $   34.6  $   22.5  $  315.8
                                     --------   --------    --------  --------  --------
 Net assets. . . . . . . . . . . .   $  239.6   $  234.1    $  129.7  $  157.9  $  761.3
                                     --------   --------    --------  --------  --------
                                     --------   --------    --------  --------  --------
- ----------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
7. OTHER BALANCE SHEET ITEMS

- -------------------------------------------------------------------------------
                                                                1993     1992
- -------------------------------------------------------------------------------
NOTES AND ACCOUNTS RECEIVABLE
Trade receivables, less allowances of $49.7 (1992 - $38.3) .  $ 545.7  $ 598.3
Other receivables, less allowances of $.6 (1992 -- $1.0) . .    111.7     92.1
                                                              -------  -------
                                                              $ 657.4  $ 690.4
                                                              -------  -------
                                                              -------  -------
- -------------------------------------------------------------------------------
INVENTORIES
Raw and packaging materials. . . . . . . . . . . . . . . . .  $ 111.4  $ 179.3
In process . . . . . . . . . . . . . . . . . . . . . . . . .     59.9     76.2
Finished products. . . . . . . . . . . . . . . . . . . . . .    243.3    324.7
General merchandise. . . . . . . . . . . . . . . . . . . . .     67.0     59.8
Less: Adjustment of certain inventories to a last-in/first
- -out (LIFO) basis. . . . . . . . . . . . . . . . . . . . . .    (40.6)   (47.1)
                                                              -------  -------
                                                              $ 441.0  $ 592.9
                                                              -------  -------
                                                              -------  -------
- -------------------------------------------------------------------------------
OTHER ASSETS
Deferred income taxes. . . . . . . . . . . . . . . . . . . .  $ 277.3  $ 137.1
Prepaid pension costs. . . . . . . . . . . . . . . . . . . .    224.2    229.2
Patient relationships, less accumulated amortization of
  $96.5 (1992 -- $78.5). . . . . . . . . . . . . . . . . . .    196.4    184.8
Long-term receivables, less allowances of $13.4
(1992 -- $8.4) . . . . . . . . . . . . . . . . . . . . . . .    177.0    103.5
Deferred charges . . . . . . . . . . . . . . . . . . . . . .    110.4    108.1
Long-term investments. . . . . . . . . . . . . . . . . . . .    104.4     68.2
Investments in and advances to affiliated companies. . . . .     51.4    115.8
Patents and licenses . . . . . . . . . . . . . . . . . . . .     33.9     25.7
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     60.3     61.5
                                                              -------  -------
                                                             $1,235.3 $1,033.9
                                                              -------  -------
                                                              -------  -------
- -------------------------------------------------------------------------------

During 1993 and 1992, Grace entered into agreements to sell up to $270.0 and $345.0, respectively, of interests in designated pools of trade receivables. At December 31, 1993 and 1992, $263.8 and $307.9, respectively, had been received pursuant to such sales, which amounts are reflected as reductions to trade accounts receivable. Included in the trade receivables sold at December 31, 1992 are $50.0 of trade receivables the sale of which has been reflected as a reduction in net assets of discontinued operations.
   Under the terms of these agreements, new interests in trade receivables are sold as collections reduce previously sold trade receivables. There is no recourse to Grace, nor is Grace required to repurchase any of the trade receivables in the pools; if certain trade receivables in the pools prove to be uncollectible, other trade receivables are substituted (to the extent available). Costs related to these sales are expensed as incurred. There were no gains or losses on these transactions.
   Inventories valued at LIFO cost comprised 29.0% and 22.9% of inventories at December 31, 1993 and 1992, respectively. Liquidation of prior years' LIFO inventory layers in 1993, 1992 and 1991 did not materially affect cost of goods sold in any of these years.

- -------------------------------------------------------------------------------
8. PROPERTIES AND EQUIPMENT
- -------------------------------------------------------------------------------


                                                           1993     1992
- -------------------------------------------------------------------------------

Land . . . . . . . . . . . . . . . . . . . . . . . . .   $    51.3    $    59.2
Buildings  . . . . . . . . . . . . . . . . . . . . . .       636.1        801.3
Machinery, equipment and other . . . . . . . . . . . .     1,842.5      2,199.1
Projects under construction. . . . . . . . . . . . . .       247.9        231.4
                                                         ---------    ---------
   Properties and equipment, gross . . . . . . . . . .     2,777.8      3,291.0
Accumulated depreciation and amortization. . . . . . .    (1,323.7)    (1,583.1)
                                                         ---------    ---------
   Properties and equipment, net . . . . . . . . . . .   $ 1,454.1    $ 1,707.9
                                                         ---------    ---------
                                                         ---------    ---------
- -------------------------------------------------------------------------------

Interest costs have been incurred in connection with the financing of certain assets prior to placing them in service. Interest costs capitalized in 1993, 1992 and 1991 were $7.4, $20.4 and $21.4, respectively.
 Depreciation and amortization expense relating to properties and equipment amounted to $189.2, $194.9 and $203.4 in 1993, 1992 and 1991, respectively.
 Grace's rental expense for operating leases amounted to $63.8, $80.0 and $67.7 in 1993, 1992 and 1991, respectively. See Note 11 for information regarding contingent rentals.

   At December 31, 1993, minimum future payments for operating leases were:
- -------------------------------------------------------------------------------

          1994 . . . . . . . . . . . . . . . . . . . .   $    59.4
          1995 . . . . . . . . . . . . . . . . . . . .        50.2
          1996 . . . . . . . . . . . . . . . . . . . .        41.9
          1997 . . . . . . . . . . . . . . . . . . . .        35.4
          1998 . . . . . . . . . . . . . . . . . . . .        28.9
          Later years. . . . . . . . . . . . . . . . .        75.5
                                                          --------
          Total minimum lease payments . . . . . . . .    $  291.3
                                                          --------
                                                          --------
- -------------------------------------------------------------------------------

 The above minimum lease payments include sublease income of $12.1 per year for 1994 through 1998 and a total of $53.6 in later years.

  In 1992, a critical raw material supplier to Grace's fumed silica plant in Belgium was effectively denied a previously promised permit for by-product disposal, resulting in the shutdown of the supplier's plant. As a result, the continued operation of Grace's plant would have required Grace to obtain other suppliers and/or take other actions requiring significant additional investment. Consequently, Grace closed its plant and in the third quarter of 1992 recorded a one-time provision of $140.0, reflecting the entire net book value of the facility and certain additional expenses. This provision could be offset in part by recoveries from litigation, the renegotiation of certain contracts relating to the plant and/or the sale of the plant. As of December 31, 1993, Grace substantially completed the shutdown of this facility and believes the amounts recorded are adequate to cover remaining contingencies.

- -------------------------------------------------------------------------------
9.  DEBT


- -------------------------------------------------------------------------------
                                                            1993       1992
- -------------------------------------------------------------------------------

SHORT - TERM DEBT
Commercial paper (3.6% and 4.1% weighted average interest
rate at year-end 1993 and 1992, respectively)(1) . . . . .  $   167.4  $   25.0
Bank borrowings (4.3% weighted average interest rate at
year-end 1992) (1) . . . . . . . . . . . . . . . . . . . .         --     170.6
Current maturities of long-term debt . . . . . . . . . . .        9.1      50.7
Other short-term borrowings(2) . . . . . . . . . . . . . .      356.1     218.4
                                                             --------  --------
                                                             $  532.6  $  464.7
                                                             --------  --------
                                                             --------  --------

Long - Term Debt
Commercial paper (3.6% weighted average interest rate at
year-end 1993) (1) . . . . . . . . . . . . . . . . . . . .   $   30.8        --
Bank borrowings (3.6% and 4.3% weighted average interest
rate at year-end 1993 and 1992, respectively)(1) . . . . .      479.6  $  510.0
7.4% Notes Due 2000(3) . . . . . . . . . . . . . . . . . .      300.0        --
7.75% Notes Due 2002(4). . . . . . . . . . . . . . . . . .      150.0     150.0
6.5% Notes Due 1995(5) . . . . . . . . . . . . . . . . . .      150.0     150.0
Sundry indebtedness with various maturities through 2003 .       72.2      87.4
Liquid Yield Option Notes (LYONs)(6) . . . . . . . . . . .         --     351.2
6.25% Convertible Subordinate Debentures Due 2002(7) . . .         --     150.0
Industrial revenue bonds with various maturities through
  2007 . . . . . . . . . . . . . . . . . . . . . . . . . .         --       6.6
                                                             --------  --------
                                                              1,182.6   1,405.2
Less amounts due within one year included in short-term debt      9.1      50.7
                                                             --------  --------
                                                             $1,173.5  $1,354.5
                                                             --------  --------
                                                             --------  --------
Full-year weighted average interest rate on total debt            5.5%      6.7%
- -------------------------------------------------------------------------------


(1) UNDER ITS BANK REVOLVING CREDIT AGREEMENT, GRACE MAY BORROW UP TO $1,225.0 AT INTEREST RATES BASED UPON THE PREVAILING PRIME, FEDERAL FUNDS AND/OR EURODOLLAR RATE. OF THE $1,225.0, APPROXIMATELY $715.0 IS AVAILABLE UNDER A 364-DAY FACILITY EXPIRING SEPTEMBER 1, 1994, AND THE REMAINDER IS AVAILABLE UNDER A THREE-YEAR FACILITY EXPIRING SEPTEMBER 1, 1995. AT DECEMBER 31, 1993 AND 1992, BORROWINGS OF $63.9 AND $250.0, RESPECTIVELY, WERE OUTSTANDING UNDER THE REVOLVING CREDIT AGREEMENT AND ARE INCLUDED IN LONG-TERM BANK BORROWINGS ABOVE. AT DECEMBER 31, 1993, $613.9 WAS RESERVED TO SUPPORT COMMERCIAL PAPER AND OTHER BANK BORROWINGS OUTSTANDING, LEAVING NET UNUSED CREDIT FACILITIES OF $547.2. GRACE'S ABILITY TO BORROW THE MAXIMUM AMOUNTS AVAILABLE UNDER THESE FACILITIES IS SUBJECT TO COMPLIANCE WITH CERTAIN COVENANTS, WHICH INCLUDE MINIMUM NET WORTH REQUIREMENTS AND AN INTEREST COVERAGE RATIO.
(2) REPRESENTS VARIOUS LINES OF CREDIT AND MISCELLANEOUS BORROWINGS, PRIMARILY OF NON-U.S. SUBSIDIARIES.
(3) DURING THE FIRST QUARTER OF 1993, GRACE SOLD AT PAR $300.0 OF 7.4% NOTES DUE 2000. INTEREST IS PAYABLE SEMIANNUALLY AND THE NOTES MAY NOT BE REDEEMED PRIOR TO MATURITY.
(4) DURING THE THIRD QUARTER OF 1992, GRACE SOLD AT PAR $150.0 OF 7.75% NOTES DUE 2002. INTEREST IS PAYABLE SEMIANNUALLY AND THE NOTES MAY NOT BE REDEEMED PRIOR TO MATURITY.
(5)  DURING THE FOURTH QUARTER OF 1992, GRACE SOLD $150.0 OF 6.5% NOTES DUE
     1995 AT AN INITIAL PUBLIC OFFERING PRICE OF 99.758% OF PAR, TO YIELD 6.59%. INTEREST IS PAYABLE SEMIANNUALLY AND THE NOTES MAY NOT BE REDEEMED PRIOR TO MATURITY.
(6) GRACE REDEEMED IN FULL ALL OF ITS OUTSTANDING LIQUID YIELD OPTION NOTES (LYONS) ($1,012.5 PRINCIPAL AMOUNT AT MATURITY; $371.1 CARRYING VALUE) ON JULY 30, 1993. IN CONNECTION WITH THE REDEMPTION, APPROXIMATELY 31% OF
     THE LYONS (APPROXIMATELY $309.6 PRINCIPAL AMOUNT, $113.5 CARRYING VALUE) WERE CONVERTED INTO 2.8 MILLION SHARES OF W. R. GRACE & CO. COMMON STOCK. THE REMAINDER OF THE LYONS WERE REDEEMED FOR $257.6 IN CASH.
(7) GRACE REDEEMED IN FULL ALL OF ITS OUTSTANDING 6.25% CONVERTIBLE SUBORDINATE DEBENTURES DUE 2002 (6.25% DEBENTURES) ON SEPTEMBER 15, 1993. THE 6.25% DEBENTURES WERE CONVERTIBLE INTO COMMON STOCK OF W. R. GRACE & CO. AT a CONVERSION PRICE OF $42.125 PER SHARE. SUBSTANTIALLY ALL OF THE $150.0 PRINCIPAL AMOUNT OF THE 6.25% DEBENTURES OUTSTANDING IMMEDIATELY PRIOR TO THE REDEMPTION DATE WAS REDEEMED FOR CASH (EQUAL TO THE PRINCIPAL AMOUNT OUTSTANDING).


Payment of substantially all of Grace's borrowings may be accelerated, and its principal borrowing agreements terminated, upon the occurrence of a default under certain other Grace borrowings.
  Scheduled maturities of debt outstanding at December 31, 1993 are: 1994--$9.1; 1995--$166.3; 1996--$13.9; 1997--$6.1, and 1998--$4.4.
   Interest expense for 1993, 1992 and 1991 amounted to $81.5, $90.0 and $115.4, respectively. Interest payments made in 1993, 1992 and 1991 amounted to $102.5, $166.8 and $263.9, respectively. By managing its interest rate exposure through interest rate derivative agreements, Grace reduced interest expense for the years ended December 31, 1993 and 1992 by $20.3 and $4.7, respectively. See
Note 10 for a further discussion of interest rate hedge agreements.
  During the fourth quarter of 1993, Grace filed a registration statement with the Securities and Exchange Commission covering $750.0 of debt and/or equity securities that may be sold from time to time; the registration statement became effective in January 1994.

- -------------------------------------------------------------------------------
10.  FINANCIAL INSTRUMENTS
- -------------------------------------------------------------------------------
INTEREST RATE SWAPS
Grace enters into interest rate hedge agreements to manage interest costs and risks associated with changing interest rates; most of these agreements effectively convert underlying fixed-rate debt into variable-rate debt based on LIBOR. At December 31, 1993 and 1992, the notional principal amount of these agreements totalled $1,250.0 and $1,035.0, respectively. At December 31, 1993, Grace would have been required to pay $25.8 to settle these agreements, representing the excess of carrying value over fair value, based on estimates received from financial institutions. The fair value at December 31, 1992 was not material. Due to previously settled agreements, Grace has unamortized gains of $56.3 and $4.9 as of December 31, 1993 and 1992, respectively, which are reflected as adjustments to interest expense over appropriate periods relevant to the respective financial instruments.

FOREIGN CURRENCY CONTRACTS
Grace enters into a variety of short-term currency swaps, foreign exchange contracts and options to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date. At December 31, 1993, Grace had a notional principal amount of approximately $34.9 in contracts to buy or sell foreign currency in the future. The carrying value at December 31, 1993 and 1992, which approximated fair value based on exchange rates at December 31, 1993 and 1992, was not significant.

OTHER FINANCIAL INSTRUMENTS
At December 31, 1993 and 1992, the carrying value of financial instruments such as cash, short-term investments, trade receivables and payables and short- term debt approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of both long-term investments and receivables approximated fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies. At December 31, 1993 and 1992, the fair value of long-term debt was $1,216.4 and $1,400.9, respectively. Both periods include approximately $510.0 of borrowings supported by the revolver agreement, for which the carrying value approximated fair value. The fair value of debt is determined by obtaining quotes from financial institutions.
   Exposure to market risk on interest rate and foreign currency contracts results from fluctuations in floating rate indices and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to Grace's interest rate hedge agreements and currency exchange contracts consist of a diversified group of major financial institutions. Grace is exposed to credit risk to the extent of nonperformance by these counterparties; however, management believes the risk of incurring losses due to credit risk is remote. The notional amount of the instruments discussed above reflected the extent of involvement in the instruments, but did not represent its exposure to market risk. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided above are not necessarily indicative of the amounts that could be realized in a current market exchange.

- -------------------------------------------------------------------------------
11.  COMMITMENTS AND CONTINGENT LIABILITIES
- -------------------------------------------------------------------------------
Grace is the named tenant or guarantor with respect to certain lease obligations of previously divested businesses. The leases, some of which extend to 2015, have future minimum lease payments aggregating $68.4. Grace is also the named tenant or guarantor with respect to lease obligations having future minimum lease payments of $43.7, as to which Channel Home Centers, Inc., a previously divested business, has been released in bankruptcy; offsetting this is $39.7 of future minimum rental income from subtenants. Grace continues to attempt to sublease the remaining properties and believes its ultimate exposure is not material.
    Grace is the named tenant with respect to lease obligations with future minimum lease payments of $19.5 that have been assigned to Hermans, a previously divested business currently operating under Chapter 11 of the Federal Bankruptcy Code. Hermans has advised Grace that it intends to continue to occupy premises under leases with future minimum payments of $17.9 and is negotiating termination agreements as to the remainder. Grace believes its ultimate exposure under these leases is not material, as Hermans is performing on its current lease obligations and expects to emerge from bankruptcy as a viable company. Additionally, Grace is fully indemnified by other parties for any losses it may incur under these leases.
   In 1992 and 1993, Grace provided The Restaurant Enterprises Group, Inc. (REG) with various forms of financial support, including a letter of credit support facility to assist REG in meeting certain liquidity and other financial requirements. During 1993, REG was reorganized, and in January 1994 the letter of credit was canceled and Grace received $42.8 in exchange for all of the REG securities held by Grace. The reorganized REG (now named Family Restaurants, Inc.) has agreed to indemnify Grace with respect to leases entered into by REG's subsidiaries under which Grace remains contingently liable. At December 31, 1993, these leases have future minimum lease payments of $72.4. Grace believes any risk of loss from these contingent liabilities is remote.

   Grace is subject to loss contingencies resulting from environmental laws and regulations, which include obligations to remove or mitigate the effects on the environment of the disposal or release of certain wastes and other substances at various sites. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a loss is probable and can be reasonably estimated. At December 31, 1993, Grace's accrued liability for environmental remediation totalled approximately $160.0.
The measurement of the liability is evaluated quarterly based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, and the extent of apportionment of costs among other potentially responsible parties. As some of these matters are decided (the outcome of which is subject to various uncertainties) and/or new sites are assessed and costs can be reasonably estimated, Grace will review and analyze the need for additional accruals.

- -------------------------------------------------------------------------------
12.  Minority Interests
- -------------------------------------------------------------------------------
In December 1992, LP, formerly a general partnership named Grace Cocoa that was wholly owned by two Grace entities, admitted two additional Grace entities as general partners and also admitted one new limited partner. As a result of the admission of these new partners, the total capital of LP increased to $1,430.5, which included a $300.0 cash contribution made by the new limited partner, $297.0 of which was funded by outside investors. LP's assets consist of Grace Cocoa's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities, which are guaranteed by W. R. Grace & Co. and its principal operating subsidiary, and cash. The cash contribution from the new limited partner was initially lent by LP to the principal operating subsidiary of W. R. Grace & Co. and was used to retire certain domestic borrowings and for general corporate purposes. Four Grace entities serve as general partners of LP and own general partnership interests totalling 79.03% in LP; the new limited partner owns a 20.97% limited partner interest in LP. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements as a component of discontinued operations and the outside investors' interest in LP is reflected as a minority interest.

- -------------------------------------------------------------------------------
13.  Shareholders' Equity
- -------------------------------------------------------------------------------
The weighted average number of shares of common stock outstanding during 1993 was 91,461,000 (1992 -- 89,543,000; 1991 -- 87,236,000).
   W. R. Grace & Co. is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued at December 31, 1993, approximately 8,767,000 shares may be issued or delivered upon the exercise of stock options or grant of share awards in connection with stock incentives such as stock options. In addition, at December 31, 1993, 102,232,000 shares were reserved in connection with Common Stock Purchase Rights (Rights). A Right is issued for each outstanding share of common stock; the Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

 Preferred stocks authorized, issued and outstanding are:

                                                                Par Value of
                           Shares as of December 31,1993     Shares Outstanding
                           -----------------------------    -------------------
                           Authorized     In      Out-
                           and Issued  Treasury  standing    1993    1992  1991
                           -----------------------------    -------------------
6% Cumulative(1)              40,000     3,536    36,464     $3.6    $3.6  $3.6
8% Cumulative Class A(2)      50,000    33,644    16,356      1.6     1.7   1.7
8% Noncumulative Class B(2)   40,000    18,415    21,585      2.2     2.2   2.2
                                                             ----    ----  ----
                                                             $7.4    $7.5  $7.5
                                                             ----    ----  ----
                                                             ----    ----  ----
- -------------------------------------------------------------------------------

(1) 160 votes per share.
(2) 16 votes per share.


    Dividends paid on the preferred stocks amounted to $.5 in each of 1993, 1992 and 1991.
    The Certificate of Incorporation also authorizes 5,000,000 shares of Class C Preferred Stock, $1 par value, none of which has been issued.

- -------------------------------------------------------------------------------
14.  Stock Incentive Plans
- -------------------------------------------------------------------------------


Changes in outstanding common stock options are summarized below:
- ----------------------------------------------------------------------------------------------------------

                                           1993                      1992                     1991
                                   --------------------     --------------------     ---------------------
                                               Average                  Average                   Average
                                     Number    Exercise       Number    Exercise       Number     Exercise
                                   of Shares     Price      of Shares     Price      of Shares      Price
- ----------------------------------------------------------------------------------------------------------
Balance at beginning of year . . .  6,365,187   $35.09       6,112,248   $32.01       7,172,775    $24.91
Options granted. . . . . . . . . .  1,461,425    38.00       1,445,300    37.77       2,901,793     39.27
                                    ---------                ---------                ---------
                                    7,826,612                7,557,548               10,074,568
Options exercised. . . . . . . . .   (683,255)   25.89      (1,132,863)   25.29      (2,052,421)    23.48
Options terminated or canceled . .   (178,053)   40.13         (59,498)   27.97      (1,909,899)    25.54
                                    ---------                ---------                ---------
Balance at end of year . . . . . .  6,965,304    36.48       6,365,187    35.09       6,112,248     32.01
                                    ---------                ---------                ---------
                                    ---------                ---------                ---------

- -------------------------------------------------------------------------------

   At December 31, 1993, options covering 5,056,256 shares (1992 -- 4,025,840,
1991 -- 3,690,088) were exercisable and 1,804,122 shares (1992 -- 3,087,994,
1991 -- 4,637,368) were available for additional grants.
   In 1991, certain executive officers surrendered all or a portion of their outstanding stock options in exchange for shares of common stock equal in value to the excess of (1) the market value of the option shares at the date of surrender over (2) the purchase price of the option shares. The shares received upon surrender were subject to restrictions on transfer. The officers surrendering options generally were granted new options covering an equal number of shares with a purchase price equal to 110% of the fair market value of the common stock on the date of grant. Subject to certain exceptions, such options may not be exercised until 1996, at which time they become exercisable in five annual installments.
- -------------------------------------------------------------------------------
15.  PENSION PLANS
- -------------------------------------------------------------------------------
Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods because of differing local laws and customs and therefore cannot be summarized. Approximately 55% of U.S. and non-U.S. plan assets at December 31, 1993 were common stocks, with the remainder primarily fixed income securities.
 Pension (benefit)/cost is comprised of the following components:
- -------------------------------------------------------------------------------


                                                          1993                  1992                   1991
                                                      -----------------    -------------------       ---------------
                                                      U.S.      Non-U.S.   U.S.      Non-U .S.      U.S.     Non-U.S.
- ---------------------------------------------------------------------------------------------------------------------
Service cost on benefits earned during the year. . . .$  17.6   $   9.5    $  11.1    $  9.4     $   13.6    $ 13.4
Interest cost on benefits earned in prior years. . . .   36.3      17.1       31.7      16.5         30.9      16.3
Actual return on plan assets . . . . . . . . . . . . . (108.2)    (56.7)     (20.9)    (30.6)       (83.6)    (34.3)
Deferred gain/(loss) on plan assets. . . . . . . . . .   58.1      36.0      (30.5)      9.5         33.2      12.9
Amortization of net gains and prior service costs. . .   (5.3)     (1.7)      (8.4)     (5.5)        (7.7)     (2.9)
                                                      -------   -------    -------    ------      -------    -------
Net pension (benefit)/cost . . . . . . . . . . . . . . $ (1.5)  $   4.2    $ (17.0)   $  (.7)     $ (13.6)   $  5.4
                                                     --------   -------    -------    ------      -------    -------
                                                     --------   -------    -------    ------      -------    -------

- -------------------------------------------------------------------------------

The funded status of these plans was as follows:
- -------------------------------------------------------------------------------


                                                           1993                 1992
                                                     ------------------     -----------------
                                                        U.S.   Non-U.S.        U.S.  Non-U.S.
- -------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Vested . . . . . . . . . . . . . . . . . . . . . . .$ 614.2   $172.6      $ 522.3   $163.6
                                                     --------   ------      -------   ------
                                                     -------    ------      -------   ------
Accumulated benefit obligation . . . . . . . . . . . .$ 620.0   $182.2      $ 527.7   $176.1
                                                     --------   ------      -------   ------
                                                     --------   ------      -------   ------
Total projected benefit obligation . . . . . . . . . .$ 691.4   $263.4      $ 596.4   $240.4
Plan assets at fair value. . . . . . . . . . . . . . . 836.4     270.1        767.9    288.5
                                                     -------    ------      -------   ------
Plan assets in excess of projected benefit obligation. 145.0       6.7        171.5     48.1
Unamortized net gain at initial adoption . . . . . . . (96.1)     (6.4)      (108.6)   (14.3)
Unamortized prior service cost . . . . . . . . . . . .  34.8       4.2         19.4      4.2
Unrecognized net gain/(loss) . . . . . . . . . . . . .  47.6        .9         54.2    (21.0)
                                                     -------    ------      -------   ------
Prepaid pension cost . . . . . . . . . . . . . . . . .$131.3 $     5.4(1)   $ 136.5  $  17.0(1)
                                                     -------    ------      -------  -------
                                                     -------    ------      -------  -------
- --------------------------------------------------------------------------------------------

(1)  Includes $71.4 in 1993 and $80.7 in 1992 of prepaid pension costs.


   The following significant assumptions were used in 1993, 1992 and 1991:
- -------------------------------------------------------------------------------

                                                             1993                 1992                1991
                                                         ---------------      ----------------     ---------------
                                                         U.S.   Non-U.S.      U.S.    Non-U.S.     U.S.   Non-U.S.
- --------------------------------------------------------------------------------------------------------------------
Discount rate at December 31,. . . . . . . . . . . . .   7.5%  4.5 -  8.0%    8.0%   6.0 - 12.0%   9.0%  6.0 - 13.0%
Expected long-term rate of return. . . . . . . . . . .   9.0   6.0 - 10.5     9.0    6.0 - 11.0    9.0   6.0 - 11.0
Rate of compensation increase. . . . . . . . . . . . .   5.5   3.5 -  7.5     6.0    3.5 -  7.5    6.0   3.5 -  7.5
- -------------------------------------------------------------------------------------------------------------------

   As a result of classifying certain operations as discontinued and divesting other operations, Grace recognized an increase in the net prepaid pension benefit of $6.2 and $10.9 in 1992 and 1991, respectively. In addition, Grace settled certain pension obligations of one of its non-U.S. plans, resulting in gains of $.6, $.7 and $11.8 in 1993, 1992 and 1991, respectively.
   Grace's Retirement Plan for Salaried Employees (Plan) contains provisions under which the Plan would automatically terminate in the event of a change in control of W. R. Grace & Co. and Plan benefits would be secured through the purchase of annuity contracts. Upon such termination, a portion of the Plan's excess assets would be placed in an irrevocable trust to fund various employee benefit plans and arrangements of Grace, and any balance would be returned to Grace.
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
16. Other Postretirement Benefit Plans
- -------------------------------------------------------------------------------
Grace provides certain other postretirement health care and life insurance benefits for retired employees of specified U.S. units. These retiree medical and life insurance plans provide various levels of benefits to employees (depending on their date of hire) who retire from Grace after age 55 with at least 10 years of service. The plans are currently unfunded.
  Effective January 1, 1992, Grace adopted SFAS No. 106, which requires the accrual method of accounting for the future costs of postretirement health care and life insurance benefits over the employees' years of service. The "pay as you go" method of accounting, used prior to 1992, recognized these costs on a cash basis. The adoption of SFAS No. 106 on the immediate recognition basis, concurrent with the adoption of SFAS No. 109, resulted in a charge to 1992 earnings of $190.0, net of $98.0 of deferred income taxes. In addition, the application of SFAS No. 106 resulted in a decrease of $5.1 in 1992 after-tax earnings from continuing operations. Grace's cash flow, however, is unaffected by implementation of SFAS No. 106, as Grace continues to pay the costs of postretirement benefits as they are incurred.
  Included in noncurrent liabilities as of December 31, 1993 and 1992 are the following:



                                                                      1993                 1992
Accumulated postretirement benefit obligation:
     Retirees...............................................        $168.9               $151.0
     Fully eligible participants............................          36.9                 21.5
     Active ineligible participants.........................          38.3                 45.1
                                                                    ------               ------
Accumulated postretirement benefit obligation...............         244.1                217.6
     Unrecognized net loss..................................         (40.7)               (17.6)
     Unrecognized prior service benefit.....................          52.9                 75.2
                                                                    ------               ------
Accrued postretirement benefit obligation...................        $256.3               $275.2
                                                                    ------               ------
                                                                    ------               ------

Net periodic postretirement benefit cost for the years ended December 31, 1993 and 1992 is comprised of the following components:


                                                                      1993                 1992
Service cost.................................................        $ 2.2                $ 3.8
Interest cost on accumulated postretirement
benefit obligation...........................................         13.2                 15.6
Amortization of net loss.....................................           .2                   --
Amortization of prior service benefit........................         (4.5)                (1.9)
                                                                     -----               ------
Net periodic postretirement benefit cost.....................        $11.1                $17.5
                                                                     -----               ------
                                                                     -----               ------


  The cost of these benefits (cash basis) to Grace's continuing operations was approximately $5.6 for 1991. As a result of classifying certain operations as discontinued, Grace recognized reductions in the accrued postretirement benefit obligation of approximately $16.6 and $23.5 in 1993 and 1992, respectively, which are reflected in the reserve for discontinued operations.
  During 1992, Grace's retiree medical plans were amended to increase cost sharing by employees retiring after January 1, 1993. This amendment decreased the accumulated postretirement benefit obligation by $52.9 at December 31, 1993 and will be amortized over an average remaining future service life of approximately 13 years.
  Medical care cost trend rates were projected at 11.7% in 1993, declining to 5.0% through 2003 and remaining level thereafter. The effect of a one percentage point increase in each year's assumed medical care cost trend rate, holding all other assumptions constant, would be to increase the annual net periodic postretirement benefit cost by $1.6 and the accumulated postretirement benefit obligation by $16.5. The discount rates at December 31, 1993 and 1992 were 7.5% and 8.0%, respectively.
  In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for non-accumulating postemployment benefits. Grace's primary postemployment obligation is for disabled workers' medical benefits. These are currently included in accrued postretirement costs under SFAS No. 106. The adoption of SFAS No. 112 is not expected to have a material effect on Grace's results of operations or financial position.

- --------------------------------------------------------------------------------
17. Industry and Geographic Segments
- --------------------------------------------------------------------------------



                                                 Specialty            Health
Industry Segment Information(1)                  Chemicals             Care          Other(2)       Total
- ---------------------------------------------------------------------------------------------------------
Sales and Revenues..............   1993           $2,895              $1,513      $    --        $4,408
                                   1992            3,062               1,275           --         4,337
                                   1991            3,078               1,060          249         4,387
Pretax Operating Profit.........   1993              392                 247         (418)(4)       221
                                   1992              259(3)              176         (242)(4)       193
                                   1991              409                 143         (218)(4)       334
Identifiable Assets.............   1993            2,115               1,442        1,791         5,348(5)
                                   1992            2,012               1,095          927         4,034(5)
                                   1991            2,260               1,016          750         4,026(5)
Capital Expenditures............   1993              209                  80           21           310(5)
                                   1992              224                  52           34           310(5)
                                   1991              216                  46           52           314(5)
Depreciation
and Amortization................   1993              138                  78           12           228
                                   1992              151                  65            9           225
                                   1991              154                  61           18           233
- ---------------------------------------------------------------------------------------------------------


- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Unallocated
                                                  United                                              Corporate
Geographic Segment Information(1)                 States     Canada        Europe        Other        Items (2)       Total
- ---------------------------------------------------------------------------------------------------------------------------
Sales and Revenues.............    1993           $2,855       $124         $ 932         $497        $    --        $4,408
                                   1992            2,721        131         1,081          404             --         4,337
                                   1991            2,455        136         1,186          361            249         4,387

Pretax Operating Profit........    1993              460          7            93           79           (418)(4)       221
                                   1992              387          1           (32)(3)       79           (242)(4)       193
                                   1991              313         10           152           77           (218)(4)       334

Identifiable Assets............    1993            2,327         82           753          395          1,791         5,348(5)
                                   1992            1,977         75           772          283            927         4,034(5)
                                   1991            1,915         86           969          306            750         4,026(5)
- ---------------------------------------------------------------------------------------------------------------------------


(1)  Certain amounts have been restated to conform to the 1993 presentation.
(2)  Includes divested specialty businesses and unallocated corporate items.
(3)  Includes a provision of $140 relating to a fumed silica plant in Belgium.
(4)  Unallocated corporate items include:


                                                    1993       1992      1991
                                                    ----       ----      ----
     Interest expense.........................     $ (82)     $ (90)   $ (115)
     General corporate overhead expenses......       (63)       (64)      (63)
     General corporate research expenses......       (64)       (62)      (56)
     Provision relating to asbestos-related
       insurance coverage.....................      (159)        --        --
     Net gain on strategic restructuring......        --         --         6
     Other (expenses)/income, net.............       (50)       (26)       10
                                                   -----      -----     -----
       Total                                       $(418)     $(242)    $(218)
                                                   -----      -----     -----
                                                   -----      -----     -----

(5) Excludes assets and capital expenditures of discontinued operations as follows:
                                                    1993       1992      1991
                                                    ----       ----      ----
     Identifiable assets...................       $5,348     $4,034    $4,026
     Discontinued operations...............          761      1,565     1,981
                                                  ------     ------    ------
       Total Assets........................       $6,109     $5,599    $6,007
                                                  ------     ------    ------
                                                  ------     ------    ------
     Capital expenditures..................       $  310     $  310    $  314
     Discontinued operations...............           --         88       133
                                                  ------     ------    ------
       Total Capital Expenditures..........       $  310     $  398    $  447
                                                  ------     ------    ------
                                                  ------     ------    ------


- --------------------------------------------------------------------------------
QUARTERLY SUMMARY
UNAUDITED--DOLLARS IN MILLIONS, EXCEPT PER SHARE
- --------------------------------------------------------------------------------


QUARTER ENDED                                                  MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
- ------------------------------------------------------------------------------------------------------------------
1993(1)

Sales and revenues................................               $986.2      $1,094.1    $1,136.1       $1,192.0
Cost of goods sold and operating expenses.........               (593.8)       (648.5)     (664.3)        (690.2)
Income/(loss) from continuing operations..........                 31.7          53.9      (236.4)(4)    285.2(5)
Loss from discontinued operations.................                 (3.4)       (105.0)         --             --
Net income/(loss).................................                 28.3         (51.1)     (236.4)         285.2
Earnings/(loss) per share:(2)
     Continuing operations........................                $ .35          $.60      $(2.56)         $3.05
     Net earnings/(loss)..........................                  .31          (.57)      (2.56)          3.05
Fully diluted earnings per share:
     Continuing operations........................                 $.34          $.56       $--(6)         $3.03
     Net earnings.................................                  .30          --(6)       --(6)          3.03

Dividends declared per common share...............                 $.35          $.35        $.35           $.35

Market price of common stock:(3)
     High.........................................              $40 1/8       $40 5/8     $41 1/4        $40 5/8
     Low..........................................               36 3/4        38 1/2      34 5/8         34 3/4
     Close........................................               38 1/2        40 1/2      34 5/8         40 5/8
- -----------------------------------------------------------------------------------------------------------------
1992(1)
Sales and revenues................................               $940.3      $1,061.6   $ 1,114.2       $1,220.9
Cost of goods sold and operating expenses.........               (566.1)       (609.2)     (649.2)        (777.0)
Income/(loss) from continuing operations..........                 17.0          51.1       (84.5)(7)       74.1
(Loss)/income from discontinued operations........                (14.1)       (152.3)        2.4            1.8
Cumulative effect of accounting changes...........               (190.0)           --          --             --
Net (loss)/income.................................               (187.1)       (101.2)      (82.1)          75.9
Earnings/(loss) per share:(2)
     Continuing operations........................                $ .19         $ .57      $ (.94)         $ .82
     Cumulative effect of accounting changes......                (2.12)           --          --             --
     Net (loss)/earnings..........................                (2.10)        (1.13)       (.92)           .84
Fully diluted earnings per share:
     Continuing operations........................                $ .18         $ .54      $ --(6)         $ .75
     Net earnings.................................                 --(6)         --(6)       --(6)           .77

Dividends declared per common share...............                $ .35         $ .35       $ .35          $ .35

Market price of common stock:(3)
     High.........................................                 $ 45      $ 38 1/2    $ 38 1/2       $ 40 3/4
     Low..........................................               37 3/4        33 3/8      32             34
     Close........................................               40 3/4        34          37 5/8         40 1/4
- ----------------------------------------------------------------------------------------------------------------

(1)  AMOUNTS HAVE BEEN RESTATED TO CONFORM TO THE YEAR-END 1993 PRESENTATION.
(2) PER SHARE RESULTS FOR THE FOUR QUARTERS DIFFER FROM FULL-YEAR PER SHARE RESULTS AS A SEPARATE COMPUTATION OF EARNINGS PER SHARE IS MADE FOR EACH QUARTER PRESENTED. THE DIFFERENCE IN 1993 IS PRINCIPALLY DUE TO THE CONVERSION IN THE THIRD QUARTER OF OUTSTANDING LYONS INTO APPROXIMATELY 2.8 MILLION SHARES OF COMMON STOCK; SEE NOTE 9 TO THE CONSOLIDATED FINANCIAL STATEMENTS.
(3)  PRINCIPAL MARKET: NEW YORK STOCK EXCHANGE.
(4) INCLUDES A PROVISION OF $300.0 RELATING TO ASBESTOS-RELATED INSURANCE COVERAGE.
(5) INCLUDES A $200.0 REVERSAL OF THE $300.0 PROVISION RELATING TO ASBESTOS-RELATED INSURANCE COVERAGE.
(6)  NOT PRESENTED AS THE EFFECT IS ANTI-DILUTIVE.
(7)  INCLUDES A PROVISION OF $140.0 RELATING TO A FUMED SILICA PLANT IN BELGIUM.


- --------------------------------------------------------------------------------
QUARTERLY STATISTICS  UNAUDITED--DOLLARS IN MILLIONS
- ----------------------------------------------------------------------------------------------------------------
QUARTER ENDED                                                  MARCH 31       JUNE 30     SEPTEMBER 30  DECEMBER 31
1993(1)
SALES AND REVENUES
Specialty Chemicals.............................                 $648.1      $  729.9     $ 734.7        $ 782.9
Health Care.....................................                  338.1         364.2       401.4          409.1
                                                                 ------      --------    --------       --------
Total...........................................                 $986.2      $1,094.1    $1,136.1       $1,192.0
                                                                 ------      --------    --------       --------
                                                                 ------      --------    --------       --------

OPERATING INCOME AFTER TAXES(2)
Specialty Chemicals.............................                 $ 39.6      $   58.8     $  60.5        $  80.6
Health Care.....................................                   27.9          35.1        36.9           42.3
                                                                 ------      --------    --------       --------
Total...........................................                 $ 67.5      $   93.9     $  97.4        $ 122.9
                                                                 ------      --------    --------       --------
                                                                 ------      --------    --------       --------
- ----------------------------------------------------------------------------------------------------------------

1992(1)
SALES AND REVENUES(3)
Specialty Chemicals..............................                $599.7      $  687.9     $ 723.2        $ 809.0
Health Care......................................                 289.0         309.0       332.3          344.9
                                                                 ------      --------    --------       --------
Total............................................                $888.7      $  996.9    $1,055.5       $1,153.9
                                                                 ------      --------    --------       --------
                                                                 ------      --------    --------       --------

OPERATING INCOME AFTER TAXES(2)
Specialty Chemicals..............................                $ 33.9      $   59.7   $    62.0(4)     $  83.6
Health Care......................................                  20.6          25.6        27.8           31.7

                                                                 ------      --------    --------       --------
Total............................................                $ 54.5      $   85.3     $  89.8       $  115.3
                                                                 ------      --------    --------       --------
                                                                 ------      --------    --------       --------



(1)  AMOUNTS HAVE BEEN RESTATED TO CONFORM TO THE YEAR-END 1993 PRESENTATION.
(2) EXCLUDES DIVESTED BUSINESSES AND, IN 1993, A $100.0 PROVISION FOR ASBESTOS-RELATED INSURANCE COVERAGE. AMOUNTS ARE COMPUTED BEFORE THE ALLOCATION OF CORPORATE RESEARCH, CORPORATE OVERHEAD AND CORPORATE INTEREST. FOR THIS TABLE, TAXES ARE COMPUTED SUBSTANTIALLY ON A SEPARATE RETURN BASIS FOR EACH UNIT.
(3) EXCLUDES SALES OF DIVESTED BUSINESSES; THEREFORE, THE TOTAL DOES NOT AGREE WITH SALES AND REVENUES IN THE CONSOLIDATED STATEMENT OF OPERATIONS.
(4)  EXCLUDES A PROVISION OF $140.0 RELATING TO A FUMED SILICA PLANT IN BELGIUM.


- --------------------------------------------------------------------------------
WORLDWIDE OPERATIONS   DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------

                                                       SALES AND REVENUES(1)                          OPERATING INCOME
                                                                                                        AFTER TAXES(1)(2)
- -------------------------------------------------------------------------------------------------------------------------------
                                                    1993         1992          1991             1993(3)        1992       1991
- -------------------------------------------------------------------------------------------------------------------------------
UNITED STATES/CANADA
Specialty Chemicals.........................      $1,555       $1,455        $1,407               $141         $124       $120
Health Care.................................       1,424        1,211         1,029                128           92         78
                                                  ------       ------        ------               ----         ----       ----
Total.......................................       2,979        2,666         2,436                269          216        198
                                                  ------       ------        ------               ----         ----       ----
- ------------------------------------------------------------------------------------------------------------------------------
EUROPE
Specialty Chemicals.........................         852          967           915                 46           65(4)      87
Health Care.................................          80           58            31                 14           14          5
                                                  ------       ------        ------               ----         ----       ----
Total.......................................         932        1,025           946                 60           79         92
                                                  ------       ------        ------               ----         ----       ----
- ------------------------------------------------------------------------------------------------------------------------------
ASIA PACIFIC
Specialty Chemicals.........................         307          278           265                 40           36         37
Health Care ................................           8            6            --                 --           --         --
                                                  ------       ------        ------               ----         ----       ----
Total.......................................         315          284           265                 40           36         37
                                                  ------       ------        ------               ----         ----       ----
- ------------------------------------------------------------------------------------------------------------------------------
LATIN AMERICA/OTHER
Specialty Chemicals.........................         181          120            95                 13           14          9
Health Care.................................           1           --            --                 --           --         --
                                                  ------       ------        ------               ----         ----       ----
Total.......................................         182          120            95                 13           14          9
                                                  ------       ------        ------               ----         ----       ----
- ------------------------------------------------------------------------------------------------------------------------------
Subtotal                                           4,408        4,095         3,742                382          345        336
Divested Businesses.........................          --          242           645                 --           16         10
                                                  ------       ------        ------               ----         ----       ----
Total Continuing Operations ................      $4,408       $4,337        $4,387               $382         $361       $346
                                                  ------       ------        ------               ----         ----       ----
- ------------------------------------------------------------------------------------------------------------------------------

(1) CERTAIN 1992 AND 1991 AMOUNTS HAVE BEEN RESTATED TO CONFORM TO THE 1993 PRESENTATION.
(2) COMPUTED BEFORE THE ALLOCATION OF CORPORATE RESEARCH, CORPORATE OVERHEAD AND CORPORATE INTEREST. FOR THIS TABLE, TAXES ARE COMPUTED SUBSTANTIALLY ON A SEPARATE RETURN BASIS FOR EACH SUBSIDIARY AND DIVISION. IN THE CASE OF EACH U.S. SUBSIDIARY AND DIVISION, TAX BENEFITS FOR OPERATING LOSSES, IF ANY, ARE RECOGNIZED CURRENTLY.
(3)  EXCLUDES A $100 PROVISION FOR ASBESTOS-RELATED INSURANCE COVERAGE.
(4)  EXCLUDES A PROVISION OF $140 RELATING TO A FUMED SILICA PLANT IN BELGIUM.


- --------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES, NET FIXED ASSETS AND DEPRECIATION AND LEASE AMORTIZATION (1) DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Depreciation and
                                      Capital Expenditures                   Net Fixed Assets              Lease Amortization
- --------------------------------------------------------------------------------------------------------------------------------
                                  1993       1992         1991        1993        1992        1991      1993     1992       1991
OPERATING GROUP
Specialty Chemicals...........    $209       $200         $179      $1,049      $  975      $  941      $135     $131       $126
Health Care...................      80         52           46         277         221         205        46       38         36
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
Subtotal......................     289        252          225       1,326       1,196       1,146       181      169        162
General Corporate.............      21         34           45         128         102          92         8        8          7
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
Total Continuing Operations...     310        286          270       1,454       1,298       1,238       189      177        169
Divested Businesses...........      --         24           44          --           4         213        --       18         34
Discontinued Operations.......      --         88          133          --         406       1,107        --       --         --
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
Total.........................    $310       $398         $447      $1,454      $1,708      $2,558      $189     $195       $203
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
- --------------------------------------------------------------------------------------------------------------------------------
GEOGRAPHIC LOCATION
United States and Canada......    $195       $156         $153      $  854      $  757      $  696      $117     $108       $107
Europe........................      68         80           56         351         342         346        49       49         45
Other Areas...................      26         16           16         121          97         104        15       12         10
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
Subtotal......................     289        252          225       1,326       1,196       1,146       181      169        162
General Corporate.............      21         34           45         128         102          92         8        8          7
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
Total Continuing Operations...     310        286          270       1,454       1,298       1,238       189      177        169
Divested Businesses...........      --         24           44          --           4         213        --       18         34
Discontinued Operations.......      --         88          133          --         406       1,107        --       --         --
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
Total.........................    $310       $398         $447      $1,454      $1,708      $2,558      $189     $195       $203
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----
                                  ----       ----         ----      ------      ------      ------      -----    ----       ----



(1)  1992 AND 1991 AMOUNTS HAVE BEEN RESTATED TO CONFORM TO THE 1993
     PRESENTATION.


- ------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
- ------------------------------------------------------------------------------------------------------------
                                                          1993        1992        1991        1990      1989
- ------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Sales and revenues...............................     $4,408.4    $4,337.0    $4,386.6    $4,309.7  $3,820.3
Cost of goods sold and operating expenses........      2,596.8     2,601.5     2,649.2     2,693.5   2,430.7
Depreciation and amortization....................        227.7       224.9       232.9       227.2     199.4
Interest expense.................................         81.5        90.0       115.4       137.0     121.0
Research and development expenses................        135.0       130.0       128.1       125.4     105.0
Income from continuing operations
     before income taxes.........................        221.2(1)    192.5(2)    334.2       272.1     207.8
Provision for income taxes.......................         86.8       134.8       132.5        97.5      61.3
Income from continuing operations................        134.4        57.7       201.7       174.6     145.9
(Loss)/income from discontinued operations.......       (108.4)     (162.2)       16.9        28.2     107.3
Cumulative effect of accounting changes..........           --      (190.0)         --          --        --
Net income/(loss)................................         26.0      (294.5)      218.6       202.8     253.2
- ------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets...................................     $1,975.3    $2,091.4    $1,990.0    $2,380.1  $2,166.3
Current liabilities..............................      1,992.6     1,639.6     1,622.1     1,680.1   1,589.1
Properties and equipment, net....................      1,454.1     1,707.9     2,558.2     2,462.1   2,220.0
Total assets.....................................      6,108.6     5,598.6     6,007.1     6,226.5   5,619.1
Total debt.......................................      1,706.1     1,819.2     2,259.4     2,285.9   2,016.7
Shareholders' equity -- common stock.............      1,510.2     1,537.5     2,017.7     1,905.0   1,722.9
- ------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE
Earnings from continuing operations..............     $   1.46    $    .64    $   2.31    $   2.03  $   1.71
Cumulative effect of accounting changes..........           --       (2.12)         --          --        --
Earnings/(loss)..................................          .28       (3.29)       2.50        2.36      2.97
Dividends........................................         1.40        1.40        1.40        1.40      1.40
Book value.......................................        16.16       17.10       22.77       22.14     20.16
Average common shares outstanding (thousands)....       91,461      89,543      87,236      85,879    85,193
- ------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Dividends paid on common stock...................     $  127.9    $  125.4    $  122.0    $  120.2  $  119.2
Capital expenditures.............................        309.6       398.4       447.0       513.7     484.6
% Total debt to total capital....................        52.9%       54.1%       52.7%       54.4%     53.8%
Common shareholders of record....................       19,358      20,869      21,949      23,327    26,457
Common stock price range..........................  41 1/4-34 5/8    45-32  40 3/4-23 3/8  33 5/8-17  39 1/8-25 1/8
Number of employees -- continuing
     operations (thousands)......................         34.0        32.8        32.9        34.2      33.2



(1) Includes a provision of $159.0 relating to asbestos-related insurance coverage.
(2)  Includes a provision of $140.0 relating to a fumed silica plant in Belgium.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION

REVIEW OF OPERATIONS

OVERVIEW
Sales and revenues increased 8% in 1993 over 1992, excluding businesses divested in 1992; including the divested businesses, 1993 sales and revenues increased by 2% as compared to 1992. Sales and revenues increased 9% in 1992 over 1991, excluding businesses sold in both years.
     In the third quarter of 1993, Grace recorded a special noncash after-tax charge of $300 million ($475 million pretax) to reflect a September 1, 1993 decision of the U.S. Court of Appeals for the Second Circuit, which had the effect of reducing Grace's insurance coverage for asbestos property damage lawsuits and claims. In the fourth quarter of 1993, Grace reversed $200 million of the after-tax provision ($316 million pretax) following the Court's decision to grant Grace's petition for a re-hearing concerning the September 1, 1993 decision; the remaining after-tax provision of $100 million ($159 million pretax) reflects anticipated additional legal expenses and other uncertainties related to Grace's asbestos lawsuits and claims. In the third quarter of 1992, Grace closed its Belgian fumed silica plant and recorded a one-time provision of $140 million, representing the entire net book value of the facility and certain additional expenses. Excluding the 1993 asbestos and 1992 fumed silica charges, income from continuing operations for 1993 increased 19%, to $234.4 million, over 1992 (including businesses divested in 1992). Income from continuing operations decreased by 2% in 1992 as compared to 1991 (excluding the provision relating to the fumed silica plant, but including businesses divested in both years).
     For all periods presented, the statement of operations has been restated to reflect the classification of certain businesses as discontinued operations, as discussed in Note 6 to the Consolidated Financial Statements.

SPECIALTY CHEMICALS
Including the results of chemical businesses divested in 1992, sales and revenues decreased by 5% in 1993 as compared to 1992, and operating income after taxes (operating income) decreased by 6% for 1993 versus 1992 (excluding the 1992 provision related to the fumed silica plant).
     The following discussion excludes sales and revenues and operating income of divested businesses and the fumed silica provision referred to above.
     Sales and revenues increased 3% in 1993 as compared to 1992, reflecting favorable volume and price/product mix variances estimated at 6% and 2%, respectively, offset by an unfavorable currency exchange variance estimated at 5%. Volume increases occurred in 1993 in packaging (due to improved sales of films and laminates), water treatment (reflecting the acquisition of Latin America's largest water treatment business in the first quarter of 1993), fluid cracking catalysts and silica products (reflecting improvements in market share and pricing) and construction products (reflecting the introduction of new concrete admixtures and stronger sales in waterproofing systems).
     Operating income was flat in 1993 compared to 1992. North American results significantly improved in 1993, as strong growth occurred in packaging, fluid cracking catalysts and silica products and construction products, due mainly to the volume increases noted above. European results for most product lines were adversely affected by continuing recessionary conditions, leading to reduced profitability; however, results for European fluid cracking catalysts and silica products improved, primarily due to increased volumes achieved following the withdrawal of certain competitors from this market in 1992. In Asia Pacific, favorable results were achieved, primarily in packaging and fluid cracking catalysts and silica products. In Latin America, results were down, primarily due to the costs of integrating the operations of the new water treatment business, partially offset by favorable results in packaging.
     Sales increased by 5% in 1992 compared to 1991, excluding from both periods the sales of chemical businesses divested in both years; sales were essentially flat including those businesses. The increase was primarily due to favorable volume, price/product mix and foreign currency exchange variances estimated at 3%, 1% and 1%, respectively. Volume increases occurred in most product lines, particularly packaging and fluid cracking catalysts and silica products. Operating income for 1992 decreased 5% over 1991, excluding the divested chemical businesses; operating income increased 3% including those businesses. North American results for most product lines improved in 1992, as strong growth was exhibited in packaging and fluid cracking catalysts and silica products, mainly due to strong volume increases. European results were adversely affected by recessionary conditions, leading to reduced profitability. However, favorable results were achieved in both Asia Pacific and Latin America for most product lines.

HEALTH CARE
Sales and revenues for 1993 increased by 19% over 1992, due to increases of 18%, 36% and 11%, respectively, in kidney dialysis services, home health care and medical products operations (including laboratory services). 1993 results for dialysis services and home health care include the results of Home Intensive Care, Inc., acquired in June 1993, as well as a number of smaller acquisitions during the year. The number of centers providing dialysis and related services increased 20%, from 419 at year-end 1992 to 501 at year-end 1993 (471 in the U.S. and Puerto Rico, 23 in Portugal, 4 in Spain, 2 in the Czech Republic and 1 in Argentina).

     Operating income in 1993 increased by 35% over 1992. The 1993 results for all health care businesses benefited from improvements in cost controls, operating efficiencies and/or capacity utilization, partially offset by the costs of improving and expanding quality assurance systems for medical products manufacturing (see below for further discussion). In addition, results for 1992 included costs related to previously reported long-term incentive arrangements with certain health care executives. It is unclear at this time whether and to what extent any of the currently proposed reforms in U.S. health care will affect Grace's health care operations. However, based on its knowledge and understanding of the health care industry in general and of other providers of kidney dialysis and infusion therapy, as well as on publicly available information, Grace believes that its health care operations are among the most cost-efficient in the industry.
     Sales and revenues of health care operations increased by 20%, to $1.3 billion, in 1992 as compared to 1991, reflecting improvements of 19%, 16% and 26%, respectively, in kidney dialysis services, home health care and medical products operations. Operating income for 1992 increased by 27% over 1991, reflecting the continued growth of all health care businesses, as well as improvements in operating efficiencies and capacity utilization.
     In 1993, the U.S. Food and Drug Administration (FDA) issued import alerts with respect to (1) hemodialysis bloodlines manufactured at the plant of National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, located in Reynosa, Mexico and (2) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the U.S. until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing for the resumption of importation of bloodlines and hemodialyzers following certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. In accordance with the consent decree, NMC certified compliance to the FDA with respect to the Reynosa, Mexico facility in January 1994, and the FDA lifted the bloodline import alert in March 1994 following a thorough reinspection by the FDA and a commitment by NMC to finish certain studies by May 1994 and, in the interim, to perform additional product testing. Certification of compliance at the Dublin, Ireland facility is anticipated in the second quarter of 1994. The consent decree also requires NMC to certify and maintain compliance with applicable FDA device manufacturing laws and regulations at all of its U.S. manufacturing facilities. NMC has conducted a full review of its facilities and upgraded, as necessary, all of its quality assurance systems. No fines or penalties were imposed on NMC as a result of any of the FDA's actions relating to the import alerts or in connection with the consent decree. Neither the import alerts nor previously reported recalls of certain NMC products are expected to have a material effect on Grace's results of operations or financial position.

STATEMENT OF OPERATIONS

OTHER INCOME
See Note 4 to the Consolidated Financial Statements for information relating to other income.

INTEREST EXPENSE
Interest expense decreased by 9% in 1993 versus 1992, primarily due to lower debt levels and lower interest rates, the use of financial instruments (see Note 10 to the Consolidated Financial Statements) and the replacement of certain fixed-rate debt with lower-cost floating-rate borrowings, partially offset by a reduction in interest allocated to discontinued operations and interest capitalized.
     See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development (R&D) spending increased by 4% in 1993 versus 1992. R&D spending is now primarily directed toward Grace's core specialty chemicals and health care businesses.

INCOME TAXES
The effective tax rate was 39.2% in 1993 versus 43.1% in 1992, before giving effect to the 1992 provision of $51.9 million for a valuation allowance for deferred tax assets. The lower effective tax rate in 1993 resulted primarily from reductions in certain foreign tax rates and higher utilization of research and development and foreign tax credits, partially offset by tax costs associated with repatriating to the U.S. earnings of foreign subsidiaries. The valuation allowance for 1993 and 1992 relates to the uncertainty as to the realization of certain deferred tax assets, including U.S. tax credit carryforwards, state and local net operating loss carryforwards and net deferred tax assets, and net operating loss carryforwards in certain foreign jurisdictions. Based upon anticipated future results, the Company has concluded, after consideration of the valuation allowance, that it is more likely than not that the net deferred tax asset balance will be realized.
     In the third quarter of 1993, Grace recorded the effects of the Omnibus Budget Reconciliation Act of 1993 (OBRA), which was enacted in August 1993. Among other things, OBRA increased the highest U.S. Federal corporate tax rate to 35%, effective January 1, 1993. However, neither this increase in the U.S. Federal corporate tax rate (from 34%), nor the other provisions of OBRA, had a material effect on Grace's results of operations.

     The 1992 effective tax rate increased to 43.1% (before the above provision for the valuation allowance) as compared with 39.6% in 1991, largely due to the additional costs of repatriating to the U.S. a higher level of earnings of foreign subsidiaries and an increase in state income taxes.
     See Note 5 to the Consolidated Financial Statements for further information on income taxes.

LOSS FROM DISCONTINUED OPERATIONS
In 1993, Grace restated its financial statements to reflect the classification of certain businesses as discontinued operations. See Note 6 to the Consolidated Financial Statements for further information.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
During 1993, the net pretax cash flow provided by Grace's continuing operating activities was $301.6 million versus $358.9 million in 1992, primarily due to the use of $44.1 million of net cash to repurchase accounts receivable in 1993, as compared to the receipt of $96.8 million of net proceeds from the sale of accounts receivable in 1992, and a net cash outflow of $103.1 million relating to asbestos in 1993 (see below for further discussion), compared with a net cash outflow of $70.3 million in 1992. Also, in 1993 cash flow provided by operating activities includes $67.9 million in proceeds from the settlement of interest rate hedge agreements. After giving effect to discontinued operations and payments of income taxes, the net cash provided by operating activities was $243.1 million in 1993.
     Investing activities used $151.9 million of cash in 1993, largely reflecting capital expenditures and business acquisitions and investments, primarily in the health care and water treatment businesses. During 1993, Grace acquired 100% of the outstanding stock of Home Intensive Care, Inc. for approximately $129 million (inclusive of related costs). These investing activities were offset by net proceeds of $464.8 million from divestments (mainly those of Grace Energy's oil and gas operations). Management anticipates that the level of capital expenditures in 1994 will increase to approximately $350 million as compared to the $309.6 million of capital spending in 1993. Capital spending is expected to be concentrated on Grace's core businesses.
     Net cash used for financing activities in 1993 was $105.9 million, primarily reflecting the payment of $128.4 million of dividends. Total debt was approximately $1.7 billion at year-end 1993, a decrease of $113.1 million from year-end 1992. Grace's total debt as a percentage of total capital (debt ratio) decreased from 54.1% at year-end 1992 to 52.9% at year-end 1993, primarily as a result of the reduction in total debt.
     In January 1993, Grace sold $300 million principal amount of 7.4% Notes Due 2000. The net proceeds from the sale of these Notes were used to repay commercial paper and bank borrowings.
     In the third quarter of 1993, Grace completed the redemption in full of its outstanding Liquid Yield Option Notes due 2006 (LYONs) and 6 1/4% Convertible Subordinate Debentures Due 2002. Of the $1,012.5 million principal amount at maturity of LYONs outstanding, approximately 31% ($309.6 million) was converted into 2.8 million shares of common stock; the remaining LYONs ($702.9 million) were redeemed for approximately $258 million in cash. Substantially all of the $150 million principal amount of the 6 1/4% Convertible Debentures due 2002 outstanding immediately prior to redemption was redeemed for cash (equal to the principal amount outstanding).
     Grace expects to satisfy its 1994 cash requirements from the following sources: (1) funds generated by operations, (2) proceeds from the sales of businesses and (3) financings. Such financings could include new borrowings, the availability and cost of which will depend upon general economic and market conditions.

ASBESTOS-RELATED MATTERS
As reported in Note 2 to the Consolidated Financial Statements, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 1993, Grace paid $103.1 million in connection with the defense and disposition of property damage and personal injury litigation related to asbestos, net of amounts received in 1993 from settlements with certain of Grace's insurance carriers. As more fully discussed above in "Review of
Operations: Overview," Grace recorded a net noncash charge of $159 million (pretax) in 1993 to reflect anticipated additional legal expenses and other uncertainties related to Grace's asbestos lawsuits and claims. The balance sheet at year-end 1993 includes a receivable due from insurance carriers, subject to litigation, of $962.3 million. Grace has also recorded a receivable of approximately $114 million for amounts to be received pursuant to settlement agreements previously entered into with certain insurance carriers. While Grace cannot precisely estimate the amounts to be paid in 1994 in respect of asbestos-related lawsuits and claims, Grace expects that it will be required to expend approximately $50 million in 1994 to defend and dispose of such lawsuits and claims (after giving effect to payments to be received from certain insurance carriers, as discussed above and in Note 2 to the Consolidated Financial Statements). As indicated therein, the amounts reflected in the Consolidated Financial Statements with respect to the probable cost of disposing of pending asbestos lawsuits and claims and probable recoveries from insurance carriers represent estimates; neither the outcomes of such lawsuits and claims nor the outcomes of Grace's continuing litigations with certain of its insurance carriers can be predicted with certainty.

ENVIRONMENTAL MATTERS
Grace incurs costs related to environmental protection due to laws and regulations, Grace's commitment to industry initiatives such as Responsible
Care -R- (the Chemical Manufacturers Association program) and its own internal standards. Worldwide expenses of continuing operations related to the operation and maintenance of environmental facilities and disposal of hazardous and nonhazardous wastes totalled $45 million, $56 million and $38 million in 1993, 1992 and 1991, respectively.In addition, worldwide capital expenditures for continuing operations relating to environmental protection in 1993 totalled
$20 million, compared with $18 million and $17 million in 1992 and 1991, respectively.
     Grace has also incurred costs to remediate previously contaminated sites. These costs were $44 million, $35 million and $18 million in 1993, 1992 and 1991, respectively. These amounts were charged against previously established reserves for estimated expenses for environmental spending, which were identified and charged to income in prior years.
     Grace accrues for anticipated costs associated with investigatory and remediation efforts in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," which governs probability and the ability to reasonably estimate future costs. During 1993, 1992 and 1991, there were periodic provisions recorded for environmental and plant closure expenses, which include the costs of future investigatory and remediation activities. At year-end 1993, Grace's accruals for environmental remediation totalled approximately $160 million. These reserves do not take into account any discounting for future expenditures or possible future insurance recoveries. The liabilities are reassessed whenever environmental circumstances become better defined and/or remediation efforts and their costs can be better estimated. Annual environmental-related cash outlays are expected to total $44 million in 1994 and $35 million in 1995. Expenditures have been funded from internal sources of cash and are not expected to have a significant effect on liquidity.

                                                                     SCHEDULE II

                       W. R. GRACE & CO. AND SUBSIDIARIES
       AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES EXCEEDING $100,000*
                          (dollar amounts in thousands)



                                                          For the Year 1993


                                                                                              Balance at
                                                              Deductions                    end of period**
                          Balance at                   --------------------------      ------------------------
                          beginning                      Amounts       Amounts                        Not
                          of period      Additions      collected    written off        Current     Current***
                         -----------    -----------    -----------  -------------      ---------   ------------
Amount . . . . . . . . .     $2,959           $132           $256              -          $  15         $2,820
Number of employees. . .          9                                                           1              8



                                                          For the Year 1992


                                                                                              Balance at
                                                              Deductions                    end of period**
                          Balance at                   --------------------------      ------------------------
                          beginning                      Amounts       Amounts                        Not
                          of period      Additions      collected    written off        Current     Current***
                         -----------    -----------    -----------  -------------      ---------   ------------
Amount . . . . . . . . .     $2,813           $808           $212           $450           $509         $2,450
Number of employees. . .         11                                                           4              7



                                                          For the Year 1991


                                                                                              Balance at
                                                              Deductions                    end of period**
                          Balance at                   --------------------------      ------------------------
                          beginning                      Amounts       Amounts                        Not
                          of period      Additions      collected    written off        Current     Current***
                         -----------    -----------    -----------  -------------      ---------   ------------
Amount . . . . . . . . .     $4,022              -           $759           $450           $777         $2,036
Number of employees. . .         12                                                           7              7


       * The majority of the receivables represent relocation loans to employees. Additional information concerning certain of these loans is contained in the Proxy Statement for the Company's 1994 Annual Meeting.
      ** The balances may include both current and non-current portions due from an individual employee. Therefore, the total number of employees owing balances at the end of a period may reflect different portions of the same employee's indebtedness.
     ***  Represents amounts due more than one year after the end of the period.


                                                                      SCHEDULE V

                       W. R. GRACE & CO. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                                  (in millions)


                                For the Year 1993

                                                                                 Other changes - add(deduct)
                                                                    --------------------------------------------------
                                                                    Applicable    Applicable
                                  Balance at   Additions                to            to                      Currency    Balance
                                  beginning       at      Retire-   businesses   discontinued   Reclassifi-   adjust-     at end
        Classification            of period      cost      ments    acquired(a)  operations(b)   cations (c)  ments     of period
        --------------            ----------  ----------  --------  -----------  -------------  ------------  --------  ---------
Land . . . . . . . . . . . . . .  $    59.2    $    .2    $   (.1)    $  3.2       $  (15.5)      $   5.2     $  (.9)   $   51.3
Buildings. . . . . . . . . . . .      801.3       27.2       (8.6)       3.4         (191.5)         12.9       (8.6)      636.1
Machinery, equipment and other .    2,199.1      107.8      (84.2)      13.9         (561.5)        203.7      (36.3)    1,842.5
Projects under construction. . .      231.4      174.4        (.5)      18.7          (36.2)       (133.9)      (6.0)      247.9
                                  ---------    -------    -------     ------       --------       -------     ------    --------
                                  $ 3,291.0    $ 309.6    $ (93.4)    $ 39.2       $ (804.7)      $  87.9     $(51.8)   $2,777.8
                                  ---------    -------    -------     ------       --------       -------     ------    --------
                                  ---------    -------    -------     ------       --------       -------     ------    --------

                             For the Year 1992


                                                                                   Other changes - add(deduct)
                                                                    --------------------------------------------------
                                                                     Applicable    Applicable
                                  Balance at   Additions            to disposals       to                      Currency   Balance
                                  beginning       at      Retire-    businesses   discontinued   Reclassifi-   adjust-    at end
        Classification            of period      cost     ments         (a)       operations(b)   cations (d)  ments     of period
        --------------            ----------  ----------  -------   ------------  -------------  ------------  --------  ---------
Land . . . . . . . . . . . . . .  $   65.4     $  1.0     $  (1.6)    $  (1.1)     $    (8.0)      $   5.4     $  (1.9)   $   59.2
Natural resource properties. . .     823.1        5.0          -            -         (822.0)         (5.5)        (.6)          -
Buildings. . . . . . . . . . . .     822.0       37.6        (9.9)      (29.5)         (53.0)         59.1       (25.0)      801.3
Machinery, equipment and other .   2,965.2       90.8       (92.2)     (140.7)        (642.0)        107.8       (89.8)    2,199.1
Projects under construction. . .     332.6      264.0           -       (22.8)          (2.8)       (333.7)       (5.9)      231.4
                                  --------     ------     -------     -------      ---------       -------     -------    --------
                                  $5,008.3     $398.4     $(103.7)    $(194.1)     $(1,527.8)      $(166.9)    $(123.2)   $3,291.0
                                  --------     ------     -------     -------      ---------       -------     -------    --------
                                  --------     ------     -------     -------      ---------       -------     -------    --------

                                For the Year 1991


                                                                                Other changes - add(deduct)
                                                                  --------------------------------------------------
                                                                   Applicable    Applicable
                                 Balance at  Additions            to disposals       to                     Currency   Balance
                                 beginning      at      Retire-     of busi-      businesses   Reclassifi-  adjust-     at end
        Classification           of period     cost      ments     nesses (a)    acquired (a)  cations (e)   ments    of period
        --------------           ---------   ---------  --------  ------------  -------------  -----------  --------  ---------
Land . . . . . . . . . . . . . .  $   72.0    $  1.9    $  (1.4)    $  (6.4)            -       $    .2      $  (.9)  $   65.4
Natural resource properties. . .     652.5      23.9      (20.4)          -        $ 90.6          76.5           -      823.1
Buildings. . . . . . . . . . . .     858.0      30.7      (17.3)      (62.6)           .4          16.8        (4.0)     822.0
Machinery, equipment and other .   3,011.2     123.6      (91.1)     (252.7)          3.1         182.4       (11.3)   2,965.2
Projects under construction. . .     312.5     266.9        (.1)       (4.2)          1.4        (244.6)         .7      332.6
                                  --------    ------    -------     --------       ------       -------     -------   --------
                                  $4,906.2    $447.0    $(130.3)    $(325.9)       $ 95.5       $  31.3     $ (15.5)  $5,008.3
                                  --------    ------    -------     --------       ------       -------     -------   --------
                                  --------    ------    -------     --------       ------       -------     -------   --------

- -----------------------------

(a) See Note 3 to Grace's Consolidated Financial Statements in the Financial Supplement to this Report.
(b) See Note 6 to Grace's Consolidated Financial Statements in the Financial Supplement to this Report.
(c) Includes the repurchase of certain assets included in a prior year sale-leaseback transaction.
(d)  Includes a provision relating to Grace's Belgian fumed silica plant; see
     Note 8 to Grace's Consolidated Financial Statements in the Financial Supplement to this Report.
(e) Primarily reflects the deconsolidation of previously consolidated subsidiaries that are now being accounted for as discontinued operations, and the consolidation of subsidiaries previously accounted for by the equity method.


Depreciation and Lease Amortization Rates
- -----------------------------------------
In view of the variety of properties and depreciation and lease amortization rates, it is not practicable to set forth detailed rates. The average depreciation and lease amortization rates on a consolidated basis for 1993, 1992 and 1991 were as follows:


                                                  1993      1992      1991
                                                  ----      ----      ----
Buildings...................................      5.2%      4.8%      4.9%
Machinery, equipment and other.............       9.0       9.0       7.5


                                                                     SCHEDULE VI

                       W. R. GRACE & CO. AND SUBSIDIARIES
                     ACCUMULATED DEPRECIATION, DEPLETION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                  (in millions)


                                For the Year 1993


                                                                              Other changes - add(deduct)
                                                                        -------------------------------------
                                                                        Applicable
                                     Balance at   Additions                  to                      Currency   Balance
                                     beginning    charged to   Retire-   discontinued   Reclassifi-   adjust-    at end
        Classification               of period    costs and     ments    operations(a)   cations (b)   ments    of period
                                                  expenses
        --------------               ---------    --------     -----    ------------    -----------   -------  ---------
Land . . . . . . . . . . . . . . .   $     1.3     $    .1          -   $   (.6)      $    (.1)            -   $     .7
Buildings. . . . . . . . . . . . .       306.6        32.2    $  (8.5)    (73.1)           1.2       $  (4.3)     254.1
Machinery, equipment and other . .     1,275.2       156.9      (69.5)   (321.2)          50.1         (22.6)   1,068.9
                                     ---------     -------    -------   -------       --------       -------   --------
                                     $ 1,583.1     $ 189.2    $ (78.0)  $(394.9)      $   51.2       $ (26.9)  $1,323.7
                                     ---------     -------    -------   -------       --------       -------   --------
                                     ---------     -------    -------   -------       --------       -------   --------

                                For the Year 1992


                                                                                       Other changes - add (deduct)
                                                                         -----------------------------------------------
                                                                         Appli-
                                                   Additions            cable to      Applicable
                                     Balance at    charged to           disposals        to                      Currency  Balance
                                     beginning     costs and  Retire-   of busi-     discontinued    Reclassifi- adjust-   at end
       Classification                of period     expenses    ments    nesses(c)    operations(a)   cations(d)  ments     of period
       --------------                ---------     ---------- --------  ---------    -------------   ----------- --------  ---------
Land . . . . . . . . . . . . . . .   $      .9     $    .1    $   (.1)        -             -        $    .4          -    $    1.3
Natural resource properties. . . .       475.6           -          -         -       $ (475.6)           .3    $   (.3)          -
Buildings. . . . . . . . . . . . .       312.8        37.9       (6.5)  $  (9.8)         (22.1)          3.8       (9.5)      306.6
Machinery, equipment and other . .     1,660.8       203.4      (58.4)    (97.1)        (334.4)        (46.6)     (52.5)    1,275.2
                                     ---------     -------    -------     -----       --------       -------    -------    --------
                                     $ 2,450.1     $ 241.4    $ (65.0)  $ (106.9)     $ (832.1)      $ (42.1)   $ (62.3)   $1,583.1
                                     ---------     -------    -------     -----       --------       -------    -------    --------
                                     ---------     -------    -------     -----       --------       -------    -------    --------

                                For the Year 1991




                                                                              Other changes - add (deduct)
                                                                         -----------------------------------
                                                                         Appli-
                                                   Additions             able to
                                     Balance at    charged to           disposals                    Currency  Balance
                                     beginning     costs and  Retire-   of busi-       Reclassifi-   adjust-   at end
       Classification                of period     expenses    ments    nesses(c)      cations(e)    ments     of period
       --------------                ---------     --------- --------   ----------     -----------   --------  ---------
Land . . . . . . . . . . . . . . .   $     1.1     $    .1          -   $   (.3)             -             -   $     .9
Natural resource properties. . . .       425.6        36.9    $ (20.2)        -       $   33.3             -      475.6
Buildings. . . . . . . . . . . . .       326.3        40.9      (11.6)    (34.7)          (6.1)      $  (2.0)     312.8
Machinery, equipment and other . .     1,691.1       222.3      (74.3)   (155.2)         (18.9)         (4.2)   1,660.8
                                     ---------     -------    -------   -------       --------       -------   ---------
                                     $ 2,444.1     $ 300.2    $(106.1)  $(190.2)      $    8.3       $  (6.2)  $2,450.1
                                     ---------     -------    -------   -------       --------       -------   ---------
                                     ---------     -------    -------   -------       --------       -------   ---------

- --------------------------------------
(a) See Note 6 to Grace's Consolidated Financial Statements in the Financial Supplement to this Report.
(b) Includes the repurchase of certain assets included in a prior year sale-leaseback transaction.
(c) See Note 3 to Grace's Consolidated Financial Statements in the Financial Supplement to this Report.
(d)  Includes a provision relating to Grace's Belgian fumed silica plant; see
     Note 8 to Grace's Consolidated Financial Statements in the Financial Supplement to this Report.
(e) Primarily reflects the deconsolidation of previously consolidated subsidiaries that are now being accounted for as discontinued operations, and the consolidation of subsidiaries previously accounted for by the equity method.

                                                                   SCHEDULE VIII

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (in millions)


                                For the Year 1993

                                                                                            Additions (deductions)
                                                                                    ------------------------------
                                                                                       Charged
                                                                          Balance   (credited) to                   Balance
                                                                         beginning    costs and       Other         at end
                 Description                                              of period    expenses       net***       of period
                 -----------                                             ----------  -------------    ------       ----------
Valuation and qualifying accounts deducted from assets:
     Allowances for notes and accounts receivable .  . . . . . . . . .    $  39.3       $ 67.4        $(56.4)       $  50.3
                                                                          -------       ------        ------        -------
     Securities of divested businesses. . . .. . . . . . . . . . . . .    $ 152.9       $  8.3        $   --        $ 161.2
                                                                          -------       ------        ------        -------
     Deferred tax assets valuation allowance. . .  . . . . . . . . . .    $ 143.1       $   --        $(17.4)       $ 125.7
                                                                          -------       ------        ------        -------
Reserves:
     Foreign employee benefit obligations*. . .  . . . . . . . . . . .    $  83.4       $ 12.2        $(31.2)       $  64.4
                                                                          -------       ------        ------        -------
     Discontinued operations. . . .. . . . . . . . . . . . . . . . . .    $ 144.7       $(12.6)       $   --        $ 132.1
                                                                          -------       ------        ------        -------

                                For the Year 1992


                                                                                            Additions (deductions)
                                                                                    ------------------------------
                                                                                       Charged
                                                                          Balance   (credited) to                   Balance
                                                                         beginning    costs and       Other         at end
                 Description                                              of period    expenses       net***       of period
                 -----------                                             ----------  -------------    ------       ----------
Valuation and qualifying accounts deducted from assets:
     Allowances for notes and accounts receivable . . . . . . . . . .      $41.0        $48.0        $(49.7)        $39.3
                                                                          -------       ------        ------        -------

     Securities of divested businesses  . . . . . . . . .. . . . . . .     $201.0       $(64.9)        $16.8        $152.9
                                                                          -------       ------        ------        -------

     Deferred tax assets valuation allowance**. . . . . . . . . . . .      $88.4        $51.9          $2.8        $143.1
                                                                          -------       ------        ------        -------

Reserves:
     Foreign employee benefit obligations*. . . . . . . .. . . . . . .      $82.3        $15.6        $(14.5)        $83.4
                                                                          -------       ------        ------        -------
     Discontinued operations. . . . . . .  . . . . . . . . . . . . . .      $74.7        $70.0           $--        $144.7
                                                                          -------       ------        ------        -------

                                For the Year 1991


                                                                                            Additions (deductions)
                                                                                    ------------------------------
                                                                                       Charged
                                                                          Balance   (credited) to                   Balance
                                                                         beginning    costs and       Other         at end
                 Description                                              of period    expenses       net***       of period
                 -----------                                             ----------  -------------    ------       ----------

Valuation and qualifying accounts deducted from assets:
     Allowances for notes and accounts receivable .. . . . . . . . . .      $54.8        $42.7        $(56.5)        $41.0
                                                                          -------       ------        ------        -------

     Securities of divested businesses. . .. . . . . . . . . . . . . .     $180.7          $--         $20.3         $201.0
                                                                          -------       ------        ------        -------

Reserves:
     Foreign employee benefit obligations*  . . .  . . . . . . . . . .     $110.7        $11.5        $(39.9)        $82.3
                                                                          -------       ------        ------        -------
     Discontinued operations. . . . . . . . . . . . . . . . . . . . .      $93.8       $(19.1)          $--          $74.7
                                                                          -------       ------        ------        -------

- -----------------------------------------
* Represents legally mandated employee benefit obligations, primarily pension benefits, relating to Grace's operations in Europe.
** Effective January 1, 1992, Grace adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.
     Prior years were not restated for this adoption.
*** Consists of additions and deductions applicable to businesses acquired, disposals of businesses, bad debt write-offs, foreign currency translation, reclassifications (including the deconsolidation of amounts relating to discontinued operations) and miscellaneous other adjustments.


                                                                     SCHEDULE IX

                       W. R. GRACE & CO. AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS
                          (dollar amounts in millions)


                                                                           Weighted       Maximum       Average         Weighted
                                                                           average        amount         amount         average
                                                           Balance at    interest rate  outstanding    outstanding    interest rate
                                                             end of        at end of      during         during         during
                                                             period          period      period(c)       period(d)      period(e)
                                                           ----------    -------------  -----------    ------------   ------------

For the year 1993
     Commercial paper and bank borrowings (a). . . . . . . $   677.8            3.6%     $   779.3      $   631.7           4.1%
     Other short-term borrowings (b) . . . . . . . . . . .     356.1            7.3          356.1          273.8           7.6


For the year 1992
     Commercial paper and bank borrowings (a). . . . . . . $   705.6            4.3%     $ 1,194.6      $ 1,034.4           5.2%
     Other short-term borrowings (b) . . . . . . . . . . .     218.4            8.1          467.2          337.3          10.2


For the year 1991
     Commercial paper and bank borrowings (a). . . . . . . $ 1,159.3            5.9%     $ 1,244.4      $ 1,152.4           7.2%
     Other short-term borrowings (b) . . . . . . . . . . .     306.0            9.5          370.5          340.8          11.2

     (a) Represents commercial paper and bank borrowings. Prior to September 1992, all amounts, although short-term in nature, were classified as long-term borrowings because of the availability of long-term financing under a prior revolving credit agreement and Grace's intent to refinance these borrowings on a long-term basis. In accordance with a 1992 revolving credit agreement, only a portion of these borrowings may be classified as long-term; see Note 9 to Grace's Consolidated Financial Statements in the Financial Supplement to this Report.
     (b) Represents various lines of credit and miscellaneous borrowings, primarily of non-U.S. subsidiaries.
     (c)  Represents the maximum outstanding at any quarter-end during the year.
     (d) Average amount outstanding is computed by dividing by four the total of the principal balances outstanding at the end of each quarter.
     (e) Weighted average interest rate is computed by dividing the interest expense on short-term borrowings incurred during the year by average short-term borrowings outstanding.


                                                                      SCHEDULE X

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                  (in millions)

                                                 Charged to
                                              costs and expenses
                                          -------------------------
                                           Years ended December 31,
            Item                           1993       1992        1991
            ----                        -------    -------     -------
Maintenance and repairs.............    $ 135.8    $ 153.1     $ 151.1

                                                                      Exhibit 11



                       W. R. GRACE & CO. AND SUBSIDIARIES
  WEIGHTED AVERAGE NUMBER OF SHARES AND EARNINGS USED IN PER SHARE COMPUTATIONS



The weighted average number of shares of Common Stock outstanding were as follows:

                                                                                               (in thousands)
                                                                                  ----------------------------------------
                                                                                     1993           1992           1991
                                                                                  ----------     ----------     ----------
Weighted average number of shares of Common
    Stock Outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . .          91,461         89,543         87,236

Conversion of convertible debt obligations . . . . . . . . . . . . . . . .              46              - *        8,456

Additional dilutive effect of outstanding options
    (as determined by the application of the treasury
    stock method). . . . . . . . . . . . . . . . . . . . . . . . . . . . .             680              - *        1,159
                                                                                  ----------     ----------     ----------

Weighted average number of shares of Common
    Stock outstanding assuming full dilution . . . . . . . . . . . . . . .          92,187         89,543         96,851
                                                                                  ----------     ----------     ----------
                                                                                  ----------     ----------     ----------


Income/(loss) used in the computation of earnings per share were as follows:


                                                                                       (in millions, except per share)
                                                                                  ----------------------------------------
                                                                                     1993           1992           1991
                                                                                  ----------     ----------     ----------
Net Income/(loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   26.0       $ (294.5)      $  218.6

Dividends paid on preferred stocks . . . . . . . . . . . . . . . . . . . .             (.5)           (.5)           (.5)
                                                                                  ----------     ----------     ----------

Income/(loss) used in per share computation of  earnings . . . . . . . . .            25.5         (295.0)         218.1

Interest, net of tax, on convertible debt obligations. . . . . . . . . . .               -              -           14.4
                                                                                  ----------     ----------     ----------

Income/(loss) used in per share computation of
    earnings assuming full dilution. . . . . . . . . . . . . . . . . . . .        $   25.5       $ (295.0)      $  232.5
                                                                                  ----------     ----------     ----------
                                                                                  ----------     ----------     ----------

Earnings/(loss) per share. . . . . . . . . . . . . . . . . . . . . . . . .        $   0.28       $  (3.29)      $   2.50

Earnings per share assuming full dilution. . . . . . . . . . . . . . . . .        $   0.28              - *     $   2.40

    * The effect of the convertible securities and outstanding options would be anti-dilutive. Therefore, they are not shown.


                                                                      Exhibit 12

                       W. R. GRACE & CO. AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
              COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                           (in millions except ratios)
                                   (Unaudited)


                                                                           Years Ended December 31, (b)
                                                       -------------------------------------------------------------------
                                                         1993 (c)      1992 (d)        1991          1990          1989
                                                       ----------    ----------     ----------    ----------    ----------
Net income from continuing operations. . . . . . . . .    $134.4       $  57.7        $201.7        $174.6        $145.9
   Add (deduct):
   Provision for income taxes. . . . . . . . . . . . .      86.8         134.8         132.5          97.5          61.3

   Income taxes of 50%-owned companies . . . . . . . .        .1           2.1           1.5           1.9           1.2

   Minority interest in income of
    majority-owned subsidiaries. . . . . . . . . . . .         -             -             -           1.2            .6

   Equity in unremitted earnings of
    less than 50%-owned companies. . . . . . . . . . .      (1.3)         (1.8)         (2.5)         (2.1)          (.3)

   Interest expense, including amortization
    of capitalized interest. . . . . . . . . . . . . .     119.8         152.9         198.4         235.7         224.8

   Amortization of debt discount and expense . . . . .       4.3           1.5           2.1           1.9           1.9

   Estimated amount of rental expense
    deemed to represent the interest factor. . . . . .      21.3          26.6          21.7          21.0          19.1
                                                          ------        ------        ------        ------        ------
Income as adjusted . . . . . . . . . . . . . . . . . .    $365.4        $373.8        $555.4        $531.7        $454.5
                                                          ------        ------        ------        ------        ------
                                                          ------        ------        ------        ------        ------

Combined fixed charges and preferred stock dividends:
   Interest expense, including capitalized
    interest . . . . . . . . . . . . . . . . . . . . .    $119.9        $166.5        $213.3        $244.7        $229.3

   Amortization of debt discount and expense . . . . .       4.3           1.5           2.1           1.9           1.9

   Estimated amount of rental expense
    deemed to represent the interest factor. . . . . .      21.3          26.6          21.7          21.0          19.1
                                                          ------        ------        ------        ------        ------

Fixed charges. . . . . . . . . . . . . . . . . . . . .     145.5         194.6         237.1         267.6         250.3

Preferred stock dividend requirements (a). . . . . . .        .9            .9            .9            .8            .7
                                                          ------        ------        ------        ------        ------

Combined fixed charges and preferred
   stock dividends . . . . . . . . . . . . . . . . . .    $146.4        $195.5        $238.0        $268.4        $251.0
                                                          ------        ------        ------        ------        ------
                                                          ------        ------        ------        ------        ------

Ratio of earnings to fixed charges . . . . . . . . . .      2.51          1.92          2.34          1.99          1.82
                                                          ------        ------        ------        ------        ------
                                                          ------        ------        ------        ------        ------

Ratio of earnings to combined fixed charges
   and preferred stock dividends . . . . . . . . . . .      2.50          1.91          2.33          1.98          1.81
                                                          ------        ------        ------        ------        ------
                                                          ------        ------        ------        ------        ------

     (a) Preferred stock dividend requirements, increased to an amount representing the pretax earnings that would be required to cover such dividend requirements based on the effective tax rates for the periods presented.
     (b)  Restated to conform to the 1993 presentation.
     (c) Includes a provision of $159.0 relating to asbestos-related insurance coverage.
     (d) Includes a provision of $140.0 relating to a fumed silica plant in Belgium.


                                                                   Exhibit Index

                             W. R. GRACE & CO.

                        Annual Report on Form 10-K
                for the Fiscal Year Ended December 31, 1993
                -------------------------------------------

                               EXHIBIT INDEX

EXHIBIT
   NO.            EXHIBIT                              WHERE LOCATED
- -------           -------                              -------------

3.01              Certificate of Incorporation of      Exhibit 3 to Form 8-K
                  W. R. Grace & Co., as amended        (filed 6/9/88)

3.02              By-laws of W. R. Grace & Co., as     Exhibit 3.2 to Form 10-K
                  amended                              (filed 3/26/93)

4.01              Indenture dated as of September      Exhibit 4.2 to Form 10-K
                  29, 1992 among W. R. Grace           (filed 3/26/93)
                  & Co.-Conn., W. R. Grace & Co.
                  and Bankers Trust Company

4.02              Indenture dated as of January        Exhibit 4.4 to Form 10-K
                  28, 1993 among W. R. Grace           (filed 3/26/93)
                  & Co.-Conn., W. R. Grace & Co.
                  and NationsBank of Georgia, N.A.

4.03              Credit Agreement dated as of         Exhibit 4.2 to Form 8-K
                  September 1, 1992 among W. R.        (filed 9/26/92)
                  Grace & Co., W. R. Grace & Co.-
                  Conn. and the Several Banks Parties
                  thereto and Chemical Bank, as Agent

4.04              Amended and Restated Rights          Exhibit to Amendment on
                  Agreement dated as of June 7,        Form 8 to Application for
                  1990 between W. R. Grace & Co.       Registration on Form 8-B
                  and Manufacturers Hanover Trust      (filed 6/19/90)
                  Company

____________________________
Other than exhibits that are filed herewith, all exhibits listed in this Exhibit Index are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report. In accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K, certain instruments relating to long-term debt are not being filed; W. R. Grace & Co. agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

EXHIBIT
   NO.            EXHIBIT                              WHERE LOCATED
- -------           -------                              -------------

10.01             W. R. Grace & Co. Executive          Exhibit 19(f) to Form
                  Salary Protection Plan, as           8-K (filed 6/9/88)*
                  amended

10.02             W. R. Grace & Co. 1981 Stock         Exhibit 28(a) to Form
                  Incentive Plan, as amended           10-Q (filed 8/13/91)*

10.03             W. R. Grace & Co. 1986 Stock         Exhibit 28(b) to Form
                  Incentive Plan, as amended           10-Q (filed 8/13/91)*

10.04             W. R. Grace & Co. 1989 Stock         Exhibit 28(c) to Form
                  Incentive Plan, as amended           10-Q (filed 8/13/91)*

10.05             Forms of Stock Option Agreements     Exhibit 10(h) to Form
                                                       10-K (filed 3/28/92)*

10.06             Forms of Restricted Share Award      Exhibit 10(i) to Form
                  Agreements                           10-K (filed 3/28/92)*

10.07             Information Concerning W. R. Grace   Pages 10 and 11 of
                  & Co. Incentive Compensation         Proxy Statement
                  Program and Deferred Compensation    (filed 4/10/93)*
                  Program

10.08             W. R. Grace & Co. Long-Term          Exhibit 10(l) to Form
                  Incentive Plan                       10-K (filed 3/29/91)*

10.09             W. R. Grace & Co. Retirement         Exhibit 10(o) to Form
                  Plan for Outside Directors, as       10-K (filed 3/28/92)*
                  amended

10.10             Employment Agreement dated August    Exhibit 10(r) to Form
                  7, 1989 between W. R. Grace & Co.    10-K (filed 3/29/91)*
                  and Joseph R. Wright, Jr.

10.11             Employment Agreement dated           Exhibit 10(x) to Form
                  as of April 1, 1991 between          10-K (filed 3/28/92)*
                  W. R. Grace & Co.-Conn. and
                  Constantine L. Hampers, as
                  amended

EXHIBIT
   NO.            EXHIBIT                              WHERE LOCATED
- -------           -------                              -------------

10.12             Housing Loan Agreement dated         Exhibit 10(q) to Form
                  as of August 1, 1987 between         10-K (filed 3/29/88);
                  W. R. Grace & Co. and J. P.          Exhibit 19(i) to Form
                  Bolduc, related Amendment and        8-K (filed 6/9/88)*
                  Assignment dated May 10, 1988

10.13             Employment Agreement dated           Filed herewith*
                  August 1, 1993 between J. P.
                  Bolduc and W. R. Grace & Co.

10.14             Stock Option Agreement dated         Filed herewith*
                  June 30, 1993 between David L.
                  Yunich and W. R. Grace & Co.

10.15             Stock Option Agreement dated         Filed herewith*
                  June 30, 1993 between David L.
                  Yunich and W. R. Grace & Co.

10.16             National Medical Care, Inc. and      Exhibit 10 (aa) to Form
                  Subsidiaries Executive Bonus         10-K (filed 3/28/92)*
                  Plans

10.17             Retirement Agreement between         Exhibit 10.23 to Form
                  W. R. Grace & Co. and J. Peter       10-K (filed 3/26/93)*
                  Grace dated December 21, 1992

10.18             Executive Severance Agreement        Exhibit 10.24 to Form
                  dated as of September 1, 1992        10-K (filed 3/26/93)*
                  between W. R. Grace & Co. and
                  J. P. Bolduc

10.19             Executive Severance Agreement        Exhibit 10.26 to Form
                  dated September 1, 1992              10-K (filed 3/26/93)*
                  between W. R. Grace & Co. and
                  Constantine L. Hampers

10.20             Form of Executive Severance          Exhibit 10.28 to Form
                  Agreement between W. R. Grace        10-K (filed 3/26/93)*
                  & Co. and others

EXHIBIT
   NO.            EXHIBIT                              WHERE LOCATED
- -------           -------                              -------------

10.21             Consulting Agreement                 Exhibit 10.29 to Form
                  dated June 1, 1992 between           10-K (filed 3/26/93)*
                  W. R. Grace & Co. and
                  Kamsky Associates, Inc.

10.22             Incentive Compensation Agreement     Exhibit 10.30 to Form
                  dated June 1, 1992 between           10-K (filed 3/26/93)*
                  National Medical Care, Inc.
                  and Kamsky Associates, Inc.

10.23             Consulting Agreement dated as of     Filed herewith*
                  June 16, 1993 by and between
                  National Medical Care, Inc., The
                  Humphrey Group, Inc. and Gordon
                  J. Humphrey

10.24             Employment Termination Agreement     Filed herewith*
                  dated June 30, 1993 between
                  J. R. Wright, Jr. and W. R.
                  Grace & Co.

10.25             W. R. Grace & Co. Supplemental       Filed herewith*
                  Executive Retirement Plan, as
                  amended

11                Weighted Average Number of           Filed herewith
                  Shares and Earnings Used in          (in Financial
                  Per Share Computations               Supplement to 10-K)

12                Computation of Ratio of Earnings     Filed herewith
                  to Fixed Charges and Combined        (in Financial
                  Fixed Charges and Preferred          Supplement to 10-K)
                  Stock Dividends

13                Selected Portions of the 1993        Filed herewith
                  Annual Report to Shareholders        (in Financial
                  of W. R. Grace & Co.                 Supplement to 10-K)

22                List of Subsidiaries of              Filed herewith
                  W. R. Grace & Co.

EXHIBIT
   NO.            EXHIBIT                              WHERE LOCATED
- -------           -------                              -------------

24                Consent of Independent Accoun-       Filed herewith
                  tants                                (in Financial
                                                       Supplement to 10-K)

25                Powers of Attorney                   Filed herewith