Form 10-Q
period 1994-03-31
GRACE W R & CO /NY/
filed 1994-05-13
CIK 42872

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10 - Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1994


                          Commission File Number 1-3720

                                W. R. GRACE & CO.


               New York                                13-3461988
     ----------------------------                 --------------------
       (State of Incorporation)                     (I.R.S. Employer
                                                   Identification No.)

                              One Town Center Road
                         Boca Raton, Florida  33486-1010
                                 (407) 362-2000





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes   X       No
                                        -----        -----

93,915,245 shares of Common Stock, $1.00 par value, were outstanding at April 29, 1994.



- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                        W.R. GRACE & CO. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                     PAGE NO.
PART I.  Financial Information

   Item 1.    Financial Statements

                Consolidated Statement of Operations                 I-1

                Consolidated Statement of Cash Flows                 I-2

                Consolidated Balance Sheet                           I-3

                Notes to Consolidated Financial Statements           I-4 to I-6

   Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                     I-7 to I-12


PART II. Other Information

   Item 1.    Legal Proceedings                                      II-1
   Item 5.    Other Information                                      II-1
   Item 6.    Exhibits and Reports on Form 8-K                       II-2


As used in this Report, the term "Company" refers to W. R. Grace & Co., and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


     W. R. Grace & Co. and Subsidiaries                                   Three Months Ended
     Consolidated Statement of Operations (Unaudited)                          March 31,
     ---------------------------------------------------------------     -------------------
     $ millions (except per share)                                         1994         1993
     ---------------------------------------------------------------     --------     ------
     Sales and revenues. . . . . . . . . . . . . . . . . . . . . . .     $1,076.8     $986.2
     Other income. . . . . . . . . . . . . . . . . . . . . . . . . .         32.5       10.7
                                                                         --------     ------
       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,109.3      996.9
                                                                         --------     ------

     Cost of goods sold and operating expenses . . . . . . . . . . .        680.6      592.4
     Selling, general and administrative expenses. . . . . . . . . .        265.4      239.6
     Depreciation and amortization . . . . . . . . . . . . . . . . .         59.3       54.8
     Interest expense and related financing costs. . . . . . . . . .         21.1       19.9
     Research and development expenses . . . . . . . . . . . . . . .         34.0       36.5
                                                                         --------     ------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,060.4      943.2
                                                                         --------     ------

     Income from continuing operations before income taxes . . . . .         48.9       53.7
     Provision for income taxes. . . . . . . . . . . . . . . . . . .         10.7       22.0
                                                                         --------     ------

     Income from continuing operations . . . . . . . . . . . . . . .         38.2       31.7

     Loss from discontinued operations . . . . . . . . . . . . . . .            -       (3.4)
                                                                         --------     ------

     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .     $   38.2     $ 28.3
                                                                         --------     ------
                                                                         --------     ------
- - ---------------------------------------------------------------------------------------------
     Earnings per share:
       Continuing operations . . . . . . . . . . . . . . . . . . . .     $    .41     $  .35
       Net earnings. . . . . . . . . . . . . . . . . . . . . . . . .     $    .41     $  .31

     Fully diluted earnings per share:
       Continuing operations . . . . . . . . . . . . . . . . . . . .     $    .40     $  .34
       Net earnings. . . . . . . . . . . . . . . . . . . . . . . . .     $    .40     $  .30

     Dividends declared per common share . . . . . . . . . . . . . .     $    .35     $  .35

- - --------------------------------------------------------------------------------------------


                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.


W. R. Grace & Co. and Subsidiaries                                                      Three Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                             March 31,
- - ----------------------------------------------------------------------------------     --------------------
$ millions                                                                               1994         1993
- - ----------------------------------------------------------------------------------     ---------    -------

OPERATING ACTIVITIES
  Income from continuing operations before income taxes. . . . . . . . . . . . . .      $   48.9     $ 53.7
  Reconciliation to cash provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .          59.3       54.8
       Changes in assets and liabilities, excluding businesses
        acquired/divested and foreign exchange effect:
         Increase in notes and accounts receivable, net. . . . . . . . . . . . . .         (59.5)     (69.4)
         Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . .         (19.6)     (83.3)
         Net proceeds from settlements of/(expenditures for)
              asbestos-related insurance coverage. . . . . . . . . . . . . . . . .          16.8      (71.2)
         Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . .        (104.6)     (81.7)
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9.6)      29.4
                                                                                        --------     ------
  Net pretax cash used for operating activities
       of continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . .         (68.3)    (167.7)
  Net pretax cash provided by/(used for) operating activities
       of discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . .          24.4      (48.6)
                                                                                        --------     ------
  Net pretax cash used for operating activities. . . . . . . . . . . . . . . . . .         (43.9)    (216.3)
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16.1)     (26.7)
                                                                                        --------     ------
  Net cash used for operating activities . . . . . . . . . . . . . . . . . . . . .         (60.0)    (243.0)
                                                                                        --------     ------

INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (70.8)     (68.6)
  Businesses acquired in purchase transactions, net of cash acquired . . . . . . .         (23.9)     (73.6)
  Net proceeds from divestments. . . . . . . . . . . . . . . . . . . . . . . . . .          49.3      268.1
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7.8         .9
                                                                                        --------     ------
  Net cash (used for)/provided by investing activities . . . . . . . . . . . . . .         (37.6)     126.8
                                                                                        --------     ------

FINANCING ACTIVITIES
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (32.9)     (31.6)
  Repayments of borrowings having original maturities in excess of three months. .         (36.1)     (56.0)
  Increase in borrowings having original maturities in excess of three months. . .          28.7      351.4
  Net increase/(decrease) in borrowings having original maturities
       of less than three months . . . . . . . . . . . . . . . . . . . . . . . . .         163.8     (118.2)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14.1        2.4
                                                                                        --------     ------
  Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .         137.6      148.0
                                                                                        --------     ------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . .          (7.2)      (1.9)
                                                                                        --------     ------
Increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $   32.8     $ 29.9
                                                                                        --------     ------
                                                                                        --------     ------

                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.


W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
- - ---------------------------------------------------------
                                                               March 31,  December 31,
$ millions (except par value)                                     1994       1993
- - ----------------------------------------------------------     ---------  ------------
                ASSETS
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . .     $   80.4     $   47.6
 Notes and accounts receivable, net. . . . . . . . . . . .        716.2        657.4
 Inventories . . . . . . . . . . . . . . . . . . . . . . .        462.7        441.0
 Net assets of discontinued operations . . . . . . . . . .        725.6        761.3
 Deferred income taxes, current. . . . . . . . . . . . . .         19.6         31.8
 Other current assets. . . . . . . . . . . . . . . . . . .         46.6         36.2
                                                               --------     --------
  Total Current Assets . . . . . . . . . . . . . . . . . .      2,051.1      1,975.3

Properties and equipment, net of accumulated
    depreciation and amortization of $1,343.4
    and $1,323.7, respectively . . . . . . . . . . . . . .      1,448.9      1,454.1
Goodwill, less accumulated amortization of $54.3
    and $53.2, respectively. . . . . . . . . . . . . . . .        491.5        481.6
Asbestos-related insurance receivable. . . . . . . . . . .        893.5        962.3
Other assets . . . . . . . . . . . . . . . . . . . . . . .      1,272.1      1,235.3
                                                               --------     --------

  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .     $6,157.1     $6,108.6
                                                               --------     --------
                                                               --------     --------

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term debt . . . . . . . . . . . . . . . . . . . . .     $  709.0     $  532.6
 Accounts payable. . . . . . . . . . . . . . . . . . . . .        260.1        414.6
 Income taxes. . . . . . . . . . . . . . . . . . . . . . .        132.1        126.5
 Other current liabilities . . . . . . . . . . . . . . . .        626.1        621.9
 Minority interests. . . . . . . . . . . . . . . . . . . .        297.0        297.0
                                                               --------     --------
  Total Current Liabilities. . . . . . . . . . . . . . . .      2,024.3      1,992.6

Long-term debt . . . . . . . . . . . . . . . . . . . . . .      1,142.1      1,173.5
Other noncurrent liabilities . . . . . . . . . . . . . . .        687.9        613.8
Deferred income taxes. . . . . . . . . . . . . . . . . . .         90.2         97.4
Noncurrent liability for asbestos-related litigation . . .        688.8        713.7
                                                               --------     --------
  Total Liabilities. . . . . . . . . . . . . . . . . . . .      4,633.3      4,591.0
                                                               --------     --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stocks, $100 par value. . . . . . . . . . . . .          7.4          7.4
 Common stock, $1 par value. . . . . . . . . . . . . . . .         93.9         93.5
 Paid in capital . . . . . . . . . . . . . . . . . . . . .        301.6        287.8
 Retained earnings . . . . . . . . . . . . . . . . . . . .      1,201.5      1,196.2
 Cumulative translation adjustments. . . . . . . . . . . .        (80.6)       (67.3)
                                                               --------     --------
  Total Shareholders' Equity . . . . . . . . . . . . . . .      1,523.8      1,517.6
                                                               --------     --------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .     $6,157.1     $6,108.6
                                                               --------     --------
                                                               --------     --------

                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ millions except per share)

(a) The financial statements in this Report at and for the three-month interim periods ended March 31, 1994 and 1993 are unaudited and should be read in conjunction with the Consolidated Financial Statements in the Company's 1993 Annual Report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period's basis of presentation.

     The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1994.

(b) As previously reported, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. At March 31, 1994, Grace was a defendant in approximately 39,100 asbestos-related lawsuits (90 involving claims for property damage and the remainder involving approximately 60,600 claims for personal injury), as compared to approximately 38,100 lawsuits (92 involving claims for property damage and the remainder involving approximately 56,600 claims for personal injury) at December 31, 1993. During the first three months of 1994, Grace settled two additional property damage lawsuits for a total of $2.2 and settled approximately 350 personal injury claims for $2.8; in addition, approximately 170 personal injury claims were dismissed during the period.

     On September 1, 1993, the U.S. Court of Appeals for the Second Circuit issued a decision regarding the availability of insurance coverage with respect to Grace's asbestos property damage litigation and claims. In January 1994, the Court granted Grace's petition for a re-hearing concerning such decision; briefs have been submitted by the parties, and it is not known whether the Court will ask for oral arguments before rendering a decision. As a result of these rulings, Grace recorded a net after-tax provision of $100 for the year ended December 31, 1993 to reflect anticipated additional legal expenses and other uncertainties related to Grace's asbestos-related lawsuits and claims.

     In Grace's opinion (based upon and subject to the factors discussed in Note 2 to Grace's Consolidated Financial Statements for the year ended December 31, 1993), it is probable that the personal injury and property damage lawsuits pending at March 31, 1994 can be disposed of for a total of $788.8, (inclusive of legal fees and expenses), of which Grace has recorded $688.8 as a noncurrent liability and $100 as a current liability. This compares to the estimated liability (current and noncurrent) of $813.7 at December 31, 1993, reflecting payments made by Grace in the first quarter of 1994. In addition, Grace has recorded a receivable of $893.5 for the insurance proceeds it expects to receive in reimbursement for prior payments and estimated future payments to dispose of asbestos-related litigation. The amount of this receivable has declined from $962.3 at December 31, 1993 due to the net insurance proceeds received during the first quarter of 1994.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ millions except per share)

     Grace received a total of $88.8 in the 1994 first quarter pursuant to settlements with certain insurance carriers in reimbursement for monies previously paid by Grace in connection with asbestos-related litigation. A portion of that amount will be paid to plaintiffs in previously settled asbestos-related lawsuits.

     Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers that had agreed to a settlement and had made a series of payments under that agreement in 1993. The group of carriers subsequently notified Grace that it would no longer honor the agreement (which had not been executed) due to the September 1, 1993 U. S. Court of Appeals decision discussed above. Grace believes that the settlement agreement (which involves approximately $200 of the asbestos-related receivable of $893.5 at March 31, 1994) is binding and has initiated action to enforce the settlement agreement. In January 1994, the U.S. District Court for the Eastern District of Texas held the agreement to be enforceable. The affiliated group of carriers has appealed this ruling to the U. S. Court of Appeals for the Fifth Circuit.

     Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers will be available to satisfy the personal injury and property damage lawsuits and claims pending at March 31, 1994. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material effect on its consolidated financial position or results of operations.

     For additional information, see Note 2 to the Consolidated Financial Statements in the Company's 1993 Annual Report on Form 10-K.

(c) The net assets of Grace's discontinued operations (excluding intercompany assets) at March 31, 1994 were as follows:

                                                   Battery
                                                  Separators   Grace
                                         Cocoa     and EMS    Energy      Other       Total
                                         -----    ----------  ------     ------     --------
     Current assets                     $300.0     $127.4     $ 11.3     $ 50.8     $  489.5
     Properties and equipment, net       169.0      155.8      130.8       32.9        488.5
     Investments in and advances to
       affiliated companies                  -        4.7        4.1       39.6         48.4
     Other noncurrent assets              40.4       21.0       10.0       36.2        107.6
                                        ------     ------     ------     ------     --------
         Total assets                   $509.4     $308.9     $156.2     $159.5     $1,134.0
                                        ------     ------     ------     ------     --------

     Current liabilities                $213.7     $ 44.3     $ 11.8     $ 20.3     $  290.1
     Other noncurrent liabilities         64.3       37.7       18.6       (2.3)       118.3
                                        ------     ------     ------     ------     --------
         Total liabilities              $278.0     $ 82.0     $ 30.4     $ 18.0     $  408.4
                                        ------     ------     ------     ------     --------
         Net assets                     $231.4     $226.9     $125.8     $141.5     $  725.6
                                        ------     ------     ------     ------     --------
                                        ------     ------     ------     ------     --------

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ millions except per share)

     Minority interest consists primarily of a limited partnership interest in Grace Cocoa Associates, L.P. (LP). The total capital of LP was $1,466.9 million and $1,473 million at December 31, 1993 and March 31, 1994, respectively. LP's assets consist of Grace's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities and guaranteed by the Company and its principal operating subsidiary, and cash. Grace had $1,099.1 million and $1,110 million of borrowings from LP at December 31, 1993 and March 31, 1994, respectively. Four Grace entities serve as general partners of LP and own general partnership interests totaling 79.03% in LP; the sole limited partner of LP, which initially acquired its interest in LP in exchange for a $300 million cash capital contribution ($297 million of which was funded by outside investors), owns a 20.97% limited partnership interest in LP. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements as a component of discontinued operations and the outside investors' interest in LP is reflected as a minority interest. The intercompany notes held by LP are eliminated in preparing the consolidated financial statements and, therefore, have not been classified as pertaining to discontinued operations.

(d)  Inventories consist of:

                                                March 31,    December 31,
                                                  1994           1993
                                                ---------    ------------
     Raw and packaging materials                 $118.1         $111.4
     In process                                    68.8           59.9
     Finished products                            317.4          310.3
                                                 ------         ------
                                                  504.3          481.6
     Less:  Adjustment of certain inventories
     to a last-in/first-out (LIFO) basis          (41.6)         (40.6)
                                                 ------         ------
       Total Inventories                         $462.7         $441.0
                                                 ------         ------
                                                 ------         ------

(e) Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                          Three Months Ended March 31:
                                1994 - 93,750,000
                                1993 - 89,983,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION


     (a)   Review of Operations

           (1) Overview:

     Sales and revenues increased 9% in the first quarter of 1994 over the first quarter of 1993. Income from continuing operations for the 1994 quarter increased 21%, to $38.2 million, as compared to the 1993 quarter. In the first quarter of 1994, Grace recorded a pretax charge of $40 million, primarily to provide for future environmental costs relating to a previously divested business and for the estimated costs of workforce reductions at Grace's corporate headquarters and research and development facility. Also recorded in the first quarter of 1994 was a $27 million gain (pre- and after-tax) from the sale of Grace's remaining interest in The Restaurant Enterprise Group, Inc. (REG).



           (2) Operating Results:

     The following table compares segment results for the 1994 first quarter to results for the comparable period of 1993:


     W. R. Grace & Co. and Subsidiaries                   Three Months Ended
     Operating Results                                         March 31,
     --------------------------------------------------   -------------------

     $ millions                                               1994       1993
     --------------------------------------------------   --------     ------
     SALES AND REVENUES
     Specialty Chemicals                                  $  675.4     $648.1
     Health Care                                             401.4      338.1
                                                          --------     ------
       Total                                              $1,076.8     $986.2
                                                          --------     ------
                                                          --------     ------

     OPERATING INCOME BEFORE TAXES (i)
     Specialty Chemicals                                  $   40.1     $ 41.7
     Health Care                                              43.7       34.7
                                                          --------     ------
       Total                                              $   83.8     $ 76.4
                                                          --------     ------
                                                          --------     ------

         (i) Segment results for the 1993 period have been reclassified to conform to the 1994 basis of presentation. Segment results reflect the allocation of corporate overhead and corporate research expenses. Corporate interest, financing costs and nonallocable expenses (such as those associated with divested businesses) are not included in the segment results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (continued)

SPECIALTY CHEMICALS

Sales and revenues increased 4% in the first quarter of 1994 as compared to the first quarter of 1993, reflecting favorable volume and price/product mix variances estimated at 4% and 2%, respectively, offset by an unfavorable currency translation variance estimated at 2%. Volume increases occurred in the first quarter of 1994 in packaging (due to improved sales of bags and laminates), water treatment (reflecting in 1994 a full quarter's results of Latin America's largest water treatment business, which was acquired during the first quarter of 1993), fluid cracking catalysts in Europe (reflecting improvement in market share) and construction products (reflecting the acquisition of a concrete admixture business in the first quarter of 1994).

Operating income before taxes decreased 4% in the first quarter of 1994 compared to the first quarter of 1993. North American results improved slightly in the first quarter of 1994, as strong growth occurred in packaging (due mainly to the volume increase noted above), offset by reduced profitability in fluid cracking catalysts (due to an increase in routine customer maintenance shutdowns during the first quarter of 1994 as compared to the first quarter of 1993). European results improved, due mainly to the volume increase in fluid cracking catalysts noted above, as well as improvements in product pricing and mix and in control of expenses, partially offset by reduced profitability in packaging (due to competitive conditions along with the impact of currency translation). In Asia Pacific, results were flat versus the 1993 quarter, with improvements in packaging and fluid cracking catalysts and silica products offset by reduced profitability in container and construction products due to expenses incurred to increase market share in the region. In Latin America, results were down, primarily in the water treatment business, due to the effects of exchange arising as a result of Brazil's highly inflationary economy, weaker paper process chemical sales and costs associated with the integration of common services, including new administrative systems, among the product lines.

HEALTH CARE

Sales and revenues for the first quarter of 1994 increased by 19% over the first quarter of 1993, due to increases of 21% and 41%, respectively, in kidney dialysis services and home health care operations, offset by a decrease of 5% in medical products operations. The decrease in medical products operations was primarily due to lower bloodline sales resulting from the import alerts issued in the 1993 second quarter (see below for further discussion). First quarter 1994 results for dialysis services and home health care include the results of Home Intensive Care, Inc., acquired in June 1993, as well as a number of smaller businesses acquired during the last nine months of 1993. The number of centers providing dialysis and related services increased 18%, from 430 at March 31, 1993 to 508 at March 31, 1994 (476 in the U. S. and Puerto Rico, 23 in Portugal, 6 in Spain, 2 in the Czech Republic and 1 in Argentina). In April 1994, Grace acquired all the outstanding shares of Home Nutritional Services, Inc. (HNS), a national provider of home infusion therapy services, for approximately $120 million, inclusive of expenses and assumed debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (continued)

Operating income before taxes in the first quarter of 1994 increased by 26% over the first quarter of 1993. 1994 first quarter results for all health care businesses benefited from acquisitions made in 1993 and continued improvements in cost controls, operating efficiencies and/or capacity utilization, partially offset by the costs of improving and expanding quality assurance systems for medical products manufacturing (see below for further discussion).

It is unclear at this time whether and to what extent any of the currently proposed reforms of the U.S. health care system will affect Grace's health care operations. However, based on its knowledge and understanding of the health care industry in general and of other providers of kidney dialysis and infusion therapy, as well as on publicly available information, Grace believes that its health care operations are among the most cost-efficient in the industry.

In 1993, the U.S. Food and Drug Administration (FDA) issued import alerts with respect to (1) hemodialysis bloodlines manufactured at the plant of National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, located in Reynosa, Mexico and (2) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the U. S. until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing for the resumption of importation of bloodlines and hemodialyzers following certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. In accordance with the consent decree, NMC certified compliance to the FDA with respect to the Reynosa, Mexico facility in January 1994, and the FDA lifted the bloodline import alert in March 1994 following a thorough reinspection by the FDA and a commitment by NMC to finish certain studies by May 1994 and, in the interim, to perform additional product testing. Certification of compliance at the Dublin, Ireland facility was submitted to the FDA in April 1994. The consent decree also requires NMC to certify and maintain compliance with applicable FDA device manufacturing laws and regulations at all of its U.S. manufacturing facilities. NMC has conducted a full review of its facilities and upgraded, as necessary, all of its quality assurance systems. No fines or penalties were imposed on NMC as a result of any of the FDA's actions relating to the import alerts or in connection with the consent decree. Neither the import alerts nor previously reported recalls of certain NMC products are expected to have a material effect on Grace's results of operations or financial position.


(3) Statement of Operations:

OTHER INCOME

Other income includes, among other things, interest income, dividends, royalties from product licensing agreements, and equity in earnings of affiliated companies. In the first quarter of 1994, other income also includes a $27 million gain (pre- and after-tax) from the sale of Grace's remaining interest in REG (see "Income Taxes" below).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (continued)

INTEREST EXPENSE AND RELATED FINANCING COSTS

Interest expense and related financing costs increased by 6% in the first quarter of 1994 versus the first quarter of 1993, due to reductions in interest allocated to discontinued operations and in interest capitalized, as well as an increase in related financing costs, partially offset by decreases due to lower debt levels and lower interest rates, the replacement of certain fixed-rate debt with lower-cost floating-rate borrowings and the use of financial instruments.

Grace enters into interest rate hedge agreements to manage interest costs and risks associated with changing interest rates; most of these agreements effectively convert underlying fixed-rate debt into variable-rate debt. Exposure to market risk on interest rate hedge agreements results from fluctuations in floating rate indices during the periods in which the agreements are outstanding.

See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development spending decreased by 7% in the first quarter of 1994 versus the first quarter of 1993. Research and development spending is now directed primarily toward Grace's core specialty chemicals and health care businesses.

INCOME TAXES

The effective tax rate was 21.9% in the first quarter of 1994 versus 41.0% in the first quarter of 1993. The decrease is primarily attributable to the fact that the sale of Grace's remaining interest in REG resulted in a gain for financial reporting purposes and a capital loss for tax purposes (the carrying basis of Grace's interest was greater for tax purposes than for financial reporting purposes). Excluding the REG gain and the provision for environmental costs and workforce reductions, the effective tax rate was 39.9% in the first quarter of 1994.

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

LOSS FROM DISCONTINUED OPERATIONS

In the second quarter of 1993, Grace classified as discontinued operations its cocoa and battery separators businesses; certain engineered materials businesses, principally its printing products, electromagnetic radiation control and materials businesses (collectively EMS); and other non-core businesses pending their divestment. The $3.4 million loss from discontinued operations in the 1993 first quarter represented the 1993 operating results of these businesses prior to their classification as discontinued operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (continued)

(b)    Financial Condition; Liquidity and Capital Resources

During the first quarter of 1994, the net pretax cash flow used for Grace's continuing operating activities was $68.3 million versus $167.7 million in the first quarter of 1993. This reduction was primarily due to the net cash inflow of $16.8 million relating to asbestos-related insurance settlements in the first quarter of 1994 (see below for further discussion), compared with a net cash outflow of $71.2 million in the first quarter of 1993. After giving effect to discontinued operations and payments of income taxes, the net cash used for operating activities was $60 million in the first quarter of 1994 versus $243 million in the 1993 quarter.

Investing activities used $37.6 million of cash in the first quarter of 1994, largely reflecting capital expenditures and business acquisitions and investments, primarily the acquisition of a concrete admixture business by Grace Construction Products. These investing activities were offset by net proceeds of $49.3 million from divestments, primarily Grace's remaining interest in REG.

Net cash provided by financing activities in the first quarter of 1994 was $137.6 million, primarily reflecting an increase in total debt from year-end 1993, offset by the payment of $32.9 million of dividends. Total debt was approximately $1.85 billion at March 31, 1994, an increase of $145 million from December 31, 1993. Grace's total debt as a percentage of total capital (debt ratio) increased from 52.9% at December 31, 1993 to 54.8% at March 31, 1994, primarily as a result of the increase in total debt.

Grace expects to satisfy its 1994 cash requirements from the following sources:
(1) funds generated by operations, (2) proceeds from the sales of businesses and
(3) financings. Such financings are expected to include new borrowings, the availability and cost of which will depend upon general economic and market conditions.

In April 1994, Grace acquired all the outstanding shares of HNS, a national provider of home infusion therapy services, for approximately $120 million, inclusive of expenses and assumed debt.

In April 1994, Grace announced an agreement on the principal terms of the sale of substantially all of Grace's interest in Colowyo Coal Company (Colowyo) to an affiliate of Kennecott Corporation (Kennecott). Completion of the transaction is subject to the finalization of documentation and obtaining necessary consents and approvals, and to the completion of a proposed non-recourse financing to be secured by a portion of the revenues from certain of Colowyo's long-term coal supply contracts. In the transaction, Grace would receive the proceeds of the financing, estimated at $220 million, and would retain a limited partnership interest in Colowyo entitling it to share in proceeds of certain coal contracts and an interest in certain receivables valued at approximately $20 million. Kennecott's affiliate would make a cash investment of approximately $13 million (which would be paid to Grace) and become general partner of Colowyo. Colowyo was previously classified as a discontinued operation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (continued)

ASBESTOS-RELATED MATTERS

As reported in Note (b) to the Consolidated Financial Statements, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In the first quarter of 1994, Grace received $16.8 million under settlements with certain of Grace's insurance carriers, net of amounts paid in the first quarter of 1994 for the defense and disposition of asbestos-related property damage and personal injury litigation. The balance sheet at March 31, 1994 includes a receivable due from insurance carriers, subject to litigation, of $893.5 million. Grace has also recorded a receivable of approximately $114 million for amounts to be received in 1994 to 1999 pursuant to settlement agreements previously entered into with certain insurance carriers.

Although Grace cannot precisely estimate the amounts to be paid in 1994 in respect of asbestos-related lawsuits and claims, Grace expects that it will be required to expend approximately $50 million in 1994 to defend and dispose of such lawsuits and claims (after giving effect to payments to be received from certain insurance carriers, as discussed above and in Note (b) to the Consolidated Financial Statements). As indicated therein, the amounts reflected in the Consolidated Financial Statements with respect to the probable cost of disposing of pending asbestos lawsuits and claims and probable recoveries from insurance carriers represent estimates; neither the outcomes of such lawsuits and claims nor the outcomes of Grace's ongoing litigations with certain of its insurance carriers can be predicted with certainty.

ENVIRONMENTAL MATTERS

As previously discussed above in "Review of Operations: Overview," in the first quarter of 1994, Grace recorded a charge primarily to provide for future environmental costs relating to a previously divested business. No other significant developments relating to environmental liabilities occurred in the first quarter of 1994.

For additional information relating to environmental liabilities, see Note 11 to the Consolidated Financial Statements in the Company's 1993 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     (a) Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION.

     (a) On March 4, 1994, Grace announced that it had entered into a definitive agreement under which a subsidiary of Grace would acquire all of the outstanding shares of Home Nutritional Services, Inc. ("HNS"), a national provider of home infusion therapy services, for $7.85 per share in cash. In accordance with the agreement, on March 10, 1994, Grace commenced a tender offer for all of the outstanding shares of HNS. When completed on April 6, 1994, the tender offer resulted in Grace's ownership of 97.9% of HNS's outstanding shares. On April 11, 1994, HNS became a wholly owned subsidiary of Grace by means of a merger in which the HNS shares not acquired in the tender offer were converted into the right to receive $7.85 per share in cash, without interest. Grace's total cost to acquire HNS was approximately $120 million, inclusive of expenses and assumed debt.

     (b) Grace sold its 55% equity interest in an oil spill containment business and the assets of its remaining American Cafe restaurants in March 1994, and sold the assets of its blow-molded plastic case business in April 1994, for total proceeds of approximately $15.5 million in cash plus $3.6 million in other consideration. Such businesses were previously classified as discontinued operations.

     (c) In April 1994, Grace announced an agreement on the principal term of the sale of substantially all of Grace's interests in Colowyo Coal Companys ("Colowyo") to an affiliate of Kennecott Corporation ("Kennecott"). Completion of the transaction is subject to the finalization of documentation and obtaining necessary consents and approvals, and to the completion of a proposed non-recourse financing to be secured by a portion of the revenues from certain of Colowyo's long-term coal supply contracts. In the transaction, Grace would receive the proceeds of the financing, estimated at $220 million, and would retain a limited partnership interest in Colowyo entitling it to share in proceeds of certain coal contracts and an interest in certain receivables valued at approximately $20 million. Kennecott's affiliate would make a cash investment of approximately $13 million (which would be paid to Grace) and become general partner of Colowyo. Colowyo was previously classified as a discontinued operation.

     (d) On May 10, 1994, Grace announced that it had entered into a definitive agreement to sell substantially all of its Endura Products Division, a custom saturator and coater of specialty papers for the tape industry, to Specialty Paperboard, Inc. Completion of the transaction is subject to customary conditions and regulatory approvals.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS. The following are being filed as exhibits to this Report.
          -- weighted average number of shares and earnings used in per share computations; and

          -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

     (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 1994, the Company filed no Reports on Form 8-K.

                                   SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             W. R. GRACE & CO.
                                        -----------------------------------
                                                  (Registrant)





Date: May 13, 1994                      By /s/  Richard N. Sukenik
                                           -------------------------------
                                                Richard N. Sukenik
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                W. R. GRACE & CO.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1994


                                  EXHIBIT INDEX

     EXHIBIT NO.                DESCRIPTION

         11         Weighted average number of shares and
                    earnings used in per share computations

         12         Computation of ratio of earnings to
                    fixed charges and combined fixed charges and preferred stock dividends