Form 10-Q
period 1994-06-30
GRACE W R & CO /NY/
filed 1994-08-11
CIK 42872

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                  FORM  10 - Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1994


                          Commission File Number 1-3720

                              W.  R.  GRACE  &  CO.


                NEW YORK                               13-3461988
         ----------------------                    -------------------
        (State of Incorporation)                    (I.R.S. Employer
                                                   Identification No.)

                              One Town Center Road
                         Boca Raton, Florida  33486-1010
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

93,974,981 shares of Common Stock, $1.00 par value, were outstanding at July 29, 1994.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       W. R. GRACE & CO. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.   Financial Information

   Item 1.     Financial Statements

               Consolidated Statement of Operations                  I-1

               Consolidated Statement of Cash Flows                  I-2

               Consolidated Balance Sheet                            I-3

               Notes to Consolidated Financial Statements            I-4 to I-7

   Item 2.     Management's Discussion and Analysis of
               Results of Operations and Financial Condition         I-8 to I-14


PART II.  Other Information

   Item 1.     Legal Proceedings                                     II-1
   Item 4.     Submission of Matters to a Vote of Security Holders   II-1
   Item 5.     Other Information                                     II-3
   Item 6.     Exhibits and Reports on Form 8-K                      II-3


As used in this Report, the term "Company" refers to W. R. Grace & Co., and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


   W. R. Grace & Co. and Subsidiaries                                     Three Months Ended             Six Months Ended
   Consolidated Statement of Operations (Unaudited)                            June 30,                      June 30,
   -------------------------------------------------------------        -----------------------       -----------------------
   $ millions (except per share)                                          1994           1993           1994           1993
   -------------------------------------------------------------        --------       --------       --------       --------

   Sales and revenues. . . . . . . . . . . . . . . . . . . . . .        $1,236.9       $1,094.1       $2,313.7       $2,080.3
   Other income. . . . . . . . . . . . . . . . . . . . . . . . .             4.0           17.2           36.5           27.9
                                                                        --------       --------       --------       --------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,240.9        1,111.3        2,350.2        2,108.2
                                                                        --------       --------       --------       --------

   Cost of goods sold and operating expenses . . . . . . . . . .           721.5          644.1        1,402.1        1,236.5
   Selling, general and administrative expenses. . . . . . . . .           292.1          259.2          557.5          498.8
   Depreciation and amortization . . . . . . . . . . . . . . . .            61.3           56.6          120.6          111.4
   Interest expense and related financing costs. . . . . . . . .            24.6           21.4           45.7           41.3
   Research and development expenses . . . . . . . . . . . . . .            32.0           35.9           66.0           72.4
   Provision relating to asbestos-related
        insurance coverage . . . . . . . . . . . . . . . . . . .           316.0             --          316.0             --
                                                                        --------       --------       --------       --------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,447.5        1,017.2        2,507.9        1,960.4
                                                                        --------       --------       --------       --------

   (Loss)/income from continuing operations before
        income taxes . . . . . . . . . . . . . . . . . . . . . .          (206.6)          94.1         (157.7)         147.8
   (Benefit)/provision for income taxes. . . . . . . . . . . . .           (72.3)          40.2          (61.6)          62.2
                                                                        --------       --------       --------       --------

   (Loss)/income from continuing operations. . . . . . . . . . .          (134.3)          53.9          (96.1)          85.6
   Loss from discontinued operations . . . . . . . . . . . . . .              --         (105.0)             --        (108.4)
                                                                        --------       --------       --------       --------

   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (134.3)    $    (51.1)    $    (96.1)    $    (22.8)
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------
- ------------------------------------------------------------------------------------------------------------------------------

   (Loss)/earnings per share:
     Continuing operations . . . . . . . . . . . . . . . . . . .        $  (1.43)      $    .60       $  (1.03)      $    .95
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .        $  (1.43)      $   (.57)      $  (1.03)      $   (.26)

   Fully diluted earnings per share:
     Continuing operations . . . . . . . . . . . . . . . . . . .        $     --(1)    $    .56       $     --(1)    $    .92
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .        $     --(1)    $     --(1)    $     --(1)    $     --(1)

   Dividends declared per common share . . . . . . . . . . . . .        $    .35       $    .35       $    .70       $    .70
- ------------------------------------------------------------------------------------------------------------------------------

     (1)  Not presented as the effect is anti-dilutive.



                 The Notes to Consolidated Financial Statements
                     are an integral part of this statement.


W. R. Grace & Co. and Subsidiaries                                                                        Six Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                                              June 30,
- ----------------------------------------------------------------------------------------------         -----------------------
$ millions                                                                                               1994           1993
- ----------------------------------------------------------------------------------------------         --------       --------

OPERATING ACTIVITIES
   (Loss)/income from continuing operations before income taxes. . . . . . . . . . . . . . . .         $(157.7)       $ 147.8
   Reconciliation to cash provided by/(used for) operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           120.6          111.4
       Provision relating to asbestos-related insurance coverage . . . . . . . . . . . . . . .           316.0             --
       Changes in assets and liabilities, excluding businesses
        acquired/divested and foreign exchange effect:
         Increase in notes and accounts receivable, net. . . . . . . . . . . . . . . . . . . .          (109.2)         (50.0)
         Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (19.1)         (49.2)
         Net proceeds from asbestos-related insurance settlements. . . . . . . . . . . . . . .            96.3           40.3
         Net expenditures for asbestos-related litigation. . . . . . . . . . . . . . . . . . .           (86.6)         (95.8)
         Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (126.5)         (53.5)
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            26.8           (6.8)
                                                                                                       -------        -------
   Net pretax cash provided by operating activities
       of continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60.6           44.2
   Net pretax cash provided by/(used for) operating activities
       of discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15.4          (77.6)
                                                                                                       -------        -------
   Net pretax cash provided by/(used for) operating activities . . . . . . . . . . . . . . . .            76.0          (33.4)
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (47.1)         (39.2)
                                                                                                       -------        -------
   Net cash provided by/(used for) operating activities. . . . . . . . . . . . . . . . . . . .            28.9          (72.6)
                                                                                                       -------        -------

INVESTING ACTIVITIES
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (171.3)        (123.9)
   Businesses acquired in purchase transactions, net of cash acquired. . . . . . . . . . . . .          (170.6)        (236.6)
   Net proceeds from divestments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           118.8          418.4
   Net proceeds from sale/leaseback transactions . . . . . . . . . . . . . . . . . . . . . . .              --           67.4
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (.1)           2.6
                                                                                                       -------        -------
   Net cash (used for)/provided by investing activities. . . . . . . . . . . . . . . . . . . .          (223.2)         127.9
                                                                                                       -------        -------

FINANCING ACTIVITIES
   Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (65.9)         (63.1)
   Repayments of borrowings having original maturities in excess of three months . . . . . . .           (70.2)         (92.4)
   Increase in borrowings having original maturities in excess of three months . . . . . . . .           101.7          357.4
   Net increase/(decrease) in borrowings having original maturities
         of less than three months . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           256.3         (235.1)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15.5            5.7
                                                                                                       -------        -------
   Net cash provided by/(used for) financing activities. . . . . . . . . . . . . . . . . . . .           237.4          (27.5)
                                                                                                       -------        -------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . . . . . . .              --           (2.3)
                                                                                                       -------        -------
Increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  43.1        $  25.5
                                                                                                       -------        -------
                                                                                                       -------        -------


                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.


W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
- ----------------------------------------------------------------------------------------------
                                                                                                       June 30,     December 31,
$ millions (except par value)                                                                            1994           1993
- ----------------------------------------------------------------------------------------------         --------     ------------

                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   90.7       $   47.6
   Notes and accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           819.9          657.4
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           479.8          441.0
   Net assets of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . .           709.9          761.3
   Deferred income taxes, current. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28.1           31.8
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            68.0           36.2
                                                                                                      --------       --------
      Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,196.4        1,975.3

Properties and equipment, net of accumulated
        depreciation and amortization of $1,398.9
        and $1,323.7, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,550.8        1,454.1
Goodwill, less accumulated amortization of $60.5
        and $53.2, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           593.3          481.6
Asbestos-related insurance receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           560.0          962.3
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,314.9        1,235.3
                                                                                                      --------       --------

      TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $6,215.4       $6,108.6
                                                                                                      --------       --------
                                                                                                      --------       --------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  761.7       $  532.6
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           305.7          414.6
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           110.6          126.5
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           693.1          621.9
   Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           297.0          297.0
                                                                                                      --------       --------
      Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,168.1        1,992.6

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,257.1        1,173.5
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           663.7          613.8
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            93.7           97.4
Noncurrent liability for asbestos-related litigation . . . . . . . . . . . . . . . . . . . . .           654.2          713.7
                                                                                                      --------       --------
      Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,836.8        4,591.0
                                                                                                      --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stocks, $100 par value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7.4            7.4
   Common stock, $1 par value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            94.0           93.5
   Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           303.0          287.8
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,034.2        1,196.2
   Cumulative translation adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (60.0)         (67.3)
                                                                                                      --------       --------
      Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,378.6        1,517.6
                                                                                                      --------       --------

      TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $6,215.4       $6,108.6
                                                                                                      --------       --------
                                                                                                      --------       --------




                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ millions except per share)


(a) The financial statements in this Report at and for the three- and six-month interim periods ended June 30, 1994 and 1993 are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1993 Annual Report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three- and six-month interim periods ended June 30, 1994 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1994.

(b) As previously reported, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. At June 30, 1994, Grace was a defendant in approximately 37,800 asbestos-related lawsuits (78 involving claims for property damage and the remainder involving approximately 60,900 claims for personal injury), as compared to approximately 38,100 lawsuits (92 involving claims for property damage and the remainder involving approximately 56,600 claims for personal injury) at December 31, 1993. During the first half of 1994, three property damage lawsuits against Grace were dismissed; judgment was entered in favor of Grace in two property damage cases (one of which had been on appeal and is now final); fourteen additional property damage lawsuits were settled for a total of $20; and five new property damage lawsuits were filed. During this period, Grace also recorded settlements of approximately 2,700 personal injury claims for $9.2 and dismissals of approximately 1,000 personal injury claims.

     On September 1, 1993, the U.S. Court of Appeals for the Second Circuit issued a decision that had the effect of reducing the amount of insurance coverage available to Grace with respect to asbestos property damage litigation and claims. Grace recorded a non-cash charge of $475 ($300 after taxes) in the 1993 third quarter to reflect this reduction, but reversed $316 ($200 after taxes) of the charge in the 1993 fourth quarter, after the Court withdrew the September 1993 decision and agreed to rehear the case. On May 16, 1994, the Court issued a new decision confirming its September 1, 1993 decision. As a result, Grace recorded a non-cash charge of $200 after taxes in the second quarter of 1994 to reflect the reduction in asbestos property damage insurance coverage.

     In July 1994, a South Carolina state court judge dismissed the claims of most class members from a purported nationwide class action asbestos property damage lawsuit pending in a South Carolina state court (ANDERSON MEMORIAL HOSPITAL, ET AL. V. W. R. GRACE & CO., ET AL.). In his ruling, the judge determined that a South Carolina statute prohibits non-residents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. Grace expects the ruling to be appealed and that the plaintiffs' lawyer may attempt to sue on behalf of a nationwide class in a different jurisdiction. In August 1994, Grace entered into an agreement to settle IN RE: ASBESTOS SCHOOL LITIGATION, a nationwide class action pending in the

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ millions except per share)


     United States Court for the Eastern District of Pennsylvania on behalf of public and private elementary and secondary schools that contain friable asbestos materials (other than schools that have "opted out" of the class). The terms of the settlement agreement (which is subject to judicial review after class members have an opportunity to be heard) are not expected to have a significant effect on Grace's consolidated results of operations or financial position.

     In Grace's opinion (based upon and subject to the factors discussed in Note 2 to Grace's consolidated financial statements for the year ended December 31, 1993), it is probable that the personal injury and property damage lawsuits pending at June 30, 1994 can be disposed of for a total of $754.2, inclusive of legal fees and expenses, of which Grace has recorded $654.2 as a noncurrent liability and $100 as a current liability. This compares to the estimated liability (current and noncurrent) of $813.7 at December 31, 1993, the decrease being attributable to payments made by Grace in the first half of 1994. In addition, Grace has recorded a receivable of $560 for the insurance proceeds it expects to receive in reimbursement for prior payments and estimated future payments to dispose of asbestos-related litigation. The amount of this receivable has declined from $962.3 at December 31, 1993 due to the net insurance proceeds received during the first half of 1994 and the special non-cash charge recorded in the second quarter of 1994 as a result of the May 16, 1994 decision referred to above.

     Grace received a total of $121.6 in the first half of 1994 pursuant to settlements with certain insurance carriers in reimbursement for monies previously paid by Grace in connection with asbestos-related litigation. A portion of that amount has been paid to plaintiffs in previously settled asbestos-related lawsuits.

     Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers that had agreed to a settlement and had made a series of payments under that agreement in 1993. The group of carriers subsequently notified Grace that it would no longer honor the agreement (which had not been executed) due to the September 1, 1993 U. S. Court of Appeals decision discussed above. Grace believes that the settlement agreement (which involves approximately $200 of the asbestos-related receivable of $560 at June 30, 1994) is binding and initiated action to enforce the settlement agreement. In January 1994, the U.S. District Court for the Eastern District of Texas held the agreement to be enforceable. The affiliated group of carriers has appealed this ruling to the U. S. Court of Appeals for the Fifth Circuit and has sought to attack it in a collateral action in the U.S. District Court for the Southern District of New York; however, Grace has successfully stayed this collateral attack.

     Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (reflected in the receivable discussed above), along with other funds, will be available to satisfy the personal injury and property damage lawsuits and claims pending at June 30, 1994. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material effect on its consolidated results of operations or financial position.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ millions except per share)


     For additional information, see Note 2 to the consolidated financial statements in the Company's 1993 Annual Report on Form 10-K.

(c) In the second quarter of 1993, Grace classified as discontinued operations its cocoa and battery separators businesses; certain engineered materials businesses, principally its printing products, electromagnetic radiation control and material technology businesses (collectively EMS); and other non-core businesses pending their divestment. A provision of $105 (net of an applicable tax benefit of $22.3) was recorded in the second quarter of 1993; that provision included the expected loss on the divestment of these businesses, their anticipated net operating results pending divestment and a $15.7 provision for interest expense allocated to the discontinued operations through their expected dates of divestment. At June 30, 1994, certain of these businesses had been sold and others were in the process of being divested.

     Minority interest consists primarily of a limited partnership interest in Grace Cocoa Associates, L.P. (LP). LP's assets consist of Grace's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities and guaranteed by the Company and its principal operating subsidiary, and cash. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements and the outside investors' interest in LP is reflected as a minority interest. The intercompany notes held by LP are eliminated in preparing the consolidated financial statements and, therefore, have not been classified as pertaining to discontinued operations.


     The net assets of Grace's discontinued operations (excluding intercompany assets) at June 30, 1994 were as follows:


                                                               Battery
                                                             Separators       Grace
                                                 Cocoa         and EMS        Energy          Other          Total
                                                -------      ----------       -------        -------       --------

     Current assets                              $314.6         $121.1         $ 12.0        $  54.7       $  502.4
     Properties and equipment, net                173.6          147.3          128.1           32.0          481.0
     Investments in and advances to
         affiliated companies                        --            5.0            4.1           37.8           46.9
     Other noncurrent assets                       44.2           21.3           10.1           37.4          113.0
                                                 ------         ------         ------         ------       --------
          Total assets                           $532.4         $294.7         $154.3         $161.9       $1,143.3
                                                 ------         ------         ------         ------       --------

     Current liabilities                         $210.0         $ 46.4         $ 11.8         $ 23.2       $  291.4
     Other noncurrent liabilities                  82.6           41.6           20.4           (2.6)         142.0
                                                 ------         ------         ------         ------       --------
          Total liabilities                      $292.6         $ 88.0         $ 32.2         $ 20.6       $  433.4
                                                 ------         ------         ------         ------       --------
          Net assets                             $239.8         $206.7         $122.1         $141.3       $  709.9
                                                 ------         ------         ------         ------       --------
                                                 ------         ------         ------         ------       --------


                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ millions except per share)


(d)  Inventories consist of:


                                                     June 30,      December 31,
                                                       1994            1993
                                                     --------      ------------

     Raw and packaging materials                      $118.7         $111.4
     In process                                         75.5           59.9
     Finished products                                 326.7          310.3
                                                      ------         ------
                                                       520.9          481.6
     Less:  Adjustment of certain inventories
     to a last-in/first-out (LIFO) basis               (41.1)         (40.6)
                                                      ------         ------
          Total Inventories                           $479.8         $441.0
                                                      ------         ------
                                                      ------         ------


(e) Earnings per share are calculated on the basis of the following weighted average number of common shares outstanding:

                           Three Months Ended June 30:
                                1994 - 93,933,000
                                1993 - 90,183,000
                            Six Months Ended June 30:
                                1994 - 93,842,000
                                1993 - 90,083,000

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


     (a)  Review of Operations

          (1) Overview:

     Sales and revenues increased 13% and 11% in the second quarter and first half of 1994, respectively, over the comparable periods of 1993. Income from continuing operations for the second quarter and first half of 1994 increased 22% and 21%, to $65.7 million and $103.9 million, respectively, as compared to the 1993 periods, excluding a non-cash charge of $200 million after taxes ($316 million pretax) recorded in the 1994 second quarter to reflect a reduction in insurance coverage for asbestos property damage lawsuits and claims (see Note (b) to the consolidated financial statements in this Report). Including this provision, Grace reported losses from continuing operations for the second quarter and first half of 1994 of $134.3 million and $96.1 million, respectively.

     As discussed in Note (c) to the consolidated financial statements in this Report, Grace classified certain businesses as discontinued operations in the second quarter of 1993.

     (2) Operating Results:

     The following table compares segment results for the 1994 second quarter and first half to results for the comparable periods of 1993:


     W. R. Grace & Co. and Subsidiaries                                   Three Months Ended             Six Months Ended
     Operating Results                                                         June 30,                      June 30,
     -------------------------------------------------------------      -----------------------       -----------------------
     $ millions                                                           1994           1993           1994           1993
     -------------------------------------------------------------      --------       --------       --------       --------

     SALES AND REVENUES
     Specialty Chemicals                                                $  782.9       $  729.9       $1,458.3       $1,378.0
     Health Care                                                           454.0          364.2          855.4          702.3
                                                                        --------       --------       --------       --------
        Total                                                           $1,236.9       $1,094.1       $2,313.7       $2,080.3
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------

     OPERATING INCOME BEFORE TAXES (i)
     Specialty Chemicals                                                $   79.0       $   66.8       $  119.1       $  108.5
     Health Care                                                            57.9           46.7          101.6           81.4
                                                                        --------       --------       --------       --------
        Total                                                           $  136.9       $  113.5       $  220.7       $  189.9
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------


     (i) Segment results for the 1993 periods have been reclassified to conform to the 1994 basis of presentation. Segment results reflect the allocation of corporate overhead and corporate research expenses. Corporate interest, financing costs and nonallocable expenses (such as those associated with divested businesses) are not included in the segment results.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     SPECIALTY CHEMICALS

     Sales and revenues increased 7% and 6% in the second quarter and first half of 1994, respectively, as compared to the 1993 periods, reflecting favorable volume variances estimated at 9% and 7% for the second quarter and first half of 1994, respectively, and a favorable price/product mix variance estimated at 1% for the first half of 1994 (no price/product mix variance was experienced for the second quarter of 1994), offset by unfavorable currency translation variances estimated at 2% for both the second quarter and first half of 1994. Volume increases occurred in both the second quarter and first half of 1994 for all core product lines, particularly packaging (due to improved sales of bags, films and laminates), construction products (reflecting the acquisition of concrete admixture businesses in the first quarter of 1994 and the improving economy in North America), water treatment (due to improving conditions in the paper industry process chemicals business in Europe), fluid cracking catalysts in Europe and Asia Pacific (reflecting improvement in market share) and silica products in North America (due to strong sales of dentifrice).

     Operating income before taxes increased 18% in the second quarter of 1994 compared to the second quarter of 1993. North American results improved in the second quarter of 1994, as strong growth occurred in packaging and construction products (due mainly to the volume increases noted above), partially offset by reduced profitability in fluid cracking catalysts (due to an increase in routine customer maintenance shutdowns during the second quarter of 1994 as compared to the second quarter of 1993). European results were flat versus the 1993 second quarter, primarily due to costs associated with streamlining operations in the water treatment and container products businesses, offset by improvements in both the paper industry process chemicals and fluid cracking catalyst businesses due to the volume increases noted above and to improvements in cost controls. In Asia Pacific, favorable results were achieved, primarily in fluid cracking catalysts (due mainly to the volume increase noted above) and container products (due to market gains and savings achieved from cost containment efforts). In Latin America, results were favorable, primarily in packaging (due to volume increases in bags and laminates) and water treatment (due to strong seasonal sales to the sugar and alcohol industries).

     For the first half of 1994, operating income increased 10% over the comparable period of 1993, primarily due to the significant growth in packaging and construction products discussed above, partially offset by unfavorable results in water treatment, primarily due to the streamlining costs discussed above and to Brazil's unstable economic conditions in the first quarter of 1994.

     HEALTH CARE

     Sales and revenues for the second quarter and first half of 1994 increased by 25% and 22% over the comparable periods of 1993. These improvements were due to increases of 27% and 24%, respectively, in kidney dialysis services and 76% and 60%, respectively, in home health care operations, offset by decreases of 15% and 11%, respectively, in medical products operations. The decrease in medical products operations was primarily due to a decline in bloodline sales resulting from import alerts issued in the 1993 second quarter (see

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     discussion below). Second quarter and first half 1994 results for dialysis services and home health care include the results of Home Intensive Care, Inc., acquired in June 1993, as well as a number of smaller businesses acquired during the second half of 1993. Also included in home health care operations for the 1994 second quarter are the results of Home Nutritional Services, Inc. (HNS), a national provider of home infusion therapy services acquired in April 1994. The number of centers providing dialysis and related services increased 22%, from 440 at June 30, 1993 to 537 at June 30, 1994 (498 in North America, 36 in Europe , 2 in Latin America and 1 in Asia Pacific).

     Operating income before taxes in the second quarter and first half of 1994 increased by 24% and 25%, respectively, over the 1993 periods. 1994 second quarter and first half results for all health care businesses benefited from acquisitions made in 1993 and continued improvements in cost controls, operating efficiencies and/or capacity utilization, partially offset by the costs of improving and expanding quality assurance systems for medical products manufacturing operations (see discussion below).

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

     In 1993, the U. S. Food and Drug Administration (FDA) issued import alerts with respect to (1) hemodialysis bloodlines manufactured at the plant of National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, located in Reynosa, Mexico and (2) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the U. S. until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing for the resumption of importation of bloodlines and hemodialyzers following certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. In accordance with the consent decree, NMC certified compliance to the FDA with respect to the Reynosa, Mexico facility in January 1994, and the FDA lifted the bloodline import alert in March 1994 following a thorough reinspection by the FDA and a commitment by NMC to finish certain studies by May 1994 and, in the interim, to perform additional product testing. NMC has completed the studies, as requested. Certification of compliance at the Dublin, Ireland facility was submitted to the FDA in April 1994. The consent decree also requires NMC to certify and maintain compliance with applicable FDA device manufacturing laws and regulations at all of its U. S. manufacturing facilities. NMC has conducted a full review of its facilities and upgraded, as necessary, all of its quality assurance systems. No fines or penalties were imposed on NMC as a result of any of the FDA's actions relating to the import alerts or in connection with the consent decree. Neither the import alerts nor previously reported recalls of certain NMC products are expected to have a material effect on Grace's consolidated results of operations or financial position.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     (3) Statement of Operations:

     OTHER INCOME

     Other income includes, among other things, interest income, dividends, royalties from licensing agreements, and equity in earnings of affiliated companies. Other income for the first half of 1994 also includes a $27 million gain (pre- and after-tax) from the January 1994 sale of Grace's remaining interest in The Restaurant Enterprise Group, Inc. (REG).

     INTEREST EXPENSE AND RELATED FINANCING COSTS

     Interest expense and related financing costs increased by 15% and 11% in the second quarter and first half of 1994, respectively, versus the comparable 1993 periods, due to an increase in related financing costs and reductions in interest allocated to discontinued operations, partially offset by decreases reflecting lower effective interest rates due to both the replacement of certain fixed-rate debt with lower-cost floating-rate borrowings and the use of financial instruments.

     Grace enters into various types of interest rate hedge agreements to manage interest costs and risks associated with changing interest rates; most of these agreements effectively convert underlying fixed-rate debt into variable-rate debt. Exposure to market risk on interest rate hedge agreements results from actual or expected future fluctuations in floating rate indices during the periods in which the agreements are outstanding.

     See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development spending decreased by 11% and 9% in the second quarter and first half of 1994, respectively, versus the 1993 periods. Research and development spending is now directed primarily toward Grace's core specialty chemicals and health care businesses.

     INCOME TAXES

     The effective tax rates for the second quarter and first half of 1994 decreased to 35.0% and 39.1%, respectively, as compared with 42.7% and 42.1%, respectively, for the second quarter and first half of 1993. Excluding the provision for asbestos-related litigation and claims discussed above, the effective tax rate was 39.9% for the second quarter of 1994. The effective tax rate for the first half of 1994 was also 39.9%, excluding the asbestos-related provision, the gain on the REG transaction and the $26 million provision ($40 million pretax) for environmental costs and workforce reductions recorded in the first quarter of 1994.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


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

     LOSS FROM DISCONTINUED OPERATIONS

     In the second quarter of 1993, Grace restated its financial statements to reflect the classification of certain businesses as discontinued operations. See Note (c) to the consolidated financial statements in this Report for further information.


     (b)  Financial Condition; Liquidity and Capital Resources

     During the first half of 1994, the net pretax cash flow provided by Grace's continuing operating activities was $60.6 million, versus $44.2 million in the first half of 1993. The increase was primarily due to the net cash inflow of $9.7 million, reflecting settlements with certain insurance carriers, net of amounts paid in the first half of 1994 for the defense and disposition of asbestos-related property damage and personal injury litigation (see discussion below), compared with a net cash outflow of $55.5 million in the first half of 1993. After giving effect to discontinued operations and payments of income taxes, the net cash provided by operating activities was $28.9 million in the first half of 1994 versus $72.6 million of net cash used for operating activities in the first half of 1993.

     Investing activities used $223.2 million of cash in the first half of 1994, largely reflecting capital expenditures and business acquisitions and investments, primarily the acquisitions of HNS for approximately $90 million (exclusive of expenses and assumed debt of approximately $30 million) and of concrete admixture businesses by Grace Construction Products. These investing activities were offset by net proceeds of $118.8 million from divestments, primarily the disposition of Grace's remaining interest in REG in the first quarter of 1994 and the second quarter 1994 divestments of Grace's blow-molded plastic case business; its Endura Products Division, a custom saturator and coater of specialty papers for the tape industry; and its Diamonite Products Division, a manufacturer of technical ceramics for a broad range of industrial applications.

     Net cash provided by financing activities in the first half of 1994 was $237.4 million, primarily reflecting an increase in total debt from year-end 1993, offset by the payment of $65.9 million of dividends. Total debt was approximately $2 billion at June 30, 1994, an increase of $312.7 million from December 31, 1993. Grace's total debt as a percentage of total capital (debt ratio) increased from 52.9% at December 31, 1993 to 59.4% at June 30, 1994, as a result of the $200 million provision recorded in the 1994 second quarter, as discussed in Note (b) to the consolidated financial statements in this Report, and the increase in total debt.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     In April 1994, Grace entered into a Selling Agency Agreement relating to the offering from time to time of up to $300 million (issue price) of Medium-Term Notes, Series A (MTNs). Through June 30, 1994, Grace issued $85 million principal amount of MTNs and applied the net proceeds therefrom to reduce commercial paper and/or bank borrowings. The MTNs mature at various dates from 1996 to 1997 and bear interest from 6.55% to 7.09% per annum.

     Grace expects to satisfy its 1994 cash requirements from the following sources: (1) funds generated by operations, (2) proceeds from divestments and (3) financings. Such financings are expected to include new borrowings, the availability and cost of which will depend upon general economic and market conditions. In August 1994, Grace sold $300 million principal amount of 8% Notes Due 2004. The net proceeds from the sale of these Notes are being used to reduce commercial paper and/or bank borrowings.

     On July 1, 1994, Grace announced that it had entered into a definitive agreement to sell its American Breeders Service and Caribbean Fertilizer businesses. Completion of the transaction is subject to various conditions and is expected to occur during the third quarter of 1994.

     On August 4, 1994, Grace announced that it had entered into a definitive agreement to sell its battery separators business. Grace's battery separators business involves the production of microporous insulating sheets placed between the reactive components in automotive, industrial and consumer batteries. Completion of the transaction is subject to various conditions and is expected to occur later in 1994.

     ASBESTOS-RELATED MATTERS

     As reported in Note (b) to the consolidated financial statements in this Report, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In the first half of 1994, Grace received $9.7 million, reflecting settlements with certain insurance carriers, net of amounts paid in the first half of 1994 for the defense and disposition of asbestos-related property damage and personal injury litigation. In the second quarter of 1994, Grace recorded a non-cash charge of $200 million after taxes to reflect a court decision that had the effect of reducing Grace's insurance coverage for asbestos property damage lawsuits and claims. The balance sheet at June 30, 1994 includes a receivable due from insurance carriers, subject to litigation, of $560 million. Grace has also recorded a receivable of approximately $104 million for amounts to be received in 1994 to 1999 pursuant to settlement agreements previously entered into with certain insurance carriers.

     Although Grace cannot precisely estimate the amounts to be paid in 1994 in respect of asbestos-related lawsuits and claims, Grace expects that it will be required to expend approximately $50 million (pretax) in 1994 to defend and dispose of such lawsuits and claims (after giving effect to payments to be received from certain insurance carriers, as discussed above and in Note
     (b) to the consolidated financial statements in this Report).  As

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     indicated therein, the amounts reflected in the consolidated financial statements with respect to the probable cost of disposing of pending asbestos lawsuits and claims and probable recoveries from insurance carriers represent estimates; neither the outcomes of such lawsuits and claims nor the outcomes of Grace's ongoing litigations with certain of its insurance carriers can be predicted with certainty.

     ENVIRONMENTAL MATTERS

     In the first quarter of 1994, Grace recorded a charge primarily to provide for future environmental costs relating to a previously divested business. No other significant developments relating to environmental liabilities occurred in the first half of 1994.

     For additional information relating to environmental liabilities, see
     Note 11 to the consolidated financial statements in the Company's 1993 Annual Report on Form 10-K.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company's 1994 Annual Meeting of Shareholders ("Annual Meeting") was held on May 10, 1994. At the Annual Meeting, the Company's shareholders (a) elected seven Class II Directors for a term expiring in 1997; (b) ratified the selection of Price Waterhouse as independent accountants of the Company and its consolidated subsidiaries for 1994; (c) approved the Company's 1994 Stock Incentive Plan; (d) approved the Company's 1994 Stock Retainer Plan for Nonemployee Directors; (e) approved the Company's Long-Term Incentive Program;
(f) defeated a shareholder proposal requesting that the Company endorse the "CERES Principles" and take certain related actions; and (g) defeated a shareholder proposal requesting that Grace take certain actions with respect to its operation in Mexico.

          Following the Annual Meeting, eight Class III Directors, having terms expiring in 1995, and seven Class I Directors, having terms expiring in 1996, continued in office.

     The following sets forth the results of voting at the Annual Meeting:


                                                                         Votes
                                        ----------------------------------------------------------------------
     Matter                                For              Against*           Abstentions    Broker Non-Votes
     ------                                ---              --------           -----------    ----------------

ELECTION OF DIRECTORS*

  C. H. Erhart, Jr.                     86,681,540           1,002,913             -0-                 -0-
  V. A. Kamsky                          86,739,076             945,376             -0-                 -0-
  J. E. Phipps                          86,611,644           1,072,808             -0-                 -0-
  E. W. Pyne                            86,629,856           1,054,597             -0-                 -0-
  D. W. Robbins, Jr.                    86,622,318           1,062,135             -0-                 -0-
  W. Wood Prince                        86,230,384           1,454,069             -0-                 -0-
  D. L. Yunich                          86,539,455           1,144,997             -0-                 -0-

Selection of
 Independent
 Accountants                            87,065,271             403,641             215,540             -0-

Approval of
 1994 Stock
 Incentive Plan                         71,558,932          15,084,313           1,041,207             -0-

Approval of
 1994 Stock
 Retainer Plan                          83,903,666           2,661,776           1,119,010             -0-

Approval of
 Long-Term
 Incentive Program                      82,694,133           4,278,565             711,755             -0-

Shareholder
 Proposals

   CERES Principles                      3,560,182          67,900,308          13,452,537           2,771,425

   Mexican Operations                   11,450,053          66,013,595           7,449,331           2,771,474

- -----------------------
* With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either "for" or "withheld"; votes relating to directors designated above as "against" are votes cast as "withheld".

ITEM 5.   OTHER INFORMATION.

     (a) On July 1, 1994, Grace announced that it had completed the sales of its Endura Products and Diamonite Products Divisions, and that it had entered into a definitive agreement to sell its American Breeders Service and Caribbean Fertilizer businesses to an investor group organized by Ardshiel, Inc. Completion of the latter transaction is subject to various conditions and is expected to occur during the third quarter of 1994. Grace expects to receive a total of approximately $75 million from these transactions.

     (b) On August 4, 1994, Grace announced that it had entered into a definitive agreement to sell its battery separators business to a subsidiary of The InterTech Group, Inc., a privately held company based in Charleston, South Carolina. Grace's battery separators business involves the production of microporous insulating sheets placed between the reactive components in automotive, industrial and consumer batteries. Completion of the transaction is subject to various conditions and is expected to occur later in 1994.

     (c) On August 9, 1994, Grace completed the public offering of $300 million of 8% Notes Due 2004 ("Notes") at an initial public offering price of 99.794% of their principal amount. The net proceeds of the Notes was used to reduce commercial paper and bank borrowings incurred to finance capital expenditures and working capital requirements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  The following are being filed as exhibits to this Report:

          -- Amendment, dated as of May 16, 1994, to Credit Agreement, dated as of September 1, 1992, among W. R. Grace & Co.- Conn., W. R. Grace

               & Co., the banks and other financial institutions parties thereto (the "Banks") and Chemical Bank as agent for the Banks;

          -- weighted average number of shares and earnings used in per share computations; and

          -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

     (b) REPORTS ON FORM 8-K. During the quarter ended June 30, 1994, the Company filed a Report on Form 8-K dated June 14, 1994 relating to a decision by the United States Court of Appeals for the Second Circuit that had the effect of reducing the Company's insurance coverage relating to asbestos property damage litigation and claims. The Company also filed a Report on Form 8-K dated May 4, 1994 announcing its consolidated results of operations for the quarter ended March 31, 1994. The Company also filed a Report on Form 8-K dated May 3, 1994 announcing that it had entered into a Selling Agency Agreement relating to the offering from time to time of Medium-Term Notes, Series A, with an aggregate issue price of up to $300 million.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                W. R. GRACE & CO.
                                          ----------------------------
                                                  (Registrant)










Date: August 11, 1994                        By /s/ Richard N. Sukenik
                                                ----------------------------
                                                    Richard N. Sukenik
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                                W. R. GRACE & CO.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1994


                                  EXHIBIT INDEX

Exhibit No.                        Description
- ----------                         -----------

    4.1        Amendment, dated as of May 16, 1994, to
               Credit Agreement, dated as of September 1,
               1992, among W. R. Grace & Co.- Conn.,
               W. R. Grace & Co., the banks and other
               financial institutions parties thereto (the"Banks") and Chemical Bank as agent for the Banks.

    11         Weighted average number of shares and
               earnings used in per share computations

    12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends