Form 10-Q
period 1994-09-30
GRACE W R & CO /NY/
filed 1994-11-10
CIK 42872

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

                For the Quarterly Period Ended September 30, 1994


                          Commission File Number 1-3720

                                W. R. GRACE & CO.


                New York                               13-3461988
       --------------------------               -----------------------
        (State of Incorporation)                    (I.R.S. Employer
                                                   Identification No.)

                              One Town Center Road
                         Boca Raton, Florida  33486-1010
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

94,030,497 shares of Common Stock, $1.00 par value, were outstanding at October 31, 1994.

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

W. R. Grace & Co. and Subsidiaries                                   Three Months Ended       Nine Months Ended
Consolidated Statement of Operations (Unaudited)                        September 30,            September 30,
- --------------------------------------------------------------     ---------------------    --------------------
Dollars in millions, except per share                                1994         1993        1994        1993
- --------------------------------------------------------------     --------     --------    --------    --------
Sales and revenues . . . . . . . . . . . . . . . . . . . . . .     $1,306.7     $1,136.1    $3,620.4    $3,216.4
Other income . . . . . . . . . . . . . . . . . . . . . . . . .          5.4          5.6        41.9        33.5
                                                                   --------     --------    --------    --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,312.1      1,141.7     3,662.3     3,249.9
                                                                   --------     --------    --------    --------

Cost of goods sold and operating expenses. . . . . . . . . . .        755.4        660.1     2,157.5     1,896.6
Selling, general and administrative expenses . . . . . . . . .        300.9        259.7       858.4       758.5
Depreciation and amortization. . . . . . . . . . . . . . . . .         64.2         55.9       184.8       167.3
Interest expense and related financing costs . . . . . . . . .         30.2         22.5        75.9        63.8
Research and development expenses. . . . . . . . . . . . . . .         34.9         35.1       100.9       107.5
Provision relating to asbestos-related
    insurance coverage . . . . . . . . . . . . . . . . . . . .           --        475.0       316.0       475.0
                                                                   --------     --------    --------    --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,185.6      1,508.3     3,693.5     3,468.7
                                                                   --------     --------    --------    --------

Income/(loss) from continuing operations before
    income taxes . . . . . . . . . . . . . . . . . . . . . . .        126.5       (366.6)      (31.2)     (218.8)
Provision/(benefit) for income taxes . . . . . . . . . . . . .         50.5       (130.2)      (11.1)      (68.0)
                                                                   --------     --------    --------    --------

Income/(loss) from continuing operations . . . . . . . . . . .         76.0       (236.4)      (20.1)     (150.8)
Loss from discontinued operations. . . . . . . . . . . . . . .           --           --          --      (108.4)
                                                                   --------     --------    --------    --------

Net income/(loss). . . . . . . . . . . . . . . . . . . . . . .     $   76.0     $ (236.4)   $  (20.1)   $ (259.2)
                                                                   --------     --------    --------    --------
                                                                   --------     --------    --------    --------
- ----------------------------------------------------------------------------------------------------------------
Earnings/(loss) per share:
  Continuing operations. . . . . . . . . . . . . . . . . . . .     $    .81     $  (2.56)   $   (.22)   $  (1.66)
  Net income/(loss). . . . . . . . . . . . . . . . . . . . . .     $    .81     $  (2.56)   $   (.22)   $  (2.86)

Fully diluted earnings per share:
  Continuing operations. . . . . . . . . . . . . . . . . . . .     $    .80     $     --(1) $     --(1) $     --(1)
  Net income/(loss). . . . . . . . . . . . . . . . . . . . . .     $    .80     $     --(1) $     --(1) $     --(1)

Dividends declared per common share. . . . . . . . . . . . . .     $    .35     $    .35    $   1.05    $   1.05
- ----------------------------------------------------------------------------------------------------------------

(1)  Not presented as the effect is anti-dilutive.

                 The Notes to Consolidated Financial Statements
                    are an integral part of this statement.

W. R. Grace & Co. and Subsidiaries                                                            Nine Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                                September 30,
- ------------------------------------------------------------------------------------------   -------------------
Dollars in millions                                                                            1994        1993
- ------------------------------------------------------------------------------------------   -------     -------
OPERATING ACTIVITIES
  Loss from continuing operations before income taxes. . . . . . . . . . . . . . . . . . .   $ (31.2)    $(218.8)
  Reconciliation to cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     184.8       167.3
    Provision relating to asbestos-related insurance coverage. . . . . . . . . . . . . . .     316.0       475.0
    Changes in assets and liabilities, excluding businesses
        acquired/divested and foreign exchange effect:
      Increase in notes and accounts receivable, net . . . . . . . . . . . . . . . . . . .     (82.5)      (90.5)
      Increase in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (32.8)      (55.5)
      Net proceeds from asbestos-related insurance settlements . . . . . . . . . . . . . .     111.3        63.6
      Net expenditures for asbestos-related litigation . . . . . . . . . . . . . . . . . .    (124.7)     (117.2)
      Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (99.2)      (30.0)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6.0)       (1.0)
                                                                                             -------     -------
Net pretax cash provided by operating activities
    of continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     235.7       192.9
Net pretax cash provided by/(used for) operating activities
    of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34.3       (45.9)
                                                                                             -------     -------
Net pretax cash provided by operating activities . . . . . . . . . . . . . . . . . . . . .     270.0       147.0
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (82.4)      (64.3)
                                                                                             -------     -------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . .     187.6        82.7
                                                                                             -------     -------

INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (279.0)     (188.1)
  Businesses acquired in purchase transactions, net of cash acquired . . . . . . . . . . .    (206.7)     (268.2)
  Net proceeds from divestments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     191.5       418.6
  Net proceeds from sale/leaseback transactions. . . . . . . . . . . . . . . . . . . . . .         -        67.4
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29.6        (6.4)
                                                                                             -------     -------
  Net cash (used for)/provided by investing activities . . . . . . . . . . . . . . . . . .    (264.6)       23.3
                                                                                             -------     -------

FINANCING ACTIVITIES
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (99.0)      (96.0)
  Repayments of borrowings having original maturities in excess of three months. . . . . .     (82.9)     (503.8)
  Increase in borrowings having original maturities in excess of three months. . . . . . .     458.8       358.2
  Net (decrease)/increase in borrowings having original maturities
      of less than three months. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (208.3)      195.6
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16.9          .6
                                                                                             -------     -------
  Net cash provided by/(used for) financing activities . . . . . . . . . . . . . . . . . .      85.5       (45.4)
                                                                                             -------     -------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . . . . .        .7        (2.5)
                                                                                             -------     -------
Increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   9.2     $  58.1
                                                                                             -------     -------
                                                                                             -------     -------

                 The Notes to Consolidated Financial Statements
                    are integral parts of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
- --------------------------------------------------------------------------------
                                                                                    September 30,   December 31,
Dollars in millions, except par value                                                   1994           1993
- --------------------------------------------------------------------------------    -------------   ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .      $   56.8        $   47.6
  Notes and accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .         789.9           657.4
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         496.8           441.0
  Net assets of discontinued operations. . . . . . . . . . . . . . . . . . . . .         608.8           761.3
  Deferred income taxes, current . . . . . . . . . . . . . . . . . . . . . . . .          36.6            31.8
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61.2            36.2
                                                                                      --------        --------
    Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,050.1         1,975.3

Properties and equipment, net of accumulated depreciation and amortization
    of $1,457.6 and $1,323.7, respectively . . . . . . . . . . . . . . . . . . .       1,587.2         1,454.1
Goodwill, less accumulated amortization of $65.2 and $53.2, respectively . . . .         609.8           481.6
Asbestos-related insurance receivable. . . . . . . . . . . . . . . . . . . . . .         560.0           962.3
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,292.7         1,235.3
                                                                                      --------        --------
    TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $6,099.8        $6,108.6
                                                                                      --------        --------
                                                                                      --------        --------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  413.3        $  532.6
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         267.1           414.6
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         130.6           126.5
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         730.3           621.9
  Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         297.0           297.0
                                                                                      --------        --------
    Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       1,838.3         1,992.6

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,468.2         1,173.5
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         639.4           613.8
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          94.2            97.4
Noncurrent liability for asbestos-related litigation . . . . . . . . . . . . . .         616.0           713.7
                                                                                      --------        --------
    Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,656.1         4,591.0
                                                                                      --------        --------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stocks, $100 par value . . . . . . . . . . . . . . . . . . . . . . .           7.4             7.4
  Common stock, $1 par value . . . . . . . . . . . . . . . . . . . . . . . . . .          94.1            93.5
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         304.5           287.8
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,077.1         1,196.2
  Cumulative translation adjustments . . . . . . . . . . . . . . . . . . . . . .         (39.4)          (67.3)
                                                                                      --------        --------
    Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .       1,443.7         1,517.6
                                                                                      --------        --------

    TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $6,099.8        $6,108.6
                                                                                      --------        --------
                                                                                      --------        --------

                 The Notes to Consolidated Financial Statements
                    are integral parts of these statements.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

(a) The financial statements in this Report at September 30, 1994 and 1993 and for the three- and nine-month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1993 Annual Report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three- and nine-month interim periods ended September 30, 1994 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1994.

(b) As previously reported, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 38,100 asbestos-related lawsuits at both September 30, 1994 (73 involving claims for property damage and the remainder involving approximately 61,700 claims for personal injury) and December 31, 1993 (92 involving claims for property damage and the remainder involving approximately 56,600 claims for personal injury). During the first nine months of 1994, 5 property damage lawsuits against Grace were dismissed; judgment was entered in favor of Grace in 2 property damage cases (one of which had been on appeal and is now final); 19 additional property damage lawsuits were settled for a total of $28; and 7 new property damage lawsuits were filed. During this period, Grace also recorded settlements of approximately 3,900 personal injury claims for $13.3 and dismissals of approximately 2,200 personal injury claims.

     On September 1, 1993, the U.S. Court of Appeals for the Second Circuit issued a decision that had the effect of reducing the amount of insurance coverage available to Grace with respect to asbestos property damage litigation and claims. Grace recorded a non-cash charge of $475 ($300 after taxes) in the 1993 third quarter to reflect this reduction, but reversed $316 ($200 after taxes) of the charge in the 1993 fourth quarter, after the Court withdrew its September 1993 decision and agreed to rehear the case. On May 16, 1994, the Court issued a new decision confirming its September 1, 1993 decision. As a result, Grace recorded a non-cash charge of $200 after taxes in the second quarter of 1994 to reflect the reduction in asbestos property damage insurance coverage.

     In July 1994, a South Carolina state court judge dismissed the claims of most class members from a purported nationwide class action asbestos property damage lawsuit pending in a South Carolina state court (ANDERSON MEMORIAL HOSPITAL, ET AL. V. W. R. GRACE & CO., ET AL.). In his ruling, the judge determined that a South Carolina statute prohibits non-residents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested the Court to reconsider its decision.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


     In August 1994, Grace entered into an agreement to settle IN RE: ASBESTOS SCHOOL LITIGATION, a nationwide class action pending in the U. S. District Court for the Eastern District of Pennsylvania on behalf of all public and private elementary and secondary schools that contain friable asbestos materials (other than schools that have "opted out" of the class). The terms of the settlement agreement (which is subject to judicial review and approval after class members have an opportunity to be heard) are not expected to have a significant effect on Grace's consolidated results of operations or its financial position.

     In Grace's opinion (based upon and subject to the factors discussed in Note 2 to Grace's consolidated financial statements for the year ended December 31, 1993), it is probable that the personal injury and property damage lawsuits pending at September 30, 1994 can be disposed of for a total of $716, inclusive of legal fees and expenses, of which Grace has recorded $616 as a noncurrent liability and $100 as a current liability. This compares to the estimated liability (current and noncurrent) of $813.7 at December 31, 1993, the decrease being attributable to payments made by Grace in the first nine months of 1994. In addition, Grace has recorded a receivable of $560 for the insurance proceeds it expects to receive in reimbursement for prior payments and estimated future payments to dispose of asbestos-related litigation. The amount of this receivable has declined from $962.3 at December 31, 1993 due to the net insurance proceeds received during the first nine months of 1994 and the special non-cash charge recorded in the second quarter of 1994 as a result of the May 16, 1994 decision referred to above.

     In the first nine months of 1994, Grace received a total of $136.6 pursuant to settlements with certain insurance carriers in reimbursement for monies previously paid by Grace in connection with asbestos-related litigation; of this amount, $25 was received pursuant to settlements entered into in 1993, which amount had been classified as notes receivable in the financial statements. A portion of the $136.6 has been paid to plaintiffs in previously settled asbestos-related lawsuits.

     Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers that had agreed to a settlement and had made a series of payments under that agreement in 1993. The group of carriers subsequently notified Grace that it would no longer honor the agreement (which had not been executed) due to the September 1, 1993 U.S. Court of Appeals decision discussed above. Grace believes that the settlement agreement (which involves approximately $200 of the asbestos-related receivable of $560 at September 30, 1994) is binding and initiated action to enforce the settlement agreement. In January 1994, the U.S. District Court for the Eastern District of Texas held the agreement to be enforceable. The affiliated group of carriers has appealed this ruling to the U.S. Court of Appeals for the Fifth Circuit and has sought to attack it in a collateral action in the U.S. District Court for the Southern District of New York; however, Grace has successfully stayed this collateral attack.

     Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (reflected in the receivable discussed above), along

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


     with other funds, will be available to satisfy the personal injury and property damage lawsuits and claims pending at September 30, 1994. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material effect on its consolidated results of operations or financial position.

     For additional information, see Note 2 to the consolidated financial statements in the Company's 1993 Annual Report on Form 10-K.

(c) Minority interests consists primarily of a limited partnership interest in Grace Cocoa Associates, L.P. (LP). LP's assets consist of Grace's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities and guaranteed by the Company and its principal operating subsidiary, and cash. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements and the outside investors' interest in LP is reflected as a minority interest. The intercompany notes held by LP are eliminated in preparing the consolidated financial statements and, therefore, have not been classified as pertaining to discontinued operations.

     The net assets of Grace's discontinued operations (excluding intercompany assets) at September 30, 1994 were as follows:

                                            Battery
                                           Separators   Grace
                                   Cocoa    and EMS     Energy  Other     Total
                                   ------  ----------   ------  ------  --------
Current assets                     $290.9    $100.9     $ 11.7  $ 16.1  $  419.6
Properties and equipment, net       178.5     134.6      127.4    19.5     460.0
Investments in and advances to
    affiliated companies               --       5.5        4.1    36.2      45.8
Other noncurrent assets              46.9      22.1       11.0    34.8     114.8
                                   ------    ------     ------  ------  --------
      Total assets                 $516.3    $263.1     $154.2  $106.6  $1,040.2
                                   ------    ------     ------  ------  --------
Current liabilities                $184.4    $ 60.2     $ 14.9  $ 15.9  $  275.4
Other noncurrent liabilities         83.4      51.2       20.2     1.2     156.0
                                   ------    ------     ------  ------  --------
      Total liabilities            $267.8    $111.4     $ 35.1  $ 17.1  $  431.4
                                   ------    ------     ------  ------  --------
      Net assets                   $248.5    $151.7     $119.1  $ 89.5  $  608.8
                                   ------    ------     ------  ------  --------
                                   ------    ------     ------  ------  --------

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                              (Dollars in millions)


(d)  Inventories consist of:


                                                  September 30,   December 31,
                                                       1994           1993
                                                  -------------   ------------
Raw and packaging materials                           $126.1         $111.4
In process                                              73.2           59.9
Finished products                                      337.2          310.3
                                                      ------         ------

                                                       536.5          481.6
Less:  Adjustment of certain inventories
to a last-in/first-out (LIFO) basis                    (39.7)         (40.6)
                                                      ------         ------
    Total Inventories                                 $496.8         $441.0
                                                      ------         ------
                                                      ------         ------


(e) Earnings per share are calculated on the basis of the following weighted average number of common shares outstanding:

                        Three Months Ended September 30:
                                1994 - 93,995,000
                                1993 - 92,295,000
                         Nine Months Ended September 30:
                                1994 - 93,893,000
                                1993 - 90,829,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     (a)  REVIEW OF OPERATIONS

          (1) OVERVIEW:

     In the third quarter and first nine months of 1994, sales and revenues Increased 15% and 13%, respectively, over the comparable periods of 1993. Income from continuing operations for the third quarter and first nine months of 1994 increased 19% and 21%, to $76 million and $179.9 million, respectively, as compared to the 1993 periods, excluding non-cash charges of $200 million and $300 million after taxes ($316 million and $475 million pretax) recorded in the 1994 second quarter and 1993 third quarter, respectively, to reflect a reduction in insurance coverage for asbestos property damage lawsuits and claims (see Note (b) to the consolidated financial statements in this Report). Including the provision recorded in the second quarter, Grace reported a loss from continuing operations of $20.1 million for the first nine months of 1994.

          (2) OPERATING RESULTS:

     The following table compares segment results for the 1994 third quarter and first nine months to results for the comparable periods of 1993:


W. R. Grace & Co. and Subsidiaries           Three Months Ended             Nine Months Ended
Operating Results                               September 30,                 September 30,
- -----------------------------------    --------------------------       ------------------------
Dollars in millions                     1994               1993           1994           1993
- -----------------------------------    -----------     ----------       ----------     ---------
Sales and Revenues
- -------------------
Specialty Chemicals                    $   815.5       $   734.7         $2,273.8      $2,112.7
Health Care                                491.2           401.4          1,346.6       1,103.7
                                       ---------       ---------         --------      --------
     Total                             $ 1,306.7       $ 1,136.1         $3,620.4      $3,216.4
                                       ---------       ---------         --------      --------
                                       ---------       ---------         --------      --------

Operating Income Before Taxes (i)
- -----------------------------------
Specialty Chemicals                    $    90.5       $    80.4         $  209.6      $  188.9
Health Care                                 66.4            54.0            168.0         135.4
                                       ---------       ---------         --------      --------
     Total                             $   156.9       $   134.4         $  377.6      $  324.3
                                       ---------       ---------         --------      --------
                                       ---------       ---------         --------      --------

(i) Segment results for the 1993 periods have been reclassified to conform to the 1994 basis of presentation. Segment results reflect the allocation of corporate overhead and corporate research expenses. Corporate interest, financing costs and nonallocable expenses (such as those associated with divested businesses) are not included in the segment results.

                                       I-8

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


SPECIALTY CHEMICALS

In the third quarter and first nine months of 1994, sales and revenues increased 11% and 8%, respectively, over the comparable 1993 periods, reflecting favorable volume variances estimated at 9% and 7% for the third quarter and first nine months of 1994, respectively, a favorable price/product mix variance estimated at 1% for the first nine months of 1994 (the price/product mix variance was negligible for the third quarter of 1994), and a favorable currency translation variance estimated at 2% for the third quarter of 1994 (the currency translation variance was negligible for the first nine months of 1994). Volume increases were experienced by all core product lines, except for fluid cracking catalysts in North America caused by customers' cracking better quality crude (requiring fewer catalysts) and an increase versus 1993 in customer maintenance shutdowns. The volume increases in packaging were due to improved sales of bags, films and laminates; those in construction products reflected the acquisition of concrete admixture businesses in the first quarter of 1994 and improving construction markets in North America and Europe; those in water treatment were due to improving conditions in the paper industry process chemicals business in Europe and strong seasonal sales to the sugar and alcohol industries in Latin America; those in container were due to improvement in market share in Latin America; those in polyolefin catalysts were due to improving market conditions in Europe and Asia Pacific; and those in silica products in North America were due to strong sales of dentifrice silica.

Operating income before taxes increased 13% in the third quarter of 1994 compared to the third quarter of 1993. North American results were down in the 1994 quarter, primarily due to reduced profitability in fluid cracking catalysts (due to the volume decreases noted above), partially offset by strong growth in construction products (primarily concrete products, due to the volume increases noted above); North American results in packaging were flat versus the 1993 quarter due to one-time printing costs associated with revised U. S. Food and Drug Administration (FDA) nutritional labeling requirements, increased raw material prices and start-up and production support costs for new production capacity. European results were favorable versus the 1993 third quarter, primarily due to improvements in fluid cracking catalysts (reflecting improvement in market share) and polyolefin catalysts, paper industry process chemicals business and packaging (due to the volume increases noted above), partially offset by costs associated with streamlining packaging operations in Europe. In Asia Pacific, favorable results were achieved versus the 1993 third quarter, primarily in fluid cracking catalysts (reflecting improvement in market share) and container products (due to improvement in market share and savings achieved from cost containment efforts). Latin American results were favorable to those for the 1993 third quarter, primarily in packaging (due to volume increases in bags, films and laminates), water treatment (due to the volume increases noted above) and container (due to the volume increases noted above and cost containment efforts); Latin American results also benefited from improving economic conditions in Brazil.

For the first nine months of 1994, operating income increased 11% over the comparable period of 1993, primarily due to the significant growth in packaging and construction products discussed above, partially offset by unfavorable results in water treatment, primarily due to costs associated with streamlining operations in Europe.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


HEALTH CARE

Sales and revenues for both the third quarter and first nine months of 1994 increased by 22% over the comparable periods of 1993. These improvements were due to increases of 26% and 25%, respectively, in kidney dialysis services and 37% and 51%, respectively, in home health care operations, offset by decreases of 5% and 9%, respectively, in medical products operations. The decrease in medical products operations in the third quarter primarily reflects a decline in renal products sales, while the decrease for the first nine months was primarily due to a decline in bloodline sales resulting from import alerts issued in the 1993 second quarter (see discussion below). 1994 third quarter and nine month kidney dialysis services results include centers acquired since the third quarter of 1993, and home health care operations include the results of Home Nutritional Services, Inc. (HNS), a national provider of home infusion therapy services acquired in April 1994. The number of centers providing dialysis and related services increased 9%, from 493 at September 30, 1993 to 539 at September 30, 1994 (499 in North America, 37 in Europe , 2 in Latin America and 1 in Asia Pacific).

Operating income before taxes in the third quarter and first nine months of 1994 increased by 23% and 24%, respectively, over the 1993 periods. 1994 third quarter and first nine months results for all health care businesses benefited from the acquisitions made in the fourth quarter of 1993 and first nine months of 1994, and continued improvements in cost controls, operating efficiencies and/or capacity utilization. These favorable results were partially offset by the costs of improving and expanding quality assurance systems for medical products manufacturing operations (see discussion below).

In 1993, the FDA issued import alerts with respect to (1) hemodialysis bloodlines manufactured at the plant of National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, located in Reynosa, Mexico and (2) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the U. S. until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing for the resumption of importation of bloodlines and hemodialyzers following certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. In accordance with the consent decree, NMC certified compliance to the FDA with respect to the Reynosa, Mexico facility in January 1994, and the FDA lifted the bloodline import alert in March 1994 following a thorough reinspection by the FDA and a commitment by NMC to finish certain studies by May 1994 and, in the interim, to perform additional product testing. NMC has completed the studies, as requested. Certification of compliance at the Dublin, Ireland facility was submitted to the FDA in April 1994. The consent decree also requires NMC to certify and maintain compliance with applicable FDA device manufacturing laws and regulations at all of its U.S. manufacturing facilities. NMC has conducted a full review of its facilities and upgraded, as necessary, all of its quality assurance systems. No fines or penalties were imposed on NMC as a result of any of the FDA's actions relating to the import alerts or in connection with the consent decree. Neither the import alerts nor previously reported recalls of certain NMC products are expected to have a material effect on Grace's consolidated results of operations or financial position.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)

     (3) STATEMENT OF OPERATIONS:

OTHER INCOME

Other income includes, among other things, interest income, dividends, royalties from licensing agreements, and equity in earnings of affiliated companies. Other income for the first nine months of 1994 also includes a $27 million gain (pre- and after-tax) from the January 1994 sale of Grace's remaining interest in The Restaurant Enterprise Group, Inc. (REG).

INTEREST EXPENSE AND RELATED FINANCING COSTS

Interest expense and related financing costs increased by 34% and 19% in the third quarter and first nine months of 1994, respectively, versus the comparable 1993 periods, primarily due to higher debt levels and higher average short-term interest rates, coupled with an increase in related financing costs.

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

Research and Development Expenses

Research and development spending decreased by 1% and 6% in the third quarter and first nine months of 1994, respectively, versus the 1993 periods. Research and development spending is now directed primarily toward Grace's core specialty chemicals and health care businesses.

INCOME TAXES

The effective tax rate for the third quarter of 1994 was 39.9%. The effective tax rate for the first nine months of 1994 was also 39.9%, excluding the asbestos-related provision and the gain on the REG transaction, discussed above, and a $26 million provision ($40 million pretax) for environmental costs and workforce reductions recorded in the first quarter of 1994. The effective tax rates for the third quarter and first nine months of 1993 were 41.3% and 41.8%, respectively, excluding the provision for asbestos-related litigation and claims discussed above.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


LOSS FROM DISCONTINUED OPERATIONS

In the second quarter of 1993, Grace restated its financial statements to reflect the classification of certain businesses as discontinued operations. For additional information, see Note 6 to the consolidated financial statements in the Company's 1993 Annual Report on Form 10-K.


(b)  FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1994, the net pretax cash flow provided by Grace's continuing operating activities was $235.7 million, versus $192.9 million in the first nine months of 1993, with the increase primarily due to improved operating results. Net pretax cash provided by operating activities in the first nine months of 1994 and 1993 also reflects net cash outflows of $13.4 million and $53.6 million, respectively, reflecting amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation, net of settlements with certain insurance carriers (see discussion below). After giving effect to discontinued operations and payments of income taxes, the net cash provided by operating activities was $187.6 million in the first nine months of 1994 versus $82.7 million in the first nine months of 1993.

Investing activities used $264.6 million of cash in the first nine months of 1994, largely reflecting capital expenditures and business acquisitions and investments, primarily the acquisitions of HNS (for approximately $90 million exclusive of cash acquired and assumed debt of approximately $30 million), kidney dialysis centers, and concrete admixture businesses. These investing activities were offset by net proceeds of $191.5 million from divestments, primarily the disposition of Grace's remaining interest in REG in the first quarter of 1994; the second quarter 1994 divestments of Grace's blow-molded plastic case business; its Endura Products Division, a custom saturator and coater of specialty papers for the tape industry; and its Diamonite Products Division, a manufacturer of technical ceramics for a broad range of industrial applications; and the third quarter 1994 divestments of Grace's American Breeders Service and Caribbean Fertilizer businesses and Chomerics, Inc., a manufacturer of electromagnetic interference shielding materials and thermal interface products.

Net cash provided by financing activities in the first nine months of 1994 was $85.5 million, primarily reflecting an increase in total debt from year-end 1993, offset by the payment of $99 million of dividends. Total debt was approximately $1.9 billion at September 30, 1994, an increase of $175.4 million from December 31, 1993. Grace's total debt as a percentage of total capital (debt ratio) increased from 52.9% at December 31, 1993 to 56.6% at September 30, 1994, as a result of the $200 million provision recorded in the 1994 second quarter, as discussed in Note (b) to the consolidated financial statements in this Report, and the increase in total debt.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


In April 1994, Grace entered into a Selling Agency Agreement relating to the offering from time to time of up to $300 million (issue price) of Medium-Term Notes, Series A (MTNs). Through September 30, 1994, Grace issued $128.5 million principal amount of MTNs and applied the net proceeds therefrom to reduce commercial paper and/or bank borrowings. The MTNs mature at various dates from 1996 to 1999 and bear interest at rates ranging from 6.55% to 7.84% per annum, or at rates based upon Eurodollar rates.

In August 1994, Grace sold $300 million principal amount of 8% Notes Due 2004. The net proceeds from the sale of these Notes were used to reduce commercial paper and/or bank borrowings.

Effective September 1, 1994, Grace replaced its $1,225 million bank revolving credit agreement with new credit agreements under which it may borrow up to $750 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $375 million is available under a 364-day credit agreement that terminates on August 31, 1995, and $375 million is available under a long-term revolving credit agreement that terminates on September 1, 1999.

Grace expects to satisfy its 1994 cash requirements from the following sources:
(1) funds generated by operations, (2) proceeds from divestments and (3) financings. Such financings are expected to include new borrowings, the availability and cost of which will depend upon general economic and market conditions.

On October 19, 1994, Grace announced that it had entered into a definitive agreement to sell its printing products business. Grace's printing product business produces photopolymer printing plates, offset printing blankets and rubber-based covers for industrial rollers. Completion of the transaction is subject to various conditions and is expected to occur in the fourth quarter of 1994. Grace has also announced a definitive agreement to sell its battery separators business and an agreement on the principal terms of the sale of substantially all of its interest in Colowyo Coal Company. Grace expects these transactions to be completed in the 1994 fourth quarter, with total proceeds approximating $450 million.

On November 7, 1994, Grace announced that it had acquired for approximately $40 million Schurpack Multiflex GmbH, a German company that produces and sells flexible plastic packaging materials in the form of laminates, bags and pouches to the food processing industry in Europe.

ASBESTOS-RELATED MATTERS

As reported in Note (b) to the consolidated financial statements in this Report, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In the first nine months of 1994, Grace paid $13.4 million in connection with the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received from settlements with certain insurance carriers. During the second quarter of 1994, Grace recorded a non-cash charge of $200 million after taxes to reflect a court decision that had the effect of reducing Grace's insurance coverage for asbestos property damage lawsuits and claims.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


The balance sheet at September 30, 1994 includes a receivable due from insurance carriers, subject to litigation, of $560 million. Grace has also recorded notes receivable of approximately $89 million for amounts to be received in 1994 to 1999 pursuant to settlement agreements previously entered into with certain insurance carriers.

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

ENVIRONMENTAL MATTERS

In the first quarter of 1994, Grace recorded a charge primarily to provide for future environmental costs relating to a previously divested business. No other significant developments relating to environmental liabilities occurred in the first nine months of 1994.

For additional information relating to environmental liabilities, see Note 11 to the consolidated financial statements in the Company's 1993 Annual Report on Form 10-K.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     (a) Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

     (b) Reference is made to the Company's 1993 Annual Report on Form 10-K for information concerning a lawsuit relating to Grace's 1991 demolition of a mill in Libby, Montana. In May 1994, Grace signed a Consent Decree pursuant to which it would pay penalties of $510,000 and implement certain procedures under the Clean Air Act at 28 facilities. The Consent Decree is subject to final approval by the United States District Court for the District of Montana, Great Falls Division, which is expected in the fourth quarter of 1994.

ITEM 5.   OTHER INFORMATION.

     (a) On August 4, 1994, Grace announced that it had entered into a definitive agreement to sell its battery separators business to a subsidiary of The InterTech Group, Inc., a privately held company. Grace's battery separators business involves the production of microporous insulating sheets placed between the reactive components in automotive, industrial and consumer batteries. Completion of the transaction is subject to various conditions and is expected to occur in the fourth quarter of 1994.

     (b) On August 9, 1994, Grace completed the public offering of $300 million of 8% Notes Due 2004 ("Notes") at an initial public offering price of 99.794% of their principal amount. The net proceeds of the Notes were used to reduce commercial paper and bank borrowings incurred to finance capital expenditures and working capital requirements.


     (c) On August 16, 1994, Grace announced that it had completed the previously announced sale of its American Breeders Service and Caribbean Fer-tilizer businesses to a company owned by an investor group organized by Ard-shiel, Inc. for a combined purchase price of approximately $39 million in cash, subject to a post-closing adjustment.


     (d) On October 3, 1994, Grace announced that it had completed the sale of its Chomerics, Inc. unit, a manufacturer of electromagnetic interference shielding materials and thermal interface products, to Parker-Hannifin Corpo-ration for approximately $40 million in cash, subject to a post-closing ad-justment.


     (e) On October 19, 1994, Grace announced that it had entered into a definitive agreement to sell its printing products business to Print Tech International, Inc., a new company to be formed by the management of the busi-ness and by an investor group, and that it had reached an agreement in principle to sell a related printing products unit to a third party. The combined purchase price for these transactions is approximately $144 million, and Grace expects the transactions to be completed by the end of 1994.


     (f) On November 7, 1994, Grace announced that it had acquired for approxi-mately $40 million Schurpack Multiflex GmbH, a German company that produces and sells flexible plastic packaging materials in the form of laminates, bags and pouches to the food processing industry in Europe.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  EXHIBITS.  The following are being filed as exhibits to this Report:


          -- 364-Day Credit Agreement, dated as of September 1, 1994, among the Company, its principal operating subsidiary, the several banks parties thereto and Chemical Bank, as agent for such banks;


          -- Credit Agreement, dated as of September 1, 1994, among the Company, its principal operating subsidiary, the several banks parties thereto and Chemical Bank, as agent for such banks;


          -- weighted average number of shares and earnings used in per share computations;


          -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends; and


          --   financial data schedule.


     (b) REPORTS ON FORM 8-K. The Company filed a Report on Form 8-K dated July 26, 1994 regarding the announcement of its consolidated results of opera-tions for the quarter ended June 30, 1994. The Company also filed a Report on Form 8-K dated August 8, 1994 relating to the offering of the Notes referred to in Item 5(b) above.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the un-dersigned thereunto duly authorized.

                                                W. R. GRACE & CO.
                                               -----------------------
                                                (Registrant)












Date: November 10, 1994                 By /s/ Richard N. Sukenik
                                           ----------------------------
                                              Richard N. Sukenik
                                        Vice President and Controller
                                       (Principal Accounting Officer)

                               W. R. GRACE & CO.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                  EXHIBIT INDEX


EXHIBIT NO.                                   DESCRIPTION
- -----------                                   ------------

   4.1 364-Day Credit Agreement, dated as of September 1, 1994, among the Company, its principal operating subsidiary, the several banks parties thereto and Chemical Bank, as agent for such banks.

   4.2 Credit Agreement, dated as of September 1, 1994, among the Company, its principal operating subsidiary, the several banks parties thereto and Chemical Bank, as agent for such banks.

   11 Weighted average number of shares and earnings used in per share computations

   12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

   27          Financial Data Schedule