Form 10-K
GRACE W R & CO /NY/
filed 1995-03-31
CIK 42872

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994       Commission file number 1-3720

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

Common Stock, $1 par value           }     New York Stock Exchange, Inc.
Common Stock Purchase Rights         }     Chicago Stock Exchange, Incorporated

7-3/4% Notes Due 2002                }
 (issued by W. R. Grace & Co.-Conn., }     New York Stock Exchange, Inc.
 a wholly owned subsidiary) and      }
 related Guarantees                  }

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                   None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---       ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                   ---

   The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $3.6 billion at February 1, 1995.

   At March 1, 1995, 94,250,680 shares of W. R. Grace & Co. Common Stock, $1 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENT                        WHERE INCORPORATED

Proxy Statement for Annual Meeting to be
 held May 10, 1995 (specified portions)           Part III


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
           Introduction. . . . . . . . . . . . . . . . . . . . . . . . . . .  1
           Strategic Restructuring . . . . . . . . . . . . . . . . . . . . .  1
           Industry Segments . . . . . . . . . . . . . . . . . . . . . . . .  4
             Specialty Chemicals . . . . . . . . . . . . . . . . . . . . . .  4
             Health Care . . . . . . . . . . . . . . . . . . . . . . . . . .  9
           Other Operations. . . . . . . . . . . . . . . . . . . . . . . . . 12
           Research Activities . . . . . . . . . . . . . . . . . . . . . . . 12
           Environmental, Health and Safety Matters. . . . . . . . . . . . . 13
           Materials and Energy. . . . . . . . . . . . . . . . . . . . . . . 14
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 4.  Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                     PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . . . . . . . . . . . 23
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 24
Item 7.  Management's Discussion and Analysis of Finan-
           cial Condition and Results of Operations. . . . . . . . . . . . . 24
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . 25
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure. . . . . . . . . . . . . . 25

                                    PART III

Item 10. Directors and Executive Officers of the
           Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 25
Item 12. Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . . . . . . . . . 25
Item 13. Certain Relationships and Related Transactions. . . . . . . . . . . 25

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Financial Supplement . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

                                     PART I


ITEM 1. BUSINESS.

INTRODUCTION

     W. R. Grace & Co., through its subsidiaries, is primarily engaged in the specialty chemical business on a worldwide basis and in specialized health care activities. In its chemical operations, Grace develops, manufactures and markets specialty chemicals and materials and related systems. In health care, Grace is primarily engaged in supplying kidney dialysis services; in providing home infusion, home respiratory therapy and home health services; and in the manufacture and sale of products and equipment used to provide dialysis and other medical services.

     As used in this Report, the term "Company" refers to W. R. Grace & Co., a New York corporation, and the term "Grace" refers to the Company and/or one or more of its subsidiaries. Grace's principal executive offices are located at One Town Center Road, Boca Raton, Florida 33486-1010, and its telephone number is 407/362-2000. At year-end 1994, Grace had approximately 38,000 full-time employees worldwide in its continuing operations (approximately 2,400 in discontinued operations).

     Grace's Consolidated Financial Statements for the three years in the period ended December 31, 1994 ("Consolidated Financial Statements") and certain other financial information included in the Company's 1994 Annual Report to Shareholders are set forth in the Financial Supplement to this Report and incorporated by reference herein.


STRATEGIC RESTRUCTURING

     In 1991, Grace announced a new corporate strategy with the principal objective of enhancing shareholder value. The major components of the strategy are (a) focusing on core businesses to accelerate profitable growth; (b) upgrading financial performance, principally by selling or monetizing noncore businesses, managing debt levels consistent with profitable growth opportuni-ties, and reducing overhead; and (c) integrating corporate and operating unit functions through global product line management.

     The core businesses referred to above are health care, packaging, catalysts and other silica-based products, construction products, water treatment and process chemicals, and container products. As part of its corporate strategy, Grace has reorganized the management of these core businesses on the basis of global product lines. Grace also has organized task forces that have developed and are implementing "best practices" relating to financial systems and processes, information systems, human resources, logistics and other management functions; has implemented processes to better allocate capital among its businesses; and has retired or refinanced substantially all of its higher-cost debt.

     SALE AND MONETIZATION OF NONCORE BUSINESSES. Pursuant to its strategy, Grace has substantially completed the sale or monetization of its noncore businesses. In 1991, Grace sold its specialty textiles business; its automotive chemicals and sound deadening components businesses; investments in two pharmaceutical businesses; its Trinidadian fertilizer operations; its animal feed businesses; its polyurethane foam sealant manufacturing business; and its Japanese microwave products business. In 1992, Grace sold its book, video and software distribution businesses and its organic chemicals business and related assets. In 1992, Grace also completed a transaction to monetize a portion of its cocoa and chocolate business by selling a 21% limited partnership interest in Grace Cocoa Associates, L.P. ("Grace Cocoa"), which owns this business and other assets, resulting in Grace's receipt of approximately $300 million in cash.

     During 1993, Grace sold a number of noncore businesses and corporate investments, including substantially all of its oil and gas and energy services businesses, a 50% interest in a Japanese chemical business, a food hygiene services business and minority investments in Grace-Sierra Horticultural Products Company and Canonie Environmental Services Corp.

     In 1994, Grace continued its strategic restructuring by disposing of noncore businesses for gross proceeds of approximately $646 million, including substantially all of its interest in Colowyo Coal Company; its printing products business and a related unit; its battery separators business; its interest in The Restaurant Enterprises Group, Inc.; its electromagnetic interference shielding materials and thermal interface products businesses; its American Breeders Service and Caribbean fertilizer businesses; and its specialty paper and structural ceramics parts businesses.

     Grace is actively pursuing the disposition of its remaining noncore businesses and expects to complete their disposition in 1995.

     STRATEGIC ACQUISITIONS AND OTHER INITIATIVES. As part of its strategy to focus on core business growth, Grace has made, and expects to continue to make, strategic acquisitions directly related to its core businesses, including acquisitions intended to expand its core businesses outside the United States. In 1992, Grace acquired the North American food service packaging business of Du Pont Canada. In 1993, Grace acquired (a) the water treatment and related operations of Aquatec Quimica S.A. of Brazil, which has significant operations throughout South America, as well as opera-tions in Portugal and the United States; and (b) the Katalistics fluid cracking catalyst additive business previously owned by a joint venture between Union Carbide Corporation and AlliedSignal Inc.

     In the 1992-93 period, Grace acquired Home Intensive Care, Inc., a United States provider of alternate site infusion therapy and dialysis health care services, for approximately $136 million in cash (inclusive of expenses and assumed debt); regional United States providers of home infusion therapy services and home support nursing services, as well as additional dialysis centers located primarily in the United States, for a total of approximately $128 million; Riggers Medizintechnik GmbH, a German manufacturer and distributor of dialysis products, for approximately $30 million (inclusive of expenses and assumed debt); the Renacare unit of Lloyds Chemists plc, the leading United Kingdom producer of dialysis concentrate and a distributor of associated products, for approximately $10 million in cash; and Virginia-based American Homecare Equipment, Inc., a provider of home infusion and respiratory therapy services, for approximately 116,000 shares of the Company's common stock and other consideration. In 1993, Grace also formed a 51%-owned joint venture with a large chemical and industrial concern headquartered in Volgograd, Russia, to produce flexible packaging for sale throughout the Commonwealth of Independent States; the joint venture began production in the third quarter of 1994.

     In 1994, Grace made acquisitions totaling $351.7 million (inclusive of cash acquired and debt assumed), primarily in its health care, construction products and packaging product lines. These acquisitions included Home Nutritional Services, Inc., a United States provider of home infusion therapy services, for approximately $132 million (inclusive of expenses and assumed debt); 56 United States dialysis clinics and 34 dialysis clinics and 8 laboratories located in Europe, Latin America and the Asia Pacific area for a total of approximately $146 million; the Schur Multiflex group of European flexible packaging businesses; construction chemicals businesses; and ADTEC AB, a worldwide market-er of pollution control equipment headquartered in Goteberg, Sweden. In addition, during 1994 Grace and a family-owned company based in Singapore agreed to form a joint venture in Malaysia; Grace would hold a 51% interest in the joint venture, which would produce rigid plastic packaging products for sale throughout Southeast Asia. In 1994, Grace also formed a 51%-owned joint venture with an Indian company to supply water treatment products and services in India.

     See Notes 3, 6, 11 and 12 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

INDUSTRY SEGMENTS

     Information concerning the sales and revenues, pretax operating profit and identifiable assets of Grace's continuing operations by industry segment and geographic area for 1994, 1993 and 1992 is contained in Note 17 to the Consolidated Financial Statements in the Financial Supplement.


                               SPECIALTY CHEMICALS

     Grace's specialty chemical operations consist principally of the development, manufacture and sale of products and systems in five core market groups (see "Strategic Restructuring" above). These products and systems typically serve highly specialized markets and represent an important component (but a relatively small portion of the cost) of the end products in which they are used. Accordingly, competition is based primarily on technological capability, customer service and product quality. Grace's specialty chemical products and systems are marketed primarily through direct sales organizations.

     The following is a description of the products and services provided by each of Grace's core specialty chemical businesses.

     PACKAGING. Grace's packaging business ("Grace Packaging") provides high-performance total packaging systems on a worldwide basis, competing principally by providing superior quality products and services for specialized customer needs. The principal products and services provided by Grace Packaging are (a) flexible plastic packaging systems (including material, equipment and services) for a broad range of perishable foods such as meat, prepared foods, baked goods, poultry, produce, cheese, and smoked and processed meat products; (b) shrink films for packaging a variety of consumer and industrial products; (c) foam trays for supermarkets and poultry and other food processors; and (d) rigid plastic containers for dairy and other food and nonfood products.

     Grace Packaging competes through three product groups: flexible packaging (marketed extensively under the Cryovac[Registered Trademark] registered trademark), Formpac-TM- foam trays, and Omicron-TM- rigid plastic containers.

     Cryovac flexible packaging products include shrink bags, shrink films, laminated films, medical films, and equipment. The Cryovac packaging products group developed and introduced flexible plastic vacuum shrink packaging in the late 1940s, contributing to expanded food distribution and marketing by providing superior protection against decay-inducing bacteria and moisture loss. The market for Cryovac products has since shifted from industrial food applications toward the retail food market, and Cryovac packaging technology has also been introduced in nonfood applications such as flexible packaging for consumer merchandising and electronic and medical products.

     The flexible packaging products group differentiates itself from its competitors by offering a combination of the following core competencies: (1) proprietary film processing technology; (2) resin technology, permitting the production of materials suited to specific customer needs; (3) packaging and food science expertise, providing better understanding of the interaction between packaging materials and packaged products; (4) complete systems support capability, providing a single source of supply for customer needs; (5) a talented employee base that strives to anticipate, meet and exceed customer expectations; and (6) an effective sales and distribution network.

     Foam trays are produced by the Formpac business group of Grace Packaging, primarily for sale to supermarkets and poultry and other food processors in the eastern two-thirds of the United States. Formpac proprietary technology has also been successfully used in certain packaging applications outside the United States.

     Grace Packaging's Omicron business group produces rigid plastic packaging applications, primarily for dairy products in Australia. Omicron products use proprietary thermoforming technology, involving the controlled thinning and shaping of hot plastic sheets to increase strength and rigidity while minimizing weight. As described above under "Strategic Restructuring - Strategic Acquisi-tions and Other Initiatives," Grace plans to expand the Omicron business into Southeast Asia through a recently formed joint venture.

     Grace Packaging's sales and revenues were $1.4 billion in 1994, $1.3 billion in 1993 and $1.2 billion in 1992. Approximately 52% of Grace Packaging's 1994 sales and revenues were generated in North America, 28% in Europe, 12% in Asia Pacific and the remainder in Latin America. At year-end 1994, Grace Packaging employed approximately 9,400 people in 24 production facilities (9 in North America, 6 in Europe, 5 in Latin America and 4 in Asia Pacific) and 80 sales offices, serving approximately 18,000 customers.

     Resins are the principal raw materials used by Grace Packaging. Although prices for ethylene-based resins were volatile in the second half of 1994 due to unscheduled supplier plant closings and increased demand, there is currently an adequate worldwide supply of resins at generally stable prices. Grace Packaging has typically increased the sales prices of its products in response to increases in the prices of resins and other raw materials. In most cases, multiple sources of resins and other raw materials exist, with at least one source located in each global region.

     Although sales and revenues tend to be slightly higher in the fourth quarter, seasonality is generally not significant to the business. As a result of product introductions, marketing programs and improvements in global economic conditions, worldwide demand for Grace Packaging products grew at a rapid pace in 1994, placing pressure on existing capacity. To address this matter, capacity additions in all regions (including a shrink films manufacturing plant in Kuantan, Malaysia) are currently underway.

     CATALYSTS AND OTHER SILICA-BASED PRODUCTS. This core business ("Grace Davison") is composed of three principal product groups: fluid cracking catalysts, polyolefin catalysts and silica and zeolite adsorbents. These products involve silica, alumina and zeolite technology and the design and manufacture of products to meet customer specifications; they are sold to major oil refiners, plastics and chemical manufacturers, and consumer products compa-nies.

     Fluid cracking catalysts are used by petroleum refiners to upgrade oil to more valuable transportation fuels such as gasoline and jet and diesel fuel. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in raw materials and operational needs. Competition is based on technology, product performance, customer service and price.

     Polyolefin catalysts and catalyst supports are essential components used in manufacturing nearly half of all high density and linear low density polyethylene resins, which are used in products such as plastic film and pipe. The polyolefin catalyst business is technology-intensive and focused on providing products specifically formulated to meet end-user applications. Manufacturers generally compete on a worldwide basis, and competition has intensified recently due to evolving technologies, particularly the use of metallocenes.

     Silica and zeolite adsorbents are used in plastics, toothpastes, paints, insulated glass and other products, as well as in the refining of edible oils. Silicas are used in coatings as flatting agents, in plastics to improve handling, in toothpastes as thickeners and cleaners, in food to carry flavors and prevent caking, and in the purification of edible oils.

     Grace Davison's sales and revenues were $610 million in 1994, $572 million in 1993, and $519 million in 1992; approximately 55% of Grace Davison's 1994 sales and revenues were generated in North America, 35% in Europe, 8% in Asia Pacific and 2% in Latin America. At year-end 1994, Grace Davison employed ap-proximately 2,700 persons worldwide in nine facilities (six in the United States and one each in Canada, Germany and Brazil).

     Most raw materials used in the manufacture of Grace Davison products are available from multiple sources and, in some instances, are produced or supplied by Grace. Because of the diverse applications of products using Grace Davison technology and the geographic areas in which such products are used, seasonality does not have a significant effect on Grace Davison's businesses.

     CONSTRUCTION PRODUCTS. Grace Construction Products ("GCP") is a leading supplier of specialty materials and systems to the worldwide construction industry. GCP products and systems strengthen concrete, control corrosion, prevent water damage and protect structural steel against collapse due to fire. These products include concrete admixtures, cement processing additives, and
fireproofing and waterproofing materials.   In North America, GCP also
manufactures and distributes reinforced fiberglass building components, masonry block additives and products, and vermiculite products used in construction and other industrial applications. GCP's products are sold to a broad customer base, including cement manufacturers, ready-mixed and prestressed concrete producers, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers.

     GCP competes with several large global suppliers and smaller regional competitors. Competition is based largely on pricing, product performance, proprietary technology and technical support and service.

     GCP's 1994 sales and revenues totaled $387 million (69% in North America, 17% in Europe, 14% in Asia Pacific and less than 1% in Latin America). Sales and revenues were $333 million in each of 1993 and 1992. At year-end 1994, GCP employed approximately 2,100 persons at approximately 62 production facilities (35 in North America, 9 in Southeast Asia, 7 in Australia, 6 in Europe, 4 in Latin America and 1 in Japan) and 79 sales offices worldwide.

     The supplies and raw materials used for manufacturing GCP products are primarily commodities obtained from multiple sources, including commodity chemical producers, petroleum companies, other construction industry suppliers and paper manufacturers. In most instances, there are at least two alternative suppliers for the raw materials used by GCP. The construction business is seasonal, based on weather conditions, and cyclical, in response to economic conditions and construction demand. To increase profitability and minimize the impact of cyclical downturns in regional economies, GCP strives to introduce new and improved products, has implemented a lower cost structure in North America and Europe and continues to increase its presence in European and Southeast Asian markets.

     WATER TREATMENT. Grace's water treatment and process chemicals business ("Grace Dearborn") consists of the water treatment and paper industry services business lines, which market the following products and services: (a) chemical treatments and related equipment and services to prevent corrosion, scale and microbiological growth in industrial utility waters, heating and cooling applications, and industrial wastewater applications for clarification, sludge de-watering, odor control and water recycling; (b) paper industry process chemicals, support equipment and related consulting services; (c) hydrocarbon processing chemicals, related support equipment and services to protect and optimize processing system performance; (d) chemical treatments, support equipment and services for sugar processing, including processing sugar into alcohol as a gasoline substitute; (e) chemical treatments to protect industrial canned food cooking and sterilizing equipment; and (f) paint detackification products and services to remove paint sludge from water wash paint spray sys-tems.

     Grace Dearborn sales and revenues for 1994 totaled $363 million (40% in Europe, 39% in North America, 18% in Latin America and 3% in Asia Pacific). Sales and revenues for 1993 and 1992 were $330 million and $302 million, respectively. At year-end 1994, Grace Dearborn employed approximately 2,700 persons at 20 plants (6 in Latin America, 5 in Europe, 4 in each of North Amer-ica and Asia Pacific and 1 in South Africa) and 107 sales offices.

     The raw materials used in Grace Dearborn's business lines are readily available from multiple sources, generally at stable prices. The paper industry services business is affected by the cyclicality of the global paper market.
The water treatment services business responds to (but is not adversely affected by) seasonal fluctuations, concentrating on boiler treatment in winter and cooling system treatment in summer. The effects of seasonality are further diminished by the geographic diversity of the markets served by Grace Dearborn.

     CONTAINER PRODUCTS. Grace's container business ("Grace Container") consists primarily of four product lines: container sealants, closure sealants, coatings for metal packaging, and specialty polymers. The principal products marketed by these product lines include sealing compounds and related application equipment for food and beverage cans and other rigid containers; gasketing materials for the metal crown, aluminum roll-on and plastic closure segments of the glass/plastic container packaging markets; adhesive lacquers and associated protective and decorative coatings for metal closures; protective and decorative coatings and lacquers for rigid food and beverage containers; lubri-cants used primarily in two-piece can manufacturing; and formulated engineered polymers for printed circuit board and component assembly in the electronics, electrical, automotive and defense industries, including surface mount and conductive adhesives, capacitor coatings, light emitting diode encapsulants and conformal coatings.

     Grace Container sales and revenues were $325 million, $306 million and $322 million in 1994, 1993 and 1992, respectively. Its products are marketed internationally, with 33% of 1994 sales and revenues in Europe, 32% in North America, 26% in Asia Pacific and 9% in Latin America. At year-end 1994, Grace Container employed approximately 1,700 persons at 30 plants and 59 sales offices worldwide. Competition is based on providing high-quality customer service, as well as on price and product quality and reliability. The raw materials used in Grace Container's operations are generally available from multiple sources. Al-though demand for container packaging and sealant products tends to increase during the warmest months of the year, the impact of such seasonality on Grace Container is offset almost entirely by the geographic diversity of the markets it serves.


                                   HEALTH CARE

     Grace's health care business ("Grace Health Care") is primarily engaged in supplying kidney dialysis services; in providing home infusion, home respiratory therapy and home health services; and in the manufacture and sale of products and equipment used to provide dialysis and other medical services.

     Grace Health Care provides kidney dialysis and related services for outpatients with chronic renal failure. At December 31, 1994, Grace Health Care operated 590 centers providing dialysis and related services (526 in North America, 42 in Europe, 15 in Latin America, and 7 in Asia Pacific); these centers, substantially all of which are leased, average approximately 5,600 square feet in size. Grace Health Care also provides inpatient acute dialysis services under contracts with hospitals in the United States (488 at December 31, 1994) and furnishes dialysis equipment and supplies to patients who elect home treatment. At December 31, 1994, Grace Health Care was treating approximately 40,000 patients in the United States and 5,000 patients in other countries. Revenues from kidney dialysis services were $1.3 billion in 1994, $1 billion in 1993 and $860 million in 1992.

     Grace Health Care also manufactures disposable bloodlines, dialysis solutions, artificial kidneys (dialyzers) and dialysis machines for use in its dialysis centers and for sale to unaffiliated dialysis providers and home patients; distributes dialysis supplies and equipment and other medical products and supplies manufactured by others; and provides laboratory services (including hepatitis testing) in the United States and Portugal. Approximately 60% of the sales of dialysis and other medical products supplies and equipment reflect sales to patients not directly treated, or facilities not operated, by Grace Health Care.

     Grace Health Care also provides infusion and respiratory therapy services to patients in their homes through a network of

108 United States locations (107 leased and 1 owned) in 36 states. Infusion therapy consists of the intravenous delivery of an expanding range of medications and nutritional preparations, such as chemotherapy, total parenteral nutrition, antibiotic therapy and drugs for pain management. Respiratory therapy consists of the delivery of oxygen and aerosolized drugs and the use of monitors, nebulizers and ventilators. In addition, Grace Health Care provides home health services through nine locations in California.

     Grace Health Care's United States business is dependent on the continuation of Medicare and other third-party insurance coverage for dialysis and home care services and products. At such time as Medicare becomes a patient's primary payor for dialysis (generally, 3 months following commencement of treatment or, in the case of patients covered by employer-sponsored health insurance, 21 months after commencement of treatment) and/or homecare products and services, Medicare currently reimburses suppliers of such services and products for approximately 80% of established fees or reasonable charges; the remaining 20% is paid by the patient and/or a non-Medicare insurance carrier.

     Because in most cases the prices of dialysis services and products in the United States are directly or indirectly regulated by Medicare, competition in the industry is based primarily on quality and accessibility of service. In addition, some states limit competition under laws that restrict the number of dialysis facilities within a geographic area based on need, as determined by state agencies. Competition in the home care business is also based on quality of service as well as price, and, where state laws do not impose limits on competition, there are no significant barriers to entering this business. Further, the rapid growth of managed care (a combination of financial incentives and management controls intended to direct patients to efficient providers in cost-effective settings) has placed greater emphasis on service costs for patients insured by third parties; therefore, cost efficiency is also a key element of competition in this market. Based upon Grace's knowledge and understanding of the health care industry in general and of other providers of kidney dialysis and infusion therapy, as well as information obtained from publicly available sources, Grace Health Care believes that it is among the most cost-efficient of the companies in its field and that it is the leading United States supplier of dialysis services and products and a leading United States provider of infusion and respiratory therapies.

     In most countries other than the United States where Grace Health Care provides dialysis services, prices and the opening of new facilities are directly or indirectly regulated by governments, and competition is based primarily on the quality and availability of service.

     Except as noted in the following paragraph, Grace Health Care believes there are adequate sources of supply for the raw materials and products used in its health care services and medical products businesses. At year-end 1994, Grace Health Care employed approximately 17,000 persons full-time at its facilities worldwide. Grace Health Care's businesses generally are not seasonal or cyclical in nature.

     National Medical Care, Inc. ("NMC") is Grace's principal health care subsidiary. In 1993, the United States Food and Drug Administration ("FDA") issued import alerts with respect to (a) hemodialysis bloodlines manufactured at NMC's plant located in Reynosa, Mexico and (b) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the United States until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing for the resumption of importation of bloodlines and hemodialyzers following certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. The consent decree also requires NMC to certify and maintain compliance with applicable FDA manufacturing requirements at all of its United States manufacturing facilities. NMC submitted all required certifications for its United States and non-United States facilities in accordance with the timetable specified in the consent decree, and the bloodline import alert was lifted in March 1994. The Dublin hemodialyzer manufacturing facility was inspected by the FDA in December 1994, and NMC anticipates completion of all remaining corrective actions in the second quarter of 1995. No fines or penalties have been imposed on NMC as a result of any of the FDA's actions or in connection with the consent decree. Neither the import alerts nor previously reported recalls of certain NMC products have had, or are expected to have, a material effect on Grace's results of operations or financial condition.

     HEALTH CARE INVESTMENT. Grace has a 47% common equity interest in a company that serves hospitals and other health care institutions by recruiting nurses and other trained health care personnel and placing them on temporary assignments throughout the United States. Grace also owns preferred stock of the company and options to acquire an additional 51% common equity interest in the company; options covering a 39% common equity interest are currently exer-cisable and expire in 2001, and options covering the remaining 12% become exercisable in 1996 and expire in 2001.

     See "Strategic Restructuring" above for information concerning 1993 and 1994 transactions involving Grace's health care business.

OTHER OPERATIONS

     THERMAL AND EMISSION CONTROL SYSTEMS. Grace's thermal and emission control systems business (which is included in the Specialty Chemicals segment in the Consolidated Financial Statements) consists of four principal product groups: web processing products, industrial emission control products, mobile emission control products, and specialty catalysts. These products are designed to customer specifications and sold to a variety of industrial customers.

     Web processing products, consisting primarily of air flotation dryers and auxiliary equipment, are sold principally to the graphic arts, coating and converting markets. Competition is based upon system design, service and product performance.

     The industrial emission control products group manufactures volatile organic compound control equipment, including thermal, catalytic, and regenerative oxidation systems. Demand for this equipment is driven principally by government regulations, and competition is based upon technology, product performance and price.

     The mobile emission control products group sells washcoat materials and specialty substrates. Washcoat materials are used by catalyst manufacturers to enhance the performance of catalytic converters sold to automotive original equipment manufacturers. Competition is based primarily on technology and product performance. In February 1995, Grace and Engelhard Corporation an-nounced the formation of a 50/50 joint venture to manufacture and market metal-based catalytic converters to the automotive industry.

     Specialty catalysts are used to control volatile organic compounds, nitrogen oxides and carbon monoxide from a variety of sources.

     DISCONTINUED OPERATIONS. In 1993, Grace classified its remaining noncore businesses as discontinued operations. As described above under "Strategic Restructuring - Sale and Monetization of Noncore Businesses," in 1993 and 1994 Grace completed the sale and monetization of a substantial portion of these businesses. Grace is actively pursuing the disposition of its remaining discontinued operations and expects to complete their disposition in 1995. See Notes 3, 6 and 12 to the Consolidated Financial Statements in the Financial Supplement and "Strategic Restructuring" above for additional information.


RESEARCH ACTIVITIES

     Grace engages in active research and development programs directed toward the development of new products and processes and the improvement of, and development of new uses for, existing products and processes. Research is carried out by product line laboratories in North America, Europe, Asia and Latin America and by the Corporate Research Division, which has facilities in Columbia, Maryland, Lexington, Massachusetts, and Atsugi, Japan. The Research Division's activities focus on Grace's core product lines and include research in specialty polymers; medical products; water treatment; catalysis; construction materials; photopolymers; specialty packaging; and process engineering, principally involving the development of technologies to manufacture chemical specialties and biomedical products.

     Research and development expenses relating to continuing operations amounted to $132 million in 1994, $135 million in 1993 and $130 million in 1992 (including expenses incurred in funding external research projects). The amount of research and development expenses relating to government- and customer-sponsored projects (as opposed to projects sponsored by Grace) is not material.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.


ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     In constructing and operating its facilities, Grace incurs capital and operating expenditures relating to the protection of the environment, as well as costs to remediate properties. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 1995 and 1996, for (a) the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes with respect to continuing operations; (b) capital improvements to environmental control facilities relating to continuing operations; and (c) the remediation of sites:

                    (a)                (b)             (c)
                Operation of
               Facilities and        Capital
               Waste Disposal      Improvements     Remediation
               --------------      ------------     -----------
                              (in millions)

   1992             $56              $18               $35
   1993              45               20                44
   1994              41               22                31
   1995 (est.)       42               26                45
   1996 (est.)       45               23                39

                                     - 13 -

Such expenditures have not had, and are not expected to have, a material effect on Grace's other capital expenditures or on its earnings or competitive position. See Note 11 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

     Grace's corporate environment, health and safety ("EHS") policy was reviewed and revised in 1994 to reflect organizational and other changes. The revised policy affirms the Company's commitment to continuous improvement in environment, health and safety performance. The policy is supported through programs including specialized safety training for employees, monitoring of the workplace environment, and training and guidance for employees with respect to EHS regulatory compliance.

      In 1994, Grace announced the creation of its Commitment to Care-SM-program, modeled on the Responsible Care[Registered Trademark] program of the Chemical Manufacturers Association. The Commitment to Care program extends the basic elements of the Responsible Care program to all Grace locations worldwide, to the extent applicable. The program embraces specific objectives in six key areas of environment, health and safety: product stewardship, employee health and safety, community awareness and emergency response, process safety, distribution, and pollution prevention. The effort is coordinated worldwide to encourage the sharing of best practices among Grace's business units.

     Certain EHS management resources were consolidated into a central EHS department in 1993. The EHS department provides environmental assistance, training, and medical/toxicology, industrial hygiene and safety services to support EHS programs in Grace facilities worldwide. The department also audits operating facilities and oversees the remediation of environmentally impaired sites for which Grace has responsibility; in 1994, the department audited Grace facilities in all world regions.

     See Item 3 of this Report for information concerning environmental proceedings to which Grace is a party and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning environmental matters.


MATERIALS AND ENERGY

     The availability and prices of the raw materials and fuels used by Grace are subject to worldwide market conditions and governmental policies. On the basis of existing arrangements, Grace does not anticipate any major disruptions of its business in 1995 as a result of shortages of raw materials or energy. Should shortages occur, their effect on Grace's operations would depend upon their nature, duration and severity and consequently cannot be determined at this time. However, arrangements have been made, and will continue to be made, for long-term commitments for many of Grace's raw materials and fuel requirements from primary sources of supply. See "Industry Segments" above for additional information.


ITEM 2. PROPERTIES.

     Grace operates chemical, manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Although Grace believes that the productive capacity of its plants and other facilities, taking into account planned expansion, is generally adequate for current operations and foreseeable growth, it conducts ongoing, long-range forecasting of its capital requirements to assure that additional capacity will be available when and as needed (see information regarding Grace's capital expenditures on page F-27 of the Financial Supplement). Accordingly, Grace does not anticipate that its operations or income will be materially affected by the absence of available capacity.

     Additional information regarding Grace's properties is set forth in Item 1 above and in Notes 1, 8 and 11 to the Consolidated Financial Statements in the Financial Supplement.


ITEM 3. LEGAL PROCEEDINGS.

     ASBESTOS LITIGATION. Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. At year-end 1994, Grace was a defendant in approximately 38,700 asbestos-related lawsuits representing approximately 68,000 claims (as compared to approximately 38,100 lawsuits and 56,700 claims at year-end 1993). In most of these lawsuits, Grace is one of many defendants. Of the lawsuits pending at year-end 1994, 65 (92 at year-end 1993) involved claims for property damage allegedly caused by the use of asbestos-containing materials in the construction of buildings. The plaintiffs in these lawsuits generally seek, among other things, to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. The remaining asbestos-related lawsuits involved claims for personal injury.

     Through year-end 1994, 126 asbestos property damage cases had been dismissed with respect to Grace without payment of any damages or settlement amounts; judgments had been entered in favor of Grace in 10 cases (excluding one case that was settled following appeal of a judgment in favor of Grace and another case in which the plaintiff was granted a new trial on appeal, limited to statute of limitations issues); Grace had been held liable for a total of $74.6 million in 7 cases (3 of which are on appeal); and 159 property damage suits and claims had been settled by Grace for a total of $341.8 million.

     Included in the asbestos property damage lawsuits pending against Grace and others at year-end 1994 were the following class actions: (1) a Pennsylvania state court action (PRINCE GEORGE CENTER, INC. V. U.S. GYPSUM COMPANY, ET AL., Court of Common Pleas of Philadelphia County), certified in 1992, covering all commercial buildings in the United States leased in whole or in part to the United States government on or after May 30, 1986; (2) an action, conditionally certified by the United States Court of Appeals for the Fourth Circuit in 1993 and pending in the United States District Court for the District of South Carolina, covering all public and private colleges and universities in the United States whose buildings contain asbestos materials (CENTRAL WESLEYAN COLLEGE, ET AL. V. W. R. GRACE, ET AL.); and (3) a purported class action (ANDERSON MEMORIAL HOSPITAL, ET AL. V. W. R. GRACE & CO., ET AL.), filed in 1992 in the Court of Common Pleas for Hampton County, South Carolina, on behalf of all entities that own, in whole or in part, any building containing asbestos materials manufactured by Grace or one of the other named defendants, other than buildings subject to the class action lawsuits described above and any building owned by the federal or any state government. In July 1994, the claims of most class members in ANDERSON MEMORIAL HOSPITAL, ET AL., V. W. R. GRACE & CO., ET AL. were dismissed due to a ruling that a South Carolina statute prohibits nonresidents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested that the Court reconsider its decision. In August 1994, Grace entered into an agreement to settle IN RE: ASBESTOS SCHOOL LITIGATION, a nationwide class action brought in 1983 in the United States District Court for the Eastern District of Pennsylvania on behalf of all public and private elementary and secondary schools in the United States that contain friable asbestos materials (other than schools that "opted out" of the class). The terms of the settlement agreement (which is subject to judicial review and approval after class members have an opportunity to be heard) are not expected to have a significant effect on Grace's consolidated results of operations or financial position.

     The remaining asbestos lawsuits pending at year-end 1994 involved claims for personal injury. Through year-end 1994, approximately 8,400 personal injury lawsuits involving 22,200 claims had been dismissed with respect to Grace without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 17,000 such suits involving 20,000 claims had been disposed of for a total of $77.1 million (see "Insurance Litigation" below). However, as a result of various trends (including the insolvency of other former asbestos producers and cross-claims by co-defendants in asbestos personal injury lawsuits), the costs incurred in disposing of such lawsuits in the past may not be indicative of the costs of disposing of such lawsuits in the future.

     In 1991, the Judicial Panel on Multi-District Litigation consolidated in the United States District Court for the Eastern District of Pennsylvania, for pre-trial purposes, all asbestos personal injury cases pending in the federal courts, including approximately 7,000 cases then pending against Grace; 3,200 new cases involving 6,500 claims against Grace have subsequently been added to the consolidated cases. To date, no action has been taken by the court handling the consolidated cases that would indicate whether the consolidation will affect Grace's cost of disposing of these cases or its defense costs.

     Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. While (a) Grace's insurance carriers have not acknowledged or have denied the applicability of their insurance coverage to Grace's asbestos property damage lawsuits and claims (except as discussed below under "Insurance Litigation"),
(b) Grace is currently in litigation with certain carriers concerning the applicability and extent of its insurance coverage and (c) the resolution of certain issues, primarily relating to the availability of coverage for specific years, will require further judicial proceedings, Grace believes that its insur-ance will cover a substantial portion of any damages, settlement amounts and litigation costs related to its asbestos litigation and claims. Consequently, Grace believes that the resolution of its asbestos litigation will not have a material adverse effect on its consolidated financial position or results of operations. See "Insurance Litigation" below and Note 2 to the Consolidated Financial Statements in the Financial Supplement for additional information.

     ENVIRONMENTAL AND OTHER PROCEEDINGS. Grace (together with other companies) has been designated a "potentially responsible party" ("PRP") by the United States Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. At year-end 1994, proceedings were pending with respect to approximately 40 sites as to which Grace has been designated a PRP. Federal law provides that all PRPs may be held jointly and severally liable for the costs of investigating and remediating a site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities.

     In addition, Hatco Corporation ("Hatco"), which purchased the assets of a Grace chemical business in 1978, previously instituted a lawsuit against Grace in the United States District Court for the District of New Jersey seeking recovery of cleanup costs for waste allegedly generated at a New Jersey facility during the period of Grace's ownership. Grace has also filed a lawsuit against its insurance carriers seeking indemnity against any damages assessed against Grace in the underlying lawsuit, as well as defense costs. In decisions rendered during 1993, the Court ruled that Grace is responsible for a substantial portion of Hatco's costs. These decisions are currently under review by the United States Court of Appeals for the Third Circuit. In an earlier decision, the District Court had resolved, in a manner favorable to Grace, certain legal issues regarding Grace's right to insurance coverage; however, the ultimate liability of Grace's insurance carriers will be determined at trial. Remediation costs, and Grace's share of such costs, will be determined once ongoing site investigations are completed and a remediation plan is approved by the State of New Jersey, which is not expected to occur before the latter part of 1995. As a result of the above factors, the amount that Grace may be required to pay to Hatco (which Grace expects will be partially offset by recoveries from insurance carriers) cannot be reliably estimated at this time.

     Grace is also a party to other proceedings involving federal, state and/or local government agencies and private parties regarding compliance with environmental laws and regulations by its continuing operations. These proceedings are not expected to result in significant sanctions or in any material liability. As a voluntary participant in the EPA Toxic Substances Control Act Compliance Audit Program, Grace agreed to undertake a corporate-wide audit of compliance with Section 8 of such Act and to pay a stipulated civil penalty for each study or report that EPA alleges should have been, but was not, submitted to the EPA as required under such Section. Although final review of the audit is not complete, Grace believes it will be required to pay the EPA penalties aggregating from $250,000 to $400,000 for information discovered in the course of the audit. In addition, Grace has voluntarily reported to the EPA violations of certain notification and related requirements under such Act, and penalties may be assessed against Grace in connection therewith; the amount of such penalties cannot be determined at this time.

     In addition, in 1993, the United States Department of Justice filed suit against Grace in the United States District Court for the District of Montana, Great Falls Division, alleging certain violations of the Clean Air Act in connection with the demolition of a mill in Libby, Montana during late 1991 and early 1992. In May 1994, Grace signed a consent decree in which it agreed to pay penalties of $510,000 and to implement certain procedures under the Clean Air Act at 28 facilities. The consent decree was approved by the United States District Court for the District of Montana, Great

Falls Division, in December 1994, and the penalties were paid in January 1995.

     Grace believes that the amount recorded in the Consolidated Financial Statements for environmental remediation costs is adequate. In addition, Grace is presently involved in litigation with its insurance carriers seeking to hold them responsible for certain amounts for which Grace may be held liable with respect to such costs. The outcome of such litigation, as well as the amount of any recoveries that Grace may receive in connection therewith, is presently uncertain. For further information, see Note 11 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

     INSURANCE LITIGATION. Grace is involved in litigation with certain insurance carriers with respect to asbestos-related claims and environmental liabilities. Its asbestos-related insurance actions consist of a case styled MARYLAND CASUALTY CO. V. W. R. GRACE & CO., pending in the United States District Court for the Southern District of New York; STATE OF MISSISSIPPI V. THE FLINTKOTE CO., ET AL., pending in the Circuit Court of Jackson County, Mississippi; DAYTON INDEPENDENT SCHOOL DISTRICT V. UNITED STATES MINERAL PRODUCTS COMPANY, ET AL., pending in the United States District Court for the Eastern District of Texas; INDEPENDENT SCHOOL DISTRICT NO. 197, ET AL. V. W. R. GRACE & CO. AND ACCIDENT & CASUALTY INSURANCE CO., ET AL., pending in the First Judicial District in Minnesota; THE COUNTY OF HENNEPIN V. CENTRAL NATIONAL INSURANCE COMPANY, ET AL., pending in the Fourth Judicial District in Minnesota; ECOLAB, INC. V. CENTRAL NATIONAL INSURANCE CO., pending in the District Court for Ramsey County, Minnesota; and AMERICAN EMPLOYERS' INSURANCE CO., AMERICAN RE-INSURANCE CO., AND COMMERCIAL UNION INSURANCE CO., AND UNIGARD SECURITY INSURANCE CO. V. W. R. GRACE & CO., CONTINENTAL CASUALTY CO., AND MARYLAND CASUALTY CO., which is pending in the New York state courts; Grace's insurance actions relating to environmental liabilities consist of MARYLAND CASUALTY CO.
V. W. R. GRACE & CO., pending in the United States District Court for the Southern District of New York; and HATCO CORP. V. W. R. GRACE & CO.-CONN., pending in the United States District Court for the District of New Jersey. The relief sought by Grace in these actions would provide insurance to partially offset Grace's estimated exposure with respect to the actions' subject matter, including amounts previously expended by Grace to defend claims and satisfy judgments and settlements (see Note 2 to the Consolidated Financial Statements in the Financial Supplement). The factual bases underlying these actions are the nature of the underlying asbestos-related and environmental claims, the language of the insurance policies sold by the carriers to Grace and the drafting history of those policies.

     In 1991 (in an asbestos-related case involving Maryland Casualty Co.), the United States District Court for the Southern District of New York determined that coverage for property damage is triggered by the "discovery of damage" during the period covered by the relevant policy. In September 1993, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling as to a "discovery of damage" trigger for such claims and, instead, ruled that coverage for these claims is triggered based on the date of installation of asbestos-containing materials. In January 1994, the United States Court of Appeals for the Second Circuit granted Grace's petition for a rehearing concerning the September 1993 decision, and on May 16, 1994, the Court issued a new decision confirming its September 1993 decision. As a result, Grace recorded a noncash charge of $200 million after taxes in the second quarter of 1994 to reflect the reduction in asbestos property damage insurance coverage. Subsequently, the Second Circuit refused to rehear its decision, and the United States Supreme Court denied Grace's petition for a writ of certiorari with respect to the Second Circuit decision.

     In 1991 and 1994, the Mississippi Court referred to above held that certain of Grace's excess insurance carriers are obligated to defend and indemnify Grace, determining that, for purposes of insurance coverage, damage to buildings from asbestos-containing products occurs at the time such products are put in place and that the damage continues as long as the building contains the products (referred to as a "continuous trigger"); the 1994 ruling is being appealed. In 1992, the Minnesota court referred to above reached a similar decision in interpreting Grace's insurance policies. In January 1994, the Minnesota court entered judgment against certain of Grace's carriers in the amount of $14.2 million, but that judgment was reversed by the Minnesota Court of Appeals in January 1995. Further review of that decision will be sought.

     Prior to 1993, Grace received payments totaling $97.7 million from insurance carriers ($66.2 million prior to 1992 and $31.5 million in 1992), the majority of which represented the aggregate remaining obligations owed to Grace by those carriers for primary-level insurance coverage written for the period June 30, 1962 through June 30, 1987. In 1993, Grace received $74.6 million under settlements with insurance carriers, in reimbursement for amounts previously expended by Grace in connection with asbestos-related litigation; these settlements also provide for future reimbursements of $114 million. In 1994, Grace settled with three additional insurance carriers and received $111.6 million under such settlements, and in early 1995, Grace settled with a primary-level insurer for $100 million. As a result of these payments, insurance litigations were dismissed as to the primary-level product liability insurance coverage previously sold by the relevant insurers to Grace; however, litigations continue as to certain excess-level carriers.

     Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers, that had agreed to a settlement and had made a series of payments thereunder during 1993. The group of carriers subsequently notified Grace that it would not honor the agreement (which had not been executed) due to the September 1993 decision of the United States Court of Appeals for the Second Circuit referred to above. Grace believes that the settlement agreement is binding and initiated action to enforce the settlement agreement. In January 1994, the United States District Court for the Eastern District of Texas held that the agreement is enforceable. The affiliated group of carriers appealed this ruling to the United States Court of Appeals for the Fifth Circuit and has sought to attack it in a collateral action in the United States District Court for the Southern District of New York; however, Grace successfully stayed this attack.

     See Note 2 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

     FUMED SILICA PLANT LITIGATION. In 1993, Grace initiated legal action in the Belgian courts against the Flemish government to recover losses resulting from the closing of Grace's fumed silica plant in Puurs, Belgium. (See Note 8 to the Consolidated Financial Statements in the Financial Supplement for additional information.) Grace is seeking damages in excess of four billion Belgian francs (approximately $123 million at the December 31, 1994 exchange rate), plus interest and lost profits. This claim was dismissed at the trial court level and is now being appealed by Grace. The trial court also determined that Grace should repay approximately 239 million Belgian francs (approximately $7.4 million at the December 31, 1994 exchange rate) plus interest to the Flemish government for previously received investment grants; this decision is also being appealed by Grace. Also pending is an arbitration involving the engineering company that was responsible for the design and construction of the fumed silica plant. The outcome of this proceeding may affect the action filed against the Flemish government. During 1994, a claim by the company from which Grace had agreed to purchase hydrogen for use in the plant under a long-term contract was settled.

     SHAREHOLDER LITIGATION. In March 1995, a lawsuit was brought against the Company and all of the members of its Board of Directors (as well as J. P. Bolduc, who resigned as President, Chief Executive Officer and a director of the Company in March 1995) in New York State Supreme Court, New York County (WEISER
V. GRACE, ET AL., Index No. 95-106285). The lawsuit, which purports to be a derivative action (I.E., an action brought on behalf of the Company), alleges that the individual defendants breached their fiduciary duties to the Company
(a) by providing J. Peter Grace (who is currently the Chairman and a director of the Company, but who has agreed not to stand for re-election to those positions) with certain compensation arrangements upon his retirement as the Company's Chief Executive Officer in 1992 and (b) by approving Mr. Bolduc's severance arrangements, and that Messrs. Grace and Bolduc breached their fiduciary duties by accepting such benefits and payments. The lawsuit seeks unspecified damages, attorneys' fees and costs, and such other relief as the Court deems proper. Similar claims are made, and similar relief is sought, in a second purported derivative action (JACOBSEN V. GRACE, ET AL., New York Supreme Court, New York County, Index No. 95-107355) brought in March 1995 against the Company, all of its directors, Mr. Bolduc and J. Peter Grace III, a son of Mr. Grace. In addition, the second lawsuit alleges that the defendants breached their fiduciary duties to the Company in other respects and seeks equitable relief, including the cancellation of Mr. Grace's consulting agreement with the Company and the repayment of various amounts to the Company.

     OTHER. The Company has been notified that the Securities and Exchange Commission is conducting an infomral inquiry into the Company's prior disclsoures, including disclosures regarding benefits and arrangements provided to Mr. J. Peter Grace, Jr., and certain matters relating to
J. Peter Grace III, the son of Mr. Grace, Jr.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.


EXECUTIVE OFFICERS

          The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors; the next such meeting is scheduled to be held on May 10, 1995.


   Name and Age               Office                First Elected
---------------------       -------------           -------------

R. H. Beber (61)            Executive Vice President   05/10/93
                            and General Counsel        09/01/91

Robert J. Bettacchi (52)    Vice President             02/01/90

F. Peter Boer (54)          Executive Vice President   01/05/89

Jean-Louis Greze (63)       Executive Vice President   05/10/93

Constantine L. Hampers (62) Executive Vice President   06/06/91




Thomas A. Holmes (71)       Acting President and       03/02/95
                            Chief Executive Officer

James R. Hyde (56)          Vice President             07/01/87

Donald H. Kohnken (60)      Executive Vice President   12/07/89

Fred Lempereur (57)         Senior Vice President      02/06/92

Ian Priestnell (51)         Vice President             02/06/92

Brian J. Smith (50)         Executive Vice President   07/06/89
                            and Chief Financial Officer

     All the above executive officers have been actively engaged in Grace's business for the past five years, other than Mr. Holmes, who retired as chairman, president and chief executive officer of Ingersoll-Rand Company in 1988. Mr. Holmes has been a director of the Company since 1989.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-28); under the heading "Quarterly Summary and Statistical Information" opposite the captions "Dividends declared per common share" and "Market price of common stock" (page F-25); and in Note 13 to the Consolidated Financial Statements (page F-20).

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


ITEM 6.   SELECTED FINANCIAL DATA.

     The information called for by this Item appears under the heading "Financial Summary" (page F-28 of the Financial Supplement) and in Notes 5, 6, 9 and 16 to the Consolidated Financial Statements (pages F-12, F-13, F-17 and F-22 of the Financial Supplement). In addition, Exhibit 12 to this Report (page F-35 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1990-1994.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item appears on pages F-29 to F-32 of the Financial Supplement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits on page F-1 of the Financial Supplement.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     This item is inapplicable, as no such changes or disagreements have occurred.


                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except for information regarding the Company's executive officers (see pages 22 and 23), the information called for by this Item is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the Securities and Exchange Commission ("SEC"), information subject to Regulations 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or information subject to the liabilities of Section 18 of the Exchange Act.


ITEM 11.  EXECUTIVE COMPENSATION.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Items 11, 12 and 13 is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

     FINANCIAL STATEMENTS AND SCHEDULES. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits on page F-1 of the Financial Supplement.

     REPORTS ON FORM 8-K. The Company filed one Report on Form 8-K during the fourth quarter of 1994. The Report, which was filed on October 27, 1994, reported the Company's results of operations for the three-month and nine-month periods ended September 30, 1994.

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

By-laws of W. R. Grace & Co., as        Filed herewith
amended

Indenture dated as of Septem-           Exhibit 4.2 to Form 10-K
ber 29, 1992 among W. R. Grace          (filed 3/26/93)
& Co.-Conn., W. R. Grace & Co.
and Bankers Trust Company

Indenture dated as of January           Exhibit 4.4 to Form 10-K
28, 1993 among W. R. Grace              (filed 3/26/93)
& Co.-Conn., W. R. Grace & Co.
and NationsBank of Georgia, N.A.

364-Day Credit Agreement, dated         Exhibit 4.1 to Form 10-Q
as of September 1, 1994, among          (filed 11/10/94)
W. R. Grace & Co.-Conn., W. R.
Grace & Co., the several banks
parties thereto and Chemical
Bank, as agent for such banks

Credit Agreement, dated as of           Exhibit 4.2 to Form 10-Q
September 1, 1994, among W. R.          (filed 11/10/94)
Grace & Co.-Conn., W. R. Grace
& Co., the several banks parties
thereto and Chemical Bank, as
agent for such banks

First Amendment, dated as of            Filed herewith
December 28, 1994, to the 364-
Day Credit Agreement, dated
as of September 1, 1994

First Amendment, dated as of            Filed herewith
December 28, 1994, to the
Credit Agreement, dated
as of September 1, 1994

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

W. R. Grace & Co. Executive             Exhibit 19(f) to Form
Salary Protection Plan, as              8-K (filed 6/9/88)*
amended

W. R. Grace & Co. 1981 Stock            Exhibit 28(a) to Form
Incentive Plan, as amended              10-Q (filed 8/13/91)*

W. R. Grace & Co. 1986 Stock            Exhibit 28(b) to Form
Incentive Plan, as amended              10-Q (filed 8/13/91)*

W. R. Grace & Co. 1989 Stock            Exhibit 28(c) to Form
Incentive Plan, as amended              10-Q (filed 8/13/91)*

W. R. Grace & Co. 1994 Stock            Filed herewith*
Incentive Plan

W. R. Grace & Co. 1994 Stock            Filed herewith*
Retainer Plan for Nonemployee
Directors

Forms of Stock Option Agreements        Exhibit 10(h) to Form
                                        10-K (filed 3/28/92)*

Forms of Restricted Share Award         Exhibit 10(i) to Form 10-K
Agreements                              (filed 3/28/92)*

Information Concerning W. R.            Pages 8-13 and 27-30 of
Grace & Co. Incentive Compen-           Proxy Statement
sation Program, Deferred                (filed 4/11/94)*
Compensation Program and
Long-Term Incentive Program

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

Employment Agreement dated              Exhibit 10.13 to Form
August 1, 1993 between J. P.            10-K (filed 3/28/94)*
Bolduc and W. R. Grace & Co.

Stock Option Agreement dated            Exhibit 10.14 to Form
June 30, 1993 between David L.          10-K (filed 3/28/94)*
Yunich and W. R. Grace & Co.

Stock Option Agreement dated            Exhibit 10.15 to Form
June 30, 1993 between David L.          10-K (filed 3/28/94)*
Yunich and W. R. Grace & Co.

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

Consulting Agreement dated as of        Filed herewith*
December 1993 between National
Medical Care, Inc. and Virginia
A. Kamsky

Consulting Agreement dated as of        Exhibit 10.23 to Form 10-K
June 16, 1993 by and between            (filed 3/28/94)*
National Medical Care, Inc., The
Humphrey Group, Inc. and Gordon
J. Humphrey

Employment Termination Agreement        Exhibit 10.24 to Form 10-K
dated June 30, 1993 between             (filed 3/28/94)*
J. R. Wright, Jr. and W. R.
Grace & Co.

W. R. Grace & Co. Supplemental          Exhibit 10.25 to Form 10-K
Executive Retirement Plan, as           (filed 3/28/94)*
amended

Agreement dated March 1, 1995           Filed herewith*
between W. R. Grace & Co. and
Jean-Louis Greze

Agreements dated March 2 and            Filed herewith*
March 7, 1995 between J. P.
Bolduc and W. R. Grace & Co.

Letter Agreement dated                  Filed herewith*
April 1, 1991 between National
Medical Care, Inc. and
Constantine L. Hampers

Weighted Average Number of              Filed herewith
Shares and Earnings Used in             (in Financial Supplement
Per Share Computations                  to 10-K)

Computation of Ratio of Earnings        Filed herewith
to Fixed Charges and Combined           (in Financial Supplement
Fixed Charges and Preferred             to 10-K)
Stock Dividends

Selected Portions of the 1994           Filed herewith
Annual Report to Shareholders           (in Financial Supplement
of W. R. Grace & Co.                    to 10-K)

List of Subsidiaries of                 Filed herewith
W. R. Grace & Co.

Consent of Independent Accoun-          Filed herewith
tants                                   (in Financial Supplement
                                        to 10-K)

Powers of Attorney                      Filed herewith

Letter of Intent dated                  Filed herewith
November 5, 1993 between
W. R. Grace & Co. and J.
Peter Grace III, as amended

Agency Agreement dated                  Filed herewith
June 13, 1994 between HSC
Holding Co., Inc. and Grace
Hotel Services Corporation

Letter Agreement dated                  Filed herewith
December 14, 1994 among HSC
Holding Co., Inc., Grace Hotel
Services Corporation and W. R.
Grace & Co.

Services Agreement dated                Filed herewith
November 10, 1994 between HSC
Holding Co., Inc. and Grace
Hotel Services Corporation

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       W. R. GRACE & CO.

                                       By  /s/ B. J. Smith
                                         ------------------------
                                               B. J. Smith
                                       (Executive Vice President)
Date: March 29, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995.

             SIGNATURE                        TITLE

           T. A. Holmes*         Director and Acting President
                               (Acting Principal Executive Officer)


G. C. Dacey*           R. C. Macauley*    }
E. W. Duffy*           J. E. Phipps*      }
C. H. Erhart, Jr.*     J. A. Puelicher*   }
J. W. Frick*           D. W. Robbins, Jr.*}       Directors
J. P. Grace*           E. J. Sullivan*    }
G. P. Jenkins*         D. L. Yunich*      }






 /s/ B. J. Smith               Executive Vice President
-----------------------
    (B. J. Smith)            (Principal Financial Officer)

 /s/ R. N. Sukenik           Vice President and Controller
-----------------------
    (R. N. Sukenik)         (Principal Accounting Officer)
____________
* By signing his name hereto, Robert B. Lamm is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                   By /s/ Robert B. Lamm
                                     -------------------------
                                          Robert B. Lamm
                                        (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT
                                       to
         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE AND EXHIBITS
                  ----------------------------------------------
                                                                    PAGE

Report of Independent Accountants on Financial Statement Schedule   F-2
Consent of Independent Accountants . . . . . . . . . . . . . . . .  F-2
Report of Independent Accountants. . . . . . . . . . . . . . . . .  F-3
Consolidated Statement of Operations for the three years in the period ended December 31, 1994 . . . . . . . . . . . . . . . . .  F-4
Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1994 . . . . . . . . . . . . . . . . .  F-5
Consolidated Balance Sheet as at December 31, 1994 and 1993. . . .  F-6
Consolidated Statement of Shareholders' Equity for the three years in the period ended December 31, 1994. . . . . . . . . . .  F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . .  F-8-F-24
Quarterly Summary and Statistical Information - Unaudited. . . . .  F-25
Worldwide Operations . . . . . . . . . . . . . . . . . . . . . . .  F-26
Capital Expenditures, Net Fixed Assets and Depreciation and
  Lease Amortization . . . . . . . . . . . . . . . . . . . . . . .  F-27
Financial Summary. . . . . . . . . . . . . . . . . . . . . . . . .  F-28
Management's Discussion and Analysis of Results of Operations
  and Financial Condition. . . . . . . . . . . . . . . . . . . . .  F-29

Financial Statement Schedule
     Schedule VIII  -   Valuation and Qualifying Account and
                         Reserves. . . . . . . . . . . . . . . . .  F-33

Exhibit 11: Weighted Average Number of Shares and Earnings Used in
     Per Share Computations. . . . . . . . . . . . . . . . . . . .  F-34
Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges and
     Combined Fixed Charges and Preferred Stock Dividends. . . . .  F-35

     THE FINANCIAL DATA LISTED ABOVE APPEARING IN THIS FINANCIAL SUPPLEMENT ARE INCORPORATED BY REFERENCE HEREIN. THE FINANCIAL STATEMENT SCHEDULE SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. FINANCIAL STATEMENTS OF 50%- OR LESS-OWNED PERSONS AND OTHER PERSONS ACCOUNTED FOR BY THE EQUITY METHOD HAVE BEEN OMITTED AS PROVIDED IN RULE 3-09 OF SECURITIES AND EXCHANGE COMMISSION REGULATION S-X. FINANCIAL STATEMENT SCHEDULES NOT INCLUDED HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Shareholders and Board of Directors of W. R. Grace & Co.


Our audits of the consolidated financial statements referred to in our report dated February 1, 1995 appearing on page 29 of the 1994 Annual Report to Shareholders of W. R. Grace & Co. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
New York, New York
February 1, 1995









                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting parts of the Registration Statements on Form S-3 (Nos. 33-51041, 33-50983 and 33-25962) and Form S-8 (Nos. 33-7504, 33-15182, 33-27960, 33-54201
and 33-54203) of W. R. Grace & Co. of our report dated February 1, 1995 appearing on page 29 of the 1994 Annual Report to Shareholders, which report is included at page F-3 of this Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
New York, New York
March 27, 1995

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

For many years, management has maintained internal control systems to assist it in fulfilling its responsibility for financial reporting, including careful selection of personnel; segregation of duties; formal business, accounting and reporting policies and procedures; and an internal audit function. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. The concept of reasonable assurance is based on the recognition that there are limitations in all systems and that the cost of such systems should not exceed the benefits to be derived.

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

PRICE WATERHOUSE LLP                                February 1, 1995
1177 Avenue of the Americas
New York, NY  10036

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

In our opinion, the consolidated financial statements appearing on pages F-4 through F-24 of this report present fairly, in all material respects, the financial position of W. R. Grace & Co. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Grace's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 5 and 16, Grace adopted new accounting standards for income taxes and postretirement benefits in 1992.


/S/ PRICE WATERHOUSE LLP


CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------------
W. R. Grace & Co. and Subsidiaries


CONSOLIDATED STATEMENT OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                         1994           1993           1992
---------------------------------------------------------------------------------------------------------------------------
Sales and revenues . . . . . . . . . . . . . . . . . . . . . . . . . .          $  5,093.3     $  4,408.4     $  4,337.0
Other income (Note 4). . . . . . . . . . . . . . . . . . . . . . . . .                50.5           63.2           58.8
                                                                                ----------     ----------     ----------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,143.8        4,471.6        4,395.8
                                                                                ----------     ----------     ----------

Cost of goods sold and operating expenses. . . . . . . . . . . . . . .             2,954.9        2,615.7        2,581.7
Selling, general and administrative expenses . . . . . . . . . . . . .             1,230.8        1,021.7        1,019.7
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .               260.7          234.6          232.1
Interest expense and related financing costs (Note 9). . . . . . . . .               109.9           84.4           99.8
Research and development expenses. . . . . . . . . . . . . . . . . . .               132.4          135.0          130.0
Provision relating to asbestos-related insurance coverage (Note 2) . .               316.0          159.0             --
Provision relating to a fumed silica plant (Note 8). . . . . . . . . .                  --             --          140.0
                                                                                ----------     ----------     ----------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,004.7        4,250.4        4,203.3
                                                                                ----------     ----------     ----------

Income from continuing operations before income taxes. . . . . . . . .               139.1          221.2          192.5
Provision for income taxes (Note 5). . . . . . . . . . . . . . . . . .                55.8           86.8          134.8
                                                                                ----------     ----------     ----------

Income from continuing operations. . . . . . . . . . . . . . . . . . .                83.3          134.4           57.7
Loss from discontinued operations (Note 6) . . . . . . . . . . . . . .                  --         (108.4)        (162.2)
                                                                                ----------     ----------     ----------

Income/(loss) before cumulative effect of accounting changes . . . . .                83.3           26.0         (104.5)
Cumulative effect of accounting changes (Notes 5 and 16) . . . . . . .                  --             --         (190.0)
                                                                                ----------     ----------     ----------
Net income/(loss). . . . . . . . . . . . . . . . . . . . . . . . . . .          $     83.3     $     26.0     $   (294.5)
                                                                                ----------     ----------     ----------
                                                                                ----------     ----------     ----------

Earnings/(loss) per share:
  Continuing operations. . . . . . . . . . . . . . . . . . . . . . . .          $     .88      $    1.46      $     .64
  Cumulative effect of accounting changes. . . . . . . . . . . . . . .          $      --      $      --      $   (2.12)
  Net earnings/(loss). . . . . . . . . . . . . . . . . . . . . . . . .          $     .88      $     .28      $   (3.29)
Fully diluted earnings per share:
  Continuing operations. . . . . . . . . . . . . . . . . . . . . . . .          $     .88      $    1.45      $     .62
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     .88      $     .28      $      -- (1)
---------------------------------------------------------------------------------------------------------------------------


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES F-8 TO F-24, ARE INTEGRAL PARTS OF THESE STATEMENTS.

(1) NOT PRESENTED AS THE EFFECT IS ANTI-DILUTIVE.


CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------


DOLLARS IN MILLIONS                                                                        1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes. . . . . . . . . . . . . . .     $  139.1       $  221.2       $  192.5
Reconciliation to cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .        260.7          234.6          232.1
  Provision relating to asbestos-related insurance coverage. . . . . . . . . . . .        316.0          159.0             --
  Provision relating to a fumed silica plant . . . . . . . . . . . . . . . . . . .           --             --          140.0
  Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign exchange:
    (Increase)/decrease in notes and accounts receivable, net. . . . . . . . . . .       (159.5)        (103.2)          48.4
    Increase in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (43.4)         (50.5)          (2.3)
    Net (payments for)/proceeds from settlements of interest rate agreements . . .         (4.0)          67.9            3.2
    Proceeds from asbestos-related insurance settlements . . . . . . . . . . . . .        138.6           74.6           31.5
    Payments made for asbestos-related litigation settlements, judgments and
       defense costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (198.6)        (177.7)        (101.8)
    Increase in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         10.3           50.1           29.5
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73.8         (174.4)        (214.2)
                                                                                       --------       --------       --------
Net pretax cash provided by operating activities of continuing operations. . . . .        533.0          301.6          358.9
Net pretax cash provided by operating activities of discontinued operations. . . .          6.5           44.2          178.3
                                                                                       --------       --------       --------
Net pretax cash provided by operating activities . . . . . . . . . . . . . . . . .        539.5          345.8          537.2
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (86.0)        (102.7)         (98.9)
                                                                                       --------       --------       --------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .        453.5          243.1          438.3
                                                                                       --------       --------       --------

INVESTING ACTIVITIES (1)
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (444.6)        (309.6)        (398.4)
Businesses acquired in purchase transactions, net of cash acquired and debt assumed      (276.9)        (306.6)         (61.2)
Increase in net assets of discontinued operations. . . . . . . . . . . . . . . . .        (32.9)         (43.1)        (101.5)
Net proceeds from divestments. . . . . . . . . . . . . . . . . . . . . . . . . . .        583.9          464.8          221.2
Net proceeds from sale/leaseback transactions. . . . . . . . . . . . . . . . . . .           --           27.2             --
Proceeds from disposals of assets. . . . . . . . . . . . . . . . . . . . . . . . .         34.0           15.4           38.7
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34.9             --          (36.5)
                                                                                       --------       --------       --------
Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . . .       (101.6)        (151.9)        (337.7)
                                                                                       --------       --------       --------

FINANCING ACTIVITIES (2)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (132.0)        (128.4)        (125.9)
Repayments of borrowings having original maturities in excess of three months. . .       (141.2)        (512.6)        (274.0)
Increase in borrowings having original maturities in excess of three months. . . .        535.1          373.0          355.7
Net (repayments of)/increase in borrowings having original maturities
   of less than three months.. . . . . . . . . . . . . . . . . . . . . . . . . . .       (605.8)         155.7         (508.0)
Sale of limited partner interest . . . . . . . . . . . . . . . . . . . . . . . . .           --             --          297.0
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21.1            6.4           13.8
                                                                                       --------       --------       --------
Net cash used for financing activities . . . . . . . . . . . . . . . . . . . . . .       (322.8)        (105.9)        (241.4)
                                                                                       --------       --------       --------
Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . .          1.6            (.5)          (3.5)
                                                                                       --------       --------       --------
Increase/(decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . .         30.7          (15.2)        (144.3)
                                                                                       --------       --------       --------
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . . .         47.6           62.8          207.1
                                                                                       --------       --------       --------
Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . . . . . .     $   78.3       $   47.6       $   62.8
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------
-----------------------------------------------------------------------------------------------------------------------------

THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES F-8 TO F-24, ARE INTEGRAL PARTS OF THESE STATEMENTS.

(1) SEE NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR SUPPLEMENTAL INFORMATION RELATING TO NON-CASH INVESTING ACTIVITIES.
(2) SEE NOTES 3 AND 9 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR SUPPLEMENTAL INFORMATION RELATING TO NON-CASH FINANCING ACTIVITIES.


CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------------

DOLLARS IN MILLIONS, EXCEPT PAR VALUE                                 December 31,        1994           1993
--------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .           $     78.3     $     47.6
Notes and accounts receivable, net (Note 7). . . . . . . . . . . . . . . .               975.7          657.4
Inventories (Note 7) . . . . . . . . . . . . . . . . . . . . . . . . . . .                514.2          441.0
Net assets of discontinued operations (Note 6) . . . . . . . . . . . . . .                335.6          761.3
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .                295.4          134.1
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                 29.7           36.2
                                                                                    -----------     ----------
  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .              2,228.9        2,077.6

Properties and equipment, net (Note 8) . . . . . . . . . . . . . . . . . .              1,730.1        1,454.1
Goodwill, less accumulated amortization of $71.8 (1993 - $53.2). . . . . .                672.5          481.6
Asbestos-related insurance receivable (Note 2) . . . . . . . . . . . . . .                512.6          962.3
Other assets (Note 7). . . . . . . . . . . . . . . . . . . . . . . . . . .              1,086.5        1,133.0
                                                                                    -----------     ----------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  6,230.6     $  6,108.6
                                                                                    -----------     ----------
                                                                                    -----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . .           $    430.9     $    532.6
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                433.7          414.6
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                197.0          126.5
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .                872.9          621.9
Minority interest (Note 12). . . . . . . . . . . . . . . . . . . . . . . .                297.0          297.0
                                                                                    -----------     ----------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .              2,231.5        1,992.6

Long-term debt (Note 9). . . . . . . . . . . . . . . . . . . . . . . . . .              1,098.8        1,173.5
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . .                690.9          613.8
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .                 92.5           97.4
Noncurrent liability for asbestos-related litigation (Note 2). . . . . . .                612.4          713.7
                                                                                    -----------     ----------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,726.1        4,591.0
                                                                                    -----------     ----------


COMMITMENTS AND CONTINGENCIES (Notes 2, 9 and 11)

SHAREHOLDERS' EQUITY (Note 13)
Preferred stocks, $100 par value . . . . . . . . . . . . . . . . . . . . .                  7.4            7.4
Common stock, $1.00 par value; 300,000,000 shares authorized;
  outstanding at December 31: 1994 - 94,083,000; 1993 - 93,465,000 . . . .                 94.1           93.5
Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                308.8          287.8
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,147.5        1,196.2
Cumulative translation adjustments . . . . . . . . . . . . . . . . . . . .                (53.3)         (67.3)
                                                                                    -----------     ----------
  TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . .              1,504.5        1,517.6
                                                                                    -----------     ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .           $  6,230.6     $  6,108.6
                                                                                    -----------     ----------
                                                                                    -----------     ----------
--------------------------------------------------------------------------------------------------------------



THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES F-8 TO F-24, ARE INTEGRAL PARTS OF THESE STATEMENTS.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

DOLLARS IN MILLIONS                                                         1994           1993           1992
--------------------------------------------------------------------------------------------------------------

PREFERRED STOCKS
Balance, beginning of year . . . . . . . . . . . . . . . . . . .        $    7.4       $    7.5       $    7.5
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --            (.1)            --
                                                                        --------       --------       --------
Balance, end of year . . . . . . . . . . . . . . . . . . . . . .             7.4           7.4             7.5
                                                                        --------       --------       --------

COMMON STOCK
Balance, beginning of year . . . . . . . . . . . . . . . . . . .            93.5           89.9           88.6
Conversion of notes and debentures . . . . . . . . . . . . . . .              --            2.8             --
Stock options and awards . . . . . . . . . . . . . . . . . . . .              .6             .7            1.3
Acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . .              --             .1             --
                                                                        --------       --------       --------
Balance, end of year . . . . . . . . . . . . . . . . . . . . . .            94.1           93.5           89.9
                                                                        --------       --------       --------

PAID IN CAPITAL
Balance, beginning of year . . . . . . . . . . . . . . . . . . .           287.8          151.4          120.1
Conversion of notes and debentures . . . . . . . . . . . . . . .              --          109.7             --
Stock options and awards . . . . . . . . . . . . . . . . . . . .            20.5           22.9           31.1
Acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . .              --            3.7             --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              .5             .1             .2
                                                                        --------       --------       --------
Balance, end of year . . . . . . . . . . . . . . . . . . . . . .           308.8          287.8          151.4
                                                                        --------       --------       --------

RETAINED EARNINGS
Balance, beginning of year . . . . . . . . . . . . . . . . . . .         1,196.2        1,298.6        1,719.0
Net income/(loss). . . . . . . . . . . . . . . . . . . . . . . .            83.3           26.0         (294.5)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .          (132.0)        (128.4)        (125.9)
                                                                        --------       --------       --------
Balance, end of year . . . . . . . . . . . . . . . . . . . . . .         1,147.5        1,196.2        1,298.6
                                                                        --------       --------       --------

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year . . . . . . . . . . . . . . . . . . .           (67.3)          (2.4)          90.0
Translation adjustments. . . . . . . . . . . . . . . . . . . . .            14.0          (64.9)         (92.4)
                                                                        --------       --------       --------
Balance, end of year . . . . . . . . . . . . . . . . . . . . . .           (53.3)         (67.3)          (2.4)
                                                                        --------       --------       --------

TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .        $1,504.5       $1,517.6       $1,545.0
                                                                        --------       --------       --------
                                                                        --------       --------       --------

--------------------------------------------------------------------------------------------------------------


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES F-8 TO F-24, ARE INTEGRAL PARTS OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
--------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of W. R. Grace & Co. and majority-owned companies (collectively, Grace). Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies (20%-50% owned) are accounted for under the equity method.

RECLASSIFICATIONS Certain amounts in the prior years' consolidated financial statements and related notes have been reclassified to conform to the current year's presentation and as required with respect to discontinued operations.

CASH EQUIVALENTS Cash equivalents consist of highly liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value because of the short maturities of these investments.

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

FOREIGN CURRENCY TRANSLATION Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. The financial statements of subsidiaries located in countries with highly inflationary economies must be remeasured as if the functional currency were the U.S. dollar. The remeasurement creates translation adjustments that are reflected in net income. Allocations for income taxes included in the translation adjustments account in shareholders' equity were not significant.

EARNINGS PER SHARE Primary earnings per share are computed on the basis of the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of convertible debt (with an increase in net income for the after-tax interest savings) and the issuance of common stock equivalents related to stock options.

FINANCIAL INSTRUMENTS Grace enters into interest rate agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates.

     The cash differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense. Gains and losses realized upon settlement of these agreements (recorded as other noncurrent liabilities or other assets, respectively) are deferred and either amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or recognized immediately if the underlying hedged instrument is settled. Premiums paid on caps are amortized to interest expense over the term of the cap. Cash flows related to the agreements are classified as operating activities in the Consolidated Statement of Cash Flows, consistent with the interest payments on the underlying debt.

     Gains and losses on foreign currency forward and option contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in net income in the period in which the transaction is consummated. Gains and losses on contracts that hedge net investments in foreign subsidiaries are recorded in the cumulative translation adjustments account in shareholders' equity. See Note 10 for additional information on financial instruments.

--------------------------------------------------------------------------------
2.   ASBESTOS AND RELATED INSURANCE LITIGATION
--------------------------------------------------------------------------------

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. At December 31, 1994, Grace was a defendant in approximately 38,700 asbestos-related lawsuits representing approximately 68,000 claims (versus approximately 38,100 lawsuits and 56,700 claims at December 31, 1993). In most of these lawsuits, Grace is one of many defendants. Of the lawsuits pending at December 31, 1994, 65 (92 at December 31, 1993) involved claims for property damage allegedly caused by the use of asbestos-containing materials in the construction of buildings. The plaintiffs in these lawsuits generally seek, among other things, to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. The remaining asbestos-related lawsuits involved claims for personal injury.

PROPERTY DAMAGE LITIGATION
Through December 31, 1994, 126 asbestos property damage cases had been dismissed with respect to Grace without payment of any damages or settlement amounts; judgments had been entered in favor of Grace in 10 cases (excluding one case that was settled following appeal of a judgment in favor of Grace and another case in which the plaintiff was granted a new trial on appeal, limited to statute of limitations issues); Grace had been held liable for a total of $74.6 in 7 cases (3 of which are on appeal); and 159 property damage suits and claims had been settled by Grace for a total of $341.8.

     Included in the asbestos property damage lawsuits pending against Grace and others at year-end 1994 were the following class actions: (1) a Pennsylvania state court action, certified in 1992, covering all commercial buildings in the U.S. leased in whole or in part to the U.S. government on or after May 30, 1986 and (2) an action, conditionally certified by the U.S. Court of Appeals for the Fourth Circuit in 1993 and pending in a U.S. District Court in South Carolina, covering all public and private colleges and universities in the U.S. whose buildings contain asbestos materials.

     In July 1994, a South Carolina state court judge dismissed the claims of most class members from a purported nationwide class action asbestos property damage lawsuit. In his ruling, the judge determined that a South Carolina statute prohibits non-residents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested that the court reconsider its decision.

     In August 1994, Grace entered into an agreement to settle a nationwide class action pending in the U.S. District Court for the Eastern District of Pennsylvania on behalf of all public and private elementary and secondary schools that contain friable asbestos materials (other than schools that "opted out" of the class). The terms of the settlement agreement (which is subject to judicial review and approval after class members have an opportunity to be heard) are not expected to have a significant effect on Grace's consolidated results of operations or financial position.

PERSONAL INJURY LITIGATION
Through December 31, 1994, approximately 8,400 asbestos personal injury lawsuits involving 22,200 claims had been dismissed with respect to Grace without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 17,000 such suits involving 20,000 claims had been disposed of for a total of $77.1. However, as a result of various trends (including the insolvency of other former asbestos producers and cross-claims by co-defendants in asbestos personal injury lawsuits), the costs incurred in disposing of such lawsuits in the past may not be indicative of the costs of disposing of such lawsuits in the future.

RANGE OF POTENTIAL EXPOSURE
Although personal injury cases are generally similar to each other (differing only in the type of asbestos-related illness allegedly suffered by the plaintiff), each property damage case is unique in that building age, type, size and utilization and difficulty of abatement, if necessary, vary from structure to structure; thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of such cases in the future. In addition, in property damage cases, information regarding product identification on a building-by-building basis (I.E., whether or not Grace products were actually used in the construction of the building), the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide the only meaningful guidance as to potential future costs. However, much of this information is not yet available in a majority of the property damage cases currently pending against Grace. Accordingly, estimates of future costs to dispose of these cases are, in most instances, based on incomplete information, as well as assumptions that may not be accurate. Further, uncertainty with respect to the class actions described in "Property Damage Litigation" above make it more difficult to reliably predict the costs Grace will incur in disposing of asbestos-related litigation.

     Subject to the preceding qualifications (which Grace believes to be significant), Grace has attempted to estimate its future costs to dispose of this litigation and has concluded that it is probable that the personal injury and property damage cases pending at December 31, 1994 can be disposed of for a total of $712.4, inclusive of legal fees and expenses, of which Grace has recorded $612.4 as a noncurrent liability and $100.0 as a current liability. This compares to the estimated liability (current and noncurrent) of $813.7 at December 31, 1993, reflecting payments made and the recording in the fourth quarter of 1994 of an additional provision of $50.0 for future costs.

INSURANCE COVERAGE AND LITIGATION
Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. Grace has recorded a receivable of $512.6 at December 31, 1994 for the insurance proceeds it expects to receive in reimbursement for prior payments and estimated future payments to dispose of asbestos-related litigation. This compares to a total receivable of $962.3 at December 31, 1993, reflecting net insurance proceeds received, the recognition in the fourth quarter of 1994 of $50.0 in additional insurance proceeds expected to be received, the reclassification of $100.0 received in January 1995 in settlement of a coverage dispute, and the non-cash charge of $316.0 described below.

     In September 1993, the U.S. Court of Appeals for the Second Circuit issued a decision that had the effect of reducing the amount of insurance coverage available to Grace with respect to asbestos property damage litigation and claims. The Court of Appeals reversed an earlier District Court ruling that coverage for asbestos property damage claims is triggered by the "discovery of damage" and instead ruled that, under New York law (which governs a significant portion of the policies that provide asbestos-related insurance coverage), such coverage is triggered based on the date of installation of asbestos-containing materials. As a result of this decision, Grace recorded a non-cash charge of $475.0 ($300.0 after-taxes) in the 1993 third quarter, but reversed $316.0 ($200.0 after-taxes) of the charge in the 1993 fourth quarter, after the court withdrew its September 1993 decision and agreed to rehear the case. On May 16, 1994, the court issued a new decision confirming its September 1993 decision. As a result, Grace reinstated a non-cash charge of $316.0 ($200.0 after-taxes) in the second quarter of 1994 to reflect the reduction in asbestos property damage insurance coverage.

     Grace has settled coverage disputes with certain insurance carriers. At December 31, 1994, these settlements provided for the future receipt by Grace of $187.0, including $100.0 received in January 1995. These amounts have been recorded as current and noncurrent notes receivable. In 1994, Grace received a total of $138.6 pursuant to settlements with certain insurance carriers in reimbursement for monies previously expended by Grace in connection with asbestos-related litigation; of this amount, $27.0 was received pursuant to settlements entered into in 1993, which had been separately classified as notes receivable. A portion of the $138.6 has been paid to plaintiffs in previously settled asbestos-related lawsuits. Additionally, $100.0 was received in January 1995 in settlement of a coverage dispute. Prior to 1994, Grace received payments totalling $172.3 from insurance carriers, the majority of which represented the aggregate remaining obligation owed to Grace by those carriers for primary level insurance coverage written by them for the period June 30, 1962 through June 30, 1987.

     Grace continues to seek to recover from its excess insurers the balance of the payments it has made with respect to asbestos-related litigation. As part of this effort, Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers that had agreed to a settlement and had made a series of payments under that agreement in 1993.
The group of carriers subsequently notified Grace that it would no longer honor the agreement (which had not been executed) due to the September 1993 U.S. Court of Appeals decision discussed above. Grace believes that the settlement agreement (which involves approximately $240.0 of the asbestos-related receivable of $512.6 at December 31, 1994) is binding and initiated action to enforce the settlement agreement. In January 1994, the U.S. District Court for the Eastern District of Texas held the agreement to be enforceable. The affiliated group of carriers has appealed this ruling to the U.S. Court of Appeals for the Fifth Circuit and sought to attack it in a collateral action in the U.S. District Court for the Southern District of New York; however, Grace successfully stayed this collateral attack.

     For the period October 20, 1962 through June 30, 1985 - the most relevant period for asbestos-related litigation - Grace purchased, on an annual basis, as much as eight levels of excess insurance coverage. In general, excess policies provide that when claims paid exhaust coverage at one level, the insured may seek payment from the carriers at the next higher level. For that 23-year period, the first six levels of excess insurance available from the insurance companies that Grace believes to be solvent (based primarily upon reports from a leading independent insurance rating service) provide coverage of approximately $1,400.0 (which includes the amounts reflected in the receivable discussed above). As mentioned previously, the May 1994 decision from the U.S. Court of Appeals for the Second Circuit has limited the amount of insurance coverage available for property damage claims. However, if the amount available in the first six levels should prove to be insufficient for personal injury lawsuits and claims, Grace has substantial additional coverage available in its two remaining levels of excess coverage. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the personal injury and property damage lawsuits and claims pending at December 31, 1994. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material effect on its consolidated results of operations or financial position.

--------------------------------------------------------------------------------
3.   ACQUISITIONS AND DIVESTMENTS
--------------------------------------------------------------------------------

ACQUISITIONS
During 1994, Grace made acquisitions totalling $351.7 (inclusive of cash acquired and debt assumed), primarily in its health care, construction products and packaging product lines. Grace acquired Home Nutritional Services, Inc. in the first quarter of 1994 for approximately $131.8 (inclusive of cash and assumed debt totalling $30.4) and acquired kidney dialysis centers and other health care businesses during 1994 for an aggregate of approximately $145.3 in cash. In the first quarter of 1994, Grace acquired construction chemicals businesses, and in the fourth quarter of 1994, Grace acquired a European flexible packaging business.

     In 1993, Grace acquired Home Intensive Care, Inc. for approximately $129.0 in cash and other health care businesses for an aggregate of $115.0 in cash and $3.8 in common stock. Additionally, during 1993 Grace acquired Latin America's largest water treatment business for approximately $57.6 in cash.

     In 1992, Grace completed the purchase of the common stock of Grace Energy Corporation (Grace Energy) not owned by Grace for $77.3 in cash. See Note 6 for a discussion of divestment activity with respect to Grace Energy's businesses. During 1992, Grace continued to expand its health care operations through the acquisition of several businesses and facilities for consideration totalling $44.2 in cash.

DIVESTMENTS
During 1994, Grace realized gross proceeds of $646.2 (inclusive of debt assumed by the buyers) from divestments, including payments made under financing arrangements entered into in connection with divestments in prior years. Substantially all businesses divested during 1994 were previously classified as discontinued operations. Divestment proceeds received in 1994 include $42.8 for Grace's remaining interest in The Restaurant Enterprises Group, Inc. (REG).

     In 1993, Grace completed the sale of substantially all of the oil and gas operations of Grace Energy and certain corporate investments, all of which were previously classified as discontinued operations. Other non-core businesses divested during 1993 included a 50% interest in a Japanese chemical operation and a food industry hygiene services business for approximately $31.4 and $11.2, respectively.

     In 1992, Grace sold its book, video and software distribution business, which was previously classified as a discontinued operation, and its organic chemicals business and related assets.

     See Note 6 for a discussion of divestment activity related to discontinued operations.

--------------------------------------------------------------------------------
4.   OTHER INCOME
--------------------------------------------------------------------------------

                                                   1994      1993      1992
--------------------------------------------------------------------------------

Interest income. . . . . . . . . . . . . . .    $   1.7    $ 21.7   $   3.9
Equity in earnings of affiliated companies .        2.9       1.0       3.4
Gains on sales of investments. . . . . . . .       27.4      22.9      12.6
Other, net . . . . . . . . . . . . . . . . .       18.5      17.6      38.9
                                                 ------    ------    ------
                                                 $ 50.5    $ 63.2    $ 58.8
                                                 ------    ------    ------
                                                 ------    ------    ------
--------------------------------------------------------------------------------

Gains on sales of investments include a 1994 gain of $27.0 on the sale of Grace's remaining interest in REG and a 1993 gain of $21.7 on the sale of a 50% interest in a Japanese chemical operation (see Note 3). Interest income in 1993 includes $20.0 relating to the settlement of prior years' Federal income tax returns.

--------------------------------------------------------------------------------
5.   INCOME TAXES
--------------------------------------------------------------------------------

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

     In the third quarter of 1993, Grace recorded the effects of the Omnibus Budget Reconciliation Act of 1993 (OBRA), which was enacted in August 1993. Among other things, OBRA increased the maximum U.S. Federal corporate tax rate to 35% (from 34%), effective January 1, 1993. However, neither this rate increase nor the other provisions of OBRA had a material effect on Grace's results of operations.

     The components of income/(loss) from continuing operations before income taxes are as follows:


---------------------------------------------------------------------------
                                                   1994      1993      1992
---------------------------------------------------------------------------

Domestic . . . . . . . . . . . . . . . . . .   $   44.3   $ 125.4   $ 206.4
Foreign. . . . . . . . . . . . . . . . . . .       94.8      95.8     (13.9)
                                                -------   -------   -------
                                                $ 139.1   $ 221.2   $ 192.5
                                                -------   -------   -------
                                                -------   -------   -------
---------------------------------------------------------------------------


The provision/(benefit) for income taxes allocated to continuing operations consisted of:


---------------------------------------------------------------------------
                                                   1994      1993      1992
---------------------------------------------------------------------------

Federal income taxes:
   Current . . . . . . . . . . . . . . . . .    $  25.3   $  53.6   $  75.6
   Deferred. . . . . . . . . . . . . . . . .      (34.8)    (28.7)    (20.2)
State and local income taxes - current . . .       21.8      19.1      16.5
Foreign income taxes:
   Current . . . . . . . . . . . . . . . . .       49.1      44.4      57.6
   Deferred. . . . . . . . . . . . . . . . .       (5.6)     (1.6)      5.3
                                                -------   -------   -------
                                                $  55.8   $  86.8    $134.8
                                                -------   -------   -------
                                                -------   -------   -------
---------------------------------------------------------------------------


     At December 31, 1994 and 1993, deferred tax assets and liabilities consisted of the following items:


---------------------------------------------------------------------------
                                                             1994      1993
---------------------------------------------------------------------------

Reserves not yet deductible for tax purposes . . . . .     $254.4    $ 96.9
Research and development expenses. . . . . . . . . . .      107.3     112.2
Postretirement benefits other than pensions. . . . . .       93.3      92.1
Net operating loss carryforwards . . . . . . . . . . .       54.4      47.1
Tax credit carryforwards . . . . . . . . . . . . . . .       49.0      84.9
State deferred taxes . . . . . . . . . . . . . . . . .       37.5      29.2
Provision relating to asbestos-related expenses. . . .       36.2       7.8
Capitalized inventory costs and inventory reserves . .       15.3      19.4
Pension and insurance reserves . . . . . . . . . . . .       14.8      26.2
Other. . . . . . . . . . . . . . . . . . . . . . . . .       54.4      42.1
                                                           ------    ------
   Total deferred tax assets . . . . . . . . . . . . .      716.6     557.9
                                                           ------    ------

Depreciation and amortization. . . . . . . . . . . . .      167.4     141.5
Prepaid pension cost . . . . . . . . . . . . . . . . .       72.3      71.0
Other. . . . . . . . . . . . . . . . . . . . . . . . .       21.3       4.0
                                                           ------    ------
   Total deferred tax liabilities. . . . . . . . . . .      261.0     216.5
                                                           ------    ------

Valuation allowance for deferred tax assets. . . . . .      137.0     129.7
                                                           ------    ------
   Net deferred tax assets . . . . . . . . . . . . . .     $318.6    $211.7
                                                           ------    ------
                                                           ------    ------


   In connection with the adoption of SFAS No. 109, Grace recognized a valuation allowance of $88.4, which has been adjusted to reflect subsequent events. The valuation allowance relates to the uncertainty as to the realization of certain deferred tax assets, including U.S. tax credit carryforwards, state and local net operating loss carryforwards and net deferred tax assets, and net operating loss carryforwards in certain foreign jurisdictions. Based upon anticipated future results, Grace has concluded, after consideration of the valuation allowance, that it is more likely than not that the net deferred tax asset balance will be realized.

   At December 31, 1994, there were $45.0 of tax credit carryforwards with expiration periods through 1998 and $4.0 of tax credit carryforwards with no expiration period. Additionally, there were state and local and foreign net operating loss carryforwards with a tax effect of $54.4 and various expiration periods.

   The U.S. Federal corporate tax rate reconciles to the effective tax rate for continuing operations as follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     1994      1993      1992
-----------------------------------------------------------------------------------------------------------------------------

U.S. Federal corporate tax rate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35.0%     35.0%     34.0%
Increase/(decrease) in tax rate resulting from:
    U.S. and foreign taxes on foreign operations . . . . . . . . . . . . . . . . . . . . . . .        3.8       7.3      10.8
    Utilization of general business credits. . . . . . . . . . . . . . . . . . . . . . . . . .       (1.5)     (2.9)       --
    State and local income taxes, net of U.S. Federal income tax benefit . . . . . . . . . . .        6.3       4.6       5.6
    Valuation allowance for deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . .         --        --      26.3
    Impact of U.S. and foreign tax rate changes on deferred taxes. . . . . . . . . . . . . . .         --      (3.3)       --
    Basis difference on sale of investment . . . . . . . . . . . . . . . . . . . . . . . . . .       (6.8)       --        --
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.3      (1.5)     (6.7)
                                                                                                     ----      ----      ----
Effective tax rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40.1%     39.2%     70.0%
                                                                                                     ----      ----      ----
                                                                                                     ----      ----      ----

------------------------------------------------------------------------------------------------------------------------------


     U.S. and foreign taxes have not been provided on approximately $301.3 of undistributed earnings of certain foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $27.2 and additional U.S. Federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

--------------------------------------------------------------------------------
6.   DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------


COCOA, BATTERY SEPARATORS AND ENGINEERED MATERIALS AND SYSTEMS
Grace's battery separators business; certain engineered materials businesses, principally its printing products, material technology, and electromagnetic radiation control businesses (collectively, EMS); and its cocoa business and other non-core businesses were classified as discontinued operations in the second quarter of 1993. At that time, a provision of $105.0 (net of an applicable tax benefit of $22.3) was recorded to reflect the losses expected on the divestment of these businesses. During 1994, Grace sold its battery separators business and substantially all of EMS for gross proceeds of $316.2. In February 1995, Grace sold its composite materials business, leaving its microwave business as the remaining EMS business to divest. Total proceeds received from the divestment of these businesses approximated prior estimates.

GRACE ENERGY
Grace Energy was classified as a discontinued operation in 1992. The loss from discontinued operations in 1992 included a provision of $155.0 (net of an applicable tax benefit of $81.8) to reflect the losses expected on the divestment of Grace Energy's operations. In 1994, Grace sold substantially all of its interest in Colowyo Coal Company (Colowyo), Grace Energy's only remaining significant operation, for proceeds of $218.3, including $192.8 of proceeds from a non-recourse financing secured by a portion of the revenues from certain long-term coal contracts. Grace retained a limited partnership interest in Colowyo, entitling it to share in the revenues from these coal contracts. In 1993, Grace sold substantially all of the oil and gas operations of Grace Energy for net cash proceeds of $386.0. Total proceeds received from the divestment of these businesses approximated prior estimates.

GRACE DISTRIBUTION AND OTHER
In 1994, Grace sold its animal genetics and Caribbean fertilizer operations for proceeds of $44.1. These and other businesses were classified as discontinued operations in 1993. In 1993, Grace completed the sale of its minority interests in Canonie Environmental Services Corporation and Grace-Sierra Horticultural Products Company for total proceeds of $41.3.

The loss from discontinued operations in 1992 included an after-tax provision of $12.1 relating to the loss associated with the sale of Grace's remaining Mexican-style restaurant operation. In March 1992, Grace completed the sale of Grace Distribution for $97.8 in cash and notes.

     Operating losses of Grace's discontinued operations subsequent to their classification as such were $14.2, $54.6, and $7.2 in 1994, 1993, and 1992, respectively; these amounts are consistent with amounts originally estimated and have been charged against established reserves. Operating results and sales and revenues prior to classification as discontinued operations were as follows:

-------------------------------------------------------------------------------
                                                                1993      1992
-------------------------------------------------------------------------------
COCOA
  Sales and revenues . . . . . . . . . . . . . . . . . . .  $ 142.1   $ 683.5
                                                            -------   -------
  (Loss)/income from operations before taxes (1) . . . . .  $  (5.6)  $   1.8
  Income tax benefit . . . . . . . . . . . . . . . . . . .      1.0        .4
                                                            -------   -------
  (Loss)/income from discontinued operations . . . . . . .  $  (4.6)  $   2.2
                                                            -------   -------
 -------------------------------------------------------------------------------

BATTERY SEPARATORS AND EMS
  Sales and revenues . . . . . . . . . . . . . . . . . . .  $  93.8   $ 413.6
                                                            -------   -------
  Income from operations before taxes (1). . . . . . . . .  $   4.7   $  29.1
  Income tax provision . . . . . . . . . . . . . . . . . .     (2.1)    (10.1)
                                                            -------   -------
  Income from discontinued operations. . . . . . . . . . .  $   2.6   $  19.0
                                                            -------   -------
-------------------------------------------------------------------------------

GRACE ENERGY
  Sales and revenues . . . . . . . . . . . . . . . . . . .  $    --   $ 266.3
                                                            -------   -------
  Loss from operations before taxes (1). . . . . . . . . .  $    --   $ (11.1)
  Income tax benefit . . . . . . . . . . . . . . . . . . .       --       6.6
                                                            -------   -------
  Loss from discontinued operations. . . . . . . . . . . .  $    --   $  (4.5)
                                                            -------   -------
-------------------------------------------------------------------------------

GRACE DISTRIBUTION AND OTHER
  Sales and revenues . . . . . . . . . . . . . . . . . . .  $  14.4   $  96.5
                                                            -------   -------
  Loss from operations before taxes (1). . . . . . . . . .  $  (1.7)  $ (16.2)
  Income tax benefit . . . . . . . . . . . . . . . . . . .       .3       4.4
                                                            -------   -------
  Loss from discontinued operations. . . . . . . . . . . .  $  (1.4)  $ (11.8)
                                                            -------   -------

Total operating results of discontinued operations . . . .  $  (3.4)  $   4.9
Net pretax loss on disposals of operations . . . . . . . .   (127.3)   (255.1)
Income tax benefit on disposals of operations. . . . . . .     22.3      88.0
                                                            -------   -------

Total loss from discontinued operations. . . . . . . . . .  $(108.4)  $(162.2)
                                                            -------   -------
                                                            -------   -------

-------------------------------------------------------------------------------

(1) REFLECTS AN ALLOCATION OF INTEREST EXPENSE BASED ON (a) A RATIO OF THE NET ASSETS OF THE BUSINESSES CLASSIFIED AS DISCONTINUED OPERATIONS IN THE SECOND QUARTER OF 1993 AS COMPARED TO GRACE'S TOTAL CAPITAL AND (b) GRACE'S INCREMENTAL BORROWING RATE APPLIED TO BOTH THE EXPECTED PROCEEDS FROM THE DIVESTMENT OF GRACE ENERGY AND TO THE NET ASSETS OF GRACE DISTRIBUTION THROUGH THE DATES OF THEIR RESPECTIVE SALES, ASSUMING THAT AMOUNTS RECEIVED FROM THE DIVESTMENT OF THESE BUSINESSES WERE USED TO REDUCE DEBT. THE ABOVE OPERATING RESULTS FOR THE PERIODS PRIOR TO CLASSIFICATION AS DISCONTINUED OPERATIONS INCLUDE INTEREST EXPENSE ALLOCATIONS OF $2.5 AND $38.6 FOR 1993 AND 1992, RESPECTIVELY.

     For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Grace Cocoa Associates, L.P. (LP) are included in Grace's consolidated financial statements as a component of discontinued operations, and the outside investors' interest in LP is reflected as a minority interest in the Consolidated Balance Sheet. See Note 12 for a further discussion of LP.

     Grace is pursuing the divestment of its cocoa business, its remaining EMS business and other investments, and expects to conclude such transactions in 1995. Net assets of Grace's remaining discontinued operations (excluding intercompany assets) at December 31, 1994 are as follows:


                                                                        COCOA          OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------
Current assets . . . . . . . . . . . . . . . . . . . . . . . .       $  276.3        $  21.5       $  297.8
Properties and equipment, net. . . . . . . . . . . . . . . . .          185.4           38.2          223.6
Investments in and advances to affiliated companies. . . . . .             --           38.7           38.7
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           42.6           16.7           59.3
                                                                     --------        -------       --------
     Total assets. . . . . . . . . . . . . . . . . . . . . . .       $  504.3       $  115.1       $  619.4
                                                                     --------        -------       --------

Current liabilities. . . . . . . . . . . . . . . . . . . . . .       $  185.6       $   15.8       $  201.4
Other noncurrent liabilities . . . . . . . . . . . . . . . . .           78.9            3.5           82.4
                                                                     --------        -------       --------
     Total liabilities . . . . . . . . . . . . . . . . . . . .       $  264.5       $   19.3       $  283.8
                                                                     --------        -------       --------
     Net assets. . . . . . . . . . . . . . . . . . . . . . . .       $  239.8       $   95.8       $  335.6
                                                                     --------        -------       --------
                                                                     --------        -------       --------
-------------------------------------------------------------------------------------------------------------

7. OTHER BALANCE SHEET ITEMS
-------------------------------------------------------------------------------------------------------------
                                                                                        1994           1993
-------------------------------------------------------------------------------------------------------------
NOTES AND ACCOUNTS RECEIVABLE
Trade receivables, less allowances of $95.1 (1993 - $49.7) . . . . . . . . . . .   $   742.0       $  545.7
Settlements due from insurance carriers - current. . . . . . . . . . . . . . . .       127.0           27.0
Other receivables, less allowances of $.1 (1993 - $.6) . . . . . . . . . . . . .       106.7           84.7
                                                                                   ---------       --------

                                                                                   $   975.7       $  657.4
                                                                                   ---------       --------
                                                                                   ---------       --------
-------------------------------------------------------------------------------------------------------------

INVENTORIES
Raw and packaging materials. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   129.8       $  111.4
In process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        75.3           59.9
Finished products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       289.5          243.3
General merchandise. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        62.7           67.0
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis. . .       (43.1)         (40.6)
                                                                                   ---------       --------
                                                                                   $   514.2       $  441.0
                                                                                   ---------       --------
                                                                                   ---------       --------
-------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Prepaid pension costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   218.2       $  224.2
Patient relationships, less accumulated amortization of $117.2 (1993 - $96.5). .       214.9          196.4
Long-term receivables, less allowances of $20.6 (1993 - $13.4) . . . . . . . . .       152.3          177.0
Deferred charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       133.3          110.4
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115.7          175.0
Long-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        79.3          104.4
Investments in and advances to affiliated companies. . . . . . . . . . . . . . .        56.0           51.4
Patents and licenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39.9           33.9
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76.9           60.3
                                                                                   ---------       --------
                                                                                   $ 1,086.5       $1,133.0
                                                                                   ---------       --------
                                                                                   ---------       --------
-------------------------------------------------------------------------------------------------------------

During 1994 and 1993, Grace entered into agreements to sell up to $320.0 and $270.0, respectively, of interests in designated pools of trade receivables. At December 31, 1994 and 1993, $296.8 and $263.8, respectively, had been received pursuant to such sales; these amounts are reflected as reductions to trade accounts receivable.


     Under the terms of these agreements, new interests in trade receivables are sold as collections reduce previously sold trade receivables. There is no recourse to Grace, nor is Grace required to repurchase any of the trade receivables in the pools; if certain trade receivables in the pools prove to be uncollectible, other trade receivables are substituted (to the extent available). The costs related to such sales are expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions.

     Inventories valued at LIFO cost comprised 25.2% and 29.0% of inventories at December 31, 1994 and 1993, respectively. The liquidation of prior years' LIFO inventory layers in 1994, 1993, and 1992 did not materially affect cost of goods sold in any of these years.

-------------------------------------------------------------------------------

8. PROPERTIES AND EQUIPMENT
-------------------------------------------------------------------------------


                                                           1994         1993
-------------------------------------------------------------------------------
Land . . . . . . . . . . . . . . . . . . . . . . . .  $    52.4    $    51.3
Buildings. . . . . . . . . . . . . . . . . . . . . .      698.3        636.1
Machinery, equipment and other . . . . . . . . . . .    2,080.2      1,842.5
Projects under construction. . . . . . . . . . . . .      397.4        247.9
                                                      ---------    ---------
     Properties and equipment, gross . . . . . . . .    3,228.3      2,777.8
Accumulated depreciation and amortization. . . . . .   (1,498.2)    (1,323.7)
                                                      ---------    ---------
     Properties and equipment, net . . . . . . . . .  $ 1,730.1    $ 1,454.1
                                                      ---------    ---------
                                                      ---------    ---------
-------------------------------------------------------------------------------


Interest costs have been incurred in connection with the financing of certain assets prior to placing them in service. Interest costs capitalized in 1994, 1993, and 1992 were $9.4, $7.4, and $20.4, respectively.

     Depreciation and lease amortization expense relating to properties and equipment amounted to $215.1, $196.1, and $202.1 in 1994, 1993, and 1992,
respectively.

     Grace's rental expense for operating leases amounted to $65.8, $63.8, and $80.0 in 1994, 1993, and 1992, respectively. See Note 11 for information regarding contingent rentals.

     At December 31, 1994, minimum future payments for operating leases were:


-------------------------------------------------------------------------------
          1995 . . . . . . . . . . . . . . . . . . .   $   65.3
          1996 . . . . . . . . . . . . . . . . . . .       55.0
          1997 . . . . . . . . . . . . . . . . . . .       46.2
          1998 . . . . . . . . . . . . . . . . . . .       36.0
          1999 . . . . . . . . . . . . . . . . . . .       28.5
          Later years. . . . . . . . . . . . . . . .       66.9
                                                       --------
          Total minimum lease payments . . . . . . .   $  297.9
                                                       --------
                                                       --------
-------------------------------------------------------------------------------

     The above minimum lease payments reflect sublease income of $11.3 per year for 1995 through 1999 and a total of $38.6 in later years.

     In 1992, a critical raw material supplier to Grace's fumed silica plant in Belgium was effectively denied a previously promised permit, resulting in the shutdown of the supplier's plant. As a result, the continued operation of Grace's plant would have required Grace to obtain other suppliers and/or take other actions requiring significant additional investment. Consequently, Grace closed its plant and in the third quarter of 1992 recorded a one-time provision of $140.0, reflecting the entire net book value of the facility and certain additional expenses. Grace is continuing to seek recovery, through litigation, for certain losses incurred as a result of the shutdown of the plant and is actively pursuing the sale of the plant's land and buildings.


-----------------------------------------------------------------------------------------

9. DEBT
-----------------------------------------------------------------------------------------
                                                                        1994        1993
-----------------------------------------------------------------------------------------
SHORT-TERM DEBT
Commercial paper (3.6% weighted average interest rate
  at year-end 1993) (1). . . . . . . . . . . . . . . . . . . . .   $     --    $  167.4
Current maturities of long-term debt . . . . . . . . . . . . . .      166.6         9.1
Other short-term borrowings (2). . . . . . . . . . . . . . . . .      264.3       356.1
                                                                   --------    --------
                                                                   $  430.9    $  532.6
                                                                   --------    --------
                                                                   --------    --------
LONG-TERM DEBT
Commercial paper (6.0% and 3.6% weighted average interest
  rates at year-end 1994 and 1993, respectively) (1) . . . . . .   $    5.5    $   30.8
Bank borrowings (5.8% and 3.6% weighted average interest
  rates at year-end 1994 and 1993, respectively) (1) . . . . . .      103.5       479.6
8.0% Notes Due 2004 (3). . . . . . . . . . . . . . . . . . . . .      300.0          --
7.4% Notes Due 2000 (4). . . . . . . . . . . . . . . . . . . . .      300.0       300.0
7.75% Notes Due 2002 (5) . . . . . . . . . . . . . . . . . . . .      150.0       150.0
6.5% Notes Due 1995 (6). . . . . . . . . . . . . . . . . . . . .      150.0       150.0
Medium-Term Notes, Series A (6.9% weighted average
  interest rate at year-end 1994) (7). . . . . . . . . . . . . .      128.5          --
Sundry indebtedness with various maturities through 2006 . . . .      127.9        72.2
                                                                   --------    --------
                                                                    1,265.4     1,182.6
Less current maturities of long-term debt. . . . . . . . . . . .      166.6         9.1
                                                                   --------    --------
                                                                   $1,098.8    $1,173.5
                                                                   --------    --------
                                                                   --------    --------
Full-year weighted average interest rate on total debt . . . . .        5.8%        5.5%

-----------------------------------------------------------------------------------------

(1) UNDER BANK REVOLVING CREDIT AGREEMENTS IN EFFECT AT YEAR-END 1994, GRACE MAY BORROW UP TO $700.0 AT INTEREST RATES BASED UPON THE PREVAILING PRIME, FEDERAL FUNDS AND/OR EURODOLLAR RATES. OF THAT AMOUNT, $350.0 IS AVAILABLE UNDER A 364-DAY CREDIT AGREEMENT EXPIRING AUGUST 31, 1995, AND $350.0 IS AVAILABLE UNDER A LONG-TERM FACILITY EXPIRING SEPTEMBER 1, 1999. AT DECEMBER 31, 1994, NO BORROWINGS WERE OUTSTANDING UNDER THESE CREDIT AGREEMENTS. THESE AGREEMENTS ALSO SUPPORT THE ISSUANCE OF COMMERCIAL PAPER AND BANK BORROWINGS, $109.0 OF WHICH WAS OUTSTANDING AT DECEMBER 31, 1994 (INCLUDED IN LONG-TERM DEBT ABOVE). AT DECEMBER 31, 1994, THE AGGREGATE AMOUNT OF NET UNUSED AND UNRESERVED BORROWINGS UNDER THE LONG-TERM AND 364-DAY FACILITIES WAS $591.0. THESE AGREEMENTS REPLACED A CREDIT AGREEMENT UNDER WHICH $714.6 OF 364-DAY FACILITIES AND $510.4 OF LONG-TERM FACILITIES HAD BEEN AVAILABLE. GRACE'S ABILITY TO BORROW UNDER THE CURRENT FACILITIES IS SUBJECT TO COMPLIANCE WITH VARIOUS COVENANTS, INCLUDING MAINTENANCE OF TOTAL DEBT TO TOTAL CAPITALIZATION AND INTEREST COVERAGE RATIOS.

(2) REPRESENTS BORROWINGS UNDER VARIOUS LINES OF CREDIT AND OTHER MISCELLANEOUS BORROWINGS, PRIMARILY OF NON-U.S. SUBSIDIARIES.

(3) DURING THE THIRD QUARTER OF 1994, GRACE SOLD $300.0 OF 8.0% NOTES DUE 2004 AT AN INITIAL PUBLIC OFFERING PRICE OF 99.794% OF PAR, TO YIELD 8.03%. INTEREST IS PAYABLE SEMIANNUALLY, AND THE NOTES MAY NOT BE REDEEMED PRIOR TO MATURITY.


(4) DURING THE FIRST QUARTER OF 1993, GRACE SOLD AT PAR $300.0 OF 7.4% NOTES DUE 2000. INTEREST IS PAYABLE SEMIANNUALLY, AND THE NOTES MAY NOT BE REDEEMED PRIOR TO MATURITY.

(5) DURING THE THIRD QUARTER OF 1992, GRACE SOLD AT PAR $150.0 OF 7.75% NOTES DUE 2002. INTEREST IS PAYABLE SEMIANNUALLY, AND THE NOTES MAY NOT BE REDEEMED PRIOR TO MATURITY.

(6) DURING THE FOURTH QUARTER OF 1992, GRACE SOLD $150.0 OF 6.5% NOTES DUE 1995 AT AN INITIAL PUBLIC OFFERING PRICE OF 99.758% OF PAR, TO YIELD 6.59%. INTEREST IS PAYABLE SEMIANNUALLY, AND THE NOTES MAY NOT BE REDEEMED PRIOR TO MATURITY.

(7) DURING THE SECOND QUARTER OF 1994, GRACE ENTERED INTO AN AGREEMENT PROVIDING FOR THE ISSUANCE AND SALE FROM TIME TO TIME OF ITS MEDIUM-TERM NOTES, SERIES A (MTNS), WITH AN AGGREGATE ISSUE PRICE OF UP TO $300.0. THE MTNS MAY BEAR INTEREST AT EITHER FIXED OR FLOATING RATES AND HAVE MATURITY DATES MORE THAN NINE MONTHS FROM THEIR RESPECTIVE DATES OF ISSUANCE. INTEREST ON EACH FIXED RATE MTN IS PAYABLE SEMIANNUALLY, AND INTEREST ON EACH FLOATING RATE MTN IS PAYABLE AS ESTABLISHED AT THE TIME OF ISSUANCE.

Payment of substantially all of Grace's borrowings may be accelerated, and its principal borrowing agreements terminated, upon the occurrence of a default under certain other Grace borrowings.

     Scheduled maturities of debt outstanding at December 31, 1994 are:
1995 - $166.6; 1996 - $88.1; 1997 - $111.6; 1998 - $5.1; and 1999 - $13.4.

     Interest expense, excluding related financing costs, for 1994, 1993, and 1992 amounted to $86.9, $81.5, and $90.0, respectively. Interest payments made in 1994, 1993, and 1992 amounted to $106.1, $102.5, and $166.8, respectively.

     A registration statement that became effective in January 1994 covers $750.0 of debt and/or equity securities that may be sold from time to time. At December 31, 1994, $321.5 (including up to $171.5 of MTNs) remains available under the registration statement.

-------------------------------------------------------------------------------
10. FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

LONG-TERM DEBT/INTEREST RATE AGREEMENTS

To manage its exposure to changes in interest rates, Grace enters into interest rate agreements, most of which effectively convert fixed-rate debt into variable-rate debt based on the London Interbank Offered Rate. At December 31, 1994 and 1993, the notional amounts of outstanding interest rate swaps related
to long-term debt were $1,010.0 and $970.0, respectively.   Notional amounts do
not quantify risk or represent assets or liabilities of Grace, but are used in the calculation of cash settlements under the agreements. Management does not currently intend to settle any of the agreements prior to maturity.

     Grace's debt and interest rate management objective is to reduce its cost of funding over the long term, considering economic conditions and their potential impact on Grace. The strategy emphasizes improving liquidity by developing and maintaining access to a variety of long-term and short-term capital markets. Grace enters into standard interest rate swaps that have readily identifiable impacts on interest cost and are characterized by broad market liquidity.

     During 1994 and 1993, Grace realized positive cash flows of $10.0 and $87.0, respectively, from interest rate agreements. Realized gains and losses on interest rate agreements are amortized to interest expense over a period relevant to the agreement (1 - 10 years); at December 31, 1994 and 1993, unamortized net gains were $43.0 and $56.0, respectively. At December 31, 1994 and 1993, Grace would have been required to pay $121.0 and $23.0, respectively, to retire these agreements. The maturities and notional amounts of the swaps closely match underlying debt instruments. This will result in the changes in the fair value of swaps being substantially offset by changes in the fair value of the debt. At December 31, 1994 and 1993, the fair value of long-term debt was $1,070.0 and $1,210.0, respectively. The fair value of long-term debt is determined by obtaining quotes from financial institutions.

FOREIGN CURRENCY CONTRACTS

Grace enters into a variety of foreign exchange forward and option contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date. At December 31, 1994 and 1993, Grace had notional principal amounts of approximately $10.0 and $34.9, respectively, in contracts to buy or sell foreign currency in the future. The recorded values at December 31, 1994 and 1993, which approximated fair value based on exchange rates at December 31, 1994 and 1993, were not significant.

OTHER FINANCIAL INSTRUMENTS

At December 31, 1994 and 1993, the recorded value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities of these instruments. Additionally, the recorded value of both long-term investments and receivables approximated fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

MARKET AND CREDIT RISKS

Exposure to market risk on interest rate and foreign currency contracts results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to Grace's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade. Grace is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value as stated above; Grace believes the risk of incurring losses due to credit risk is remote.

--------------------------------------------------------------------------------
11.  COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

Grace is the named tenant or guarantor with respect to certain lease obligations of previously divested businesses. The leases, some of which extend to 2014, have future minimum lease payments aggregating $67.3. Grace is also the named tenant or guarantor with respect to lease obligations having future minimum lease payments of $35.8, as to which a previously divested home center business had been released in bankruptcy; offsetting this is $35.1 of future minimum rental income from subtenants. Grace continues to attempt to sublease the remaining properties and believes its ultimate exposure is not material.

     Grace is the named tenant with respect to lease obligations, with future minimum lease payments of $15.2, that have been assigned to Hermans, a previously divested business. Grace believes its ultimate exposure under these leases is not material and that it is fully indemnified by other parties for any losses it may incur under these leases.

     Grace is contingently liable with respect to leases entered into by REG's subsidiaries. After undergoing a reorganization in 1993, REG (now named Family Restaurants, Inc.) has agreed to indemnify Grace with respect to these leases. At December 31, 1994, these leases have future minimum lease payments of $68.3. Grace believes any risk of loss from these contingent liabilities is remote.

      Grace is subject to loss contingencies resulting from environmental laws and regulations, which, among other things, impose obligations to remove or mitigate the effects on the environment of the disposal or release of substances at various sites. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a loss is probable and can be reasonably estimated. At December 31, 1994, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totalled approximately $216.0, as compared to $160.0 at December 31, 1993. The principal reason for this increase is due to a change in the estimated costs of remediation at a former manufacturing site due to additional required remediation activities. Additionally, a change in the estimated liability for remediation costs related to a previously divested business, as a result of a court ruling that Grace is responsible for a substantial portion of the costs, contributed to an increase in the liability; Grace has separately recorded a receivable for the amount expected to be received from its insurance carriers with respect to this liability.

      In 1994, periodic provisions were recorded for environmental and plant closure expenses, which include the costs of future environmental investigatory and remediation activities. Additionally, in the first quarter of 1994, Grace recorded a provision of approximately $40.0, principally to provide for future environmental costs. These provisions are included in the Consolidated Statement of Operations as part of cost of goods sold and operating expenses. Grace's current balance sheet reserves are considered adequate to cover the aforementioned liabilities.

      Grace's environmental liabilities are reassessed whenever environmental circumstances become better defined and/or remediation efforts and their costs can be better estimated. The measurement of the liability is evaluated quarterly based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, and the apportionment of costs among potentially responsible parties. As some of the previously mentioned issues are decided (the outcome of which is subject to various uncertainties) and/or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for additional accruals.

--------------------------------------------------------------------------------
12.  MINORITY INTEREST
--------------------------------------------------------------------------------

Minority interest consists of a limited partner interest in LP. The total capital of LP at December 31, 1994 was $1,473.2. LP's assets consist of Grace Cocoa's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities and guaranteed by W. R. Grace & Co. and its principal operating subsidiary, and cash. Grace had $368.1 of borrowings from LP at December 31, 1994. Four Grace entities serve as general partners of LP and own general partner interests totalling 79.03% in LP; the sole limited partner of LP, which initially acquired its interest in LP in exchange for a $300.0 cash capital contribution ($297.0 of which was funded by outside investors), owns a 20.97% limited partner interest in LP. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements as a component of discontinued operations and the outside investors' interest in LP is reflected as a minority interest.

--------------------------------------------------------------------------------
13.  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

The weighted average number of shares of common stock outstanding during 1994 was 93,936,000 (1993 - 91,461,000; 1992 - 89,543,000).

     W. R. Grace & Co. is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued at December 31, 1994, approximately 11,214,000 shares are reserved for issuance pursuant to stock options and other stock incentives. In addition, at December 31, 1994, approximately 105,297,000 shares were reserved for issuance under Common Stock Purchase Rights (Rights).
A Right is issued for each outstanding share of common stock; the Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

     Preferred stocks authorized, issued and outstanding are:


                                                                                                      Par value of
                                       Shares as of December 31, 1994                              Shares Outstanding
                                  -----------------------------------------                ----------------------------------
                                   Authorized             In           Out-
                                   and Issued       Treasury       standing                1994           1993           1992
                                  -----------------------------------------                ----------------------------------


6% Cumulative (1)                      40,000          3,536         36,464                $3.6           $3.6           $3.6
8% Cumulative Class A (2)              50,000         33,644         16,356                 1.6            1.6            1.7
8% Noncumulative Class B (2)           40,000         18,415         21,585                 2.2            2.2            2.2
                                                                                           ----           ----           ----
                                                                                           $7.4           $7.4           $7.5
                                                                                           ----           ----           ----
                                                                                           ----           ----           ----
-----------------------------------------------------------------------------------------------------------------------------

(1) 160 VOTES PER SHARE.
(2) 16 VOTES PER SHARE.


     Dividends paid on the preferred stocks amounted to $.5 in each of 1994, 1993, and 1992.

     The Certificate of Incorporation also authorizes 5,000,000 shares of Class C Preferred Stock, $1 par value, none of which has been issued.

--------------------------------------------------------------------------------
14.  STOCK INCENTIVE PLANS
--------------------------------------------------------------------------------

Changes in outstanding common stock options are summarized below:

-----------------------------------------------------------------------------------------------------------------------------

                                                    1994                         1993                          1992
                                         ------------------------      ------------------------      ------------------------

                                                          AVERAGE                       Average                       Average
                                            NUMBER       EXERCISE         Number       Exercise         Number       Exercise
                                         OF SHARES          PRICE      of Shares          Price      of Shares          Price
-----------------------------------------------------------------------------------------------------------------------------

Balance at beginning of year . . .       6,965,304         $36.48      6,365,187         $35.09      6,112,248         $32.01
Options granted. . . . . . . . . .       1,358,900          42.27      1,461,425          38.00      1,445,300          37.77
                                         ---------                     ---------                    ----------
                                         8,324,204                     7,826,612                     7,557,548
Options exercised. . . . . . . . .        (606,444)         29.21       (683,255)         25.89     (1,132,863)         25.29
Options terminated or canceled . .        (104,872)         37.33       (178,053)         40.13        (59,498)         27.97
                                         ---------                     ---------                    ----------
Balance at end of year . . . . . .       7,612,888          38.08      6,965,304          36.48      6,365,187          35.09
                                         ---------                     ---------                    ----------
                                         ---------                     ---------                    ----------
-----------------------------------------------------------------------------------------------------------------------------


     At December 31, 1994, options covering 5,633,761 shares (1993 - 5,056,256;
1992 - 4,025,840) were exercisable and 3,547,094 shares (1993 - 1,804,122; 1992
- 3,087,994) were available for additional grants.

--------------------------------------------------------------------------------
15.  PENSION PLANS
--------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods because of differing local laws and customs and therefore cannot be summarized. Approximately 60% of U.S. and non-U.S. plan assets at December 31, 1994 were common stocks, with the remainder primarily fixed income securities.

     Pension (benefit)/cost is comprised of the following components:

-----------------------------------------------------------------------------------------------------------------------------

                                                                           1994               1993                1992
                                                                     ----------------   ----------------    -----------------

                                                                       U.S.  NON-U.S.      U.S.  Non-U.S.      U.S.  Non-U.S.
-----------------------------------------------------------------------------------------------------------------------------

Service cost on benefits earned during the year. . . . . . . . .    $  25.6   $  13.4   $  17.6   $   9.5   $  11.1   $   9.4
Interest cost on benefits earned in prior years. . . . . . . . .       49.8      19.3      36.3      17.1      31.7      16.5
Actual loss/(return) on plan assets. . . . . . . . . . . . . . .       17.9      10.6    (108.2)    (56.7)    (20.9)    (30.6)
Deferred (loss)/gain on plan assets. . . . . . . . . . . . . . .      (89.5)    (37.4)     58.1      36.0     (30.5)      9.5
Amortization of net gains and prior service costs. . . . . . . .       (7.7)     (1.6)     (5.3)     (1.7)     (8.4)     (5.5)
                                                                    -------   -------   -------   -------   -------   -------
Net pension (benefit)/cost . . . . . . . . . . . . . . . . . . .    $  (3.9)  $   4.3   $  (1.5)  $   4.2   $ (17.0)  $   (.7)
                                                                    -------   -------   -------   -------   -------   -------
                                                                    -------   -------   -------   -------   -------   -------
-----------------------------------------------------------------------------------------------------------------------------


     The funded status of these plans was as follows:

-----------------------------------------------------------------------------------------------------------------------------

                                                                                  1994                         1993
                                                                          ---------------------        ----------------------

                                                                            U.S.       NON-U.S.           U.S.       Non-U.S.
-----------------------------------------------------------------------------------------------------------------------------

Actuarial present value of benefit obligation:
    Vested . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 575.2        $ 171.4        $ 614.2        $ 172.6
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------
Accumulated benefit obligation . . . . . . . . . . . . . . . . .         $ 579.8        $ 179.7        $ 620.0        $ 182.2
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------
Total projected benefit obligation . . . . . . . . . . . . . . .         $ 636.7        $ 240.3        $ 691.4        $ 263.4
Plan assets at fair value. . . . . . . . . . . . . . . . . . . .           751.6          268.3          836.4          270.1
                                                                         -------        -------        -------        -------
Plan assets in excess of projected benefit obligation. . . . . .           114.9           28.0          145.0            6.7
Unamortized net gain at initial adoption . . . . . . . . . . . .           (83.9)          (3.8)         (96.1)          (6.4)
Unamortized prior service cost . . . . . . . . . . . . . . . . .            31.3            4.0           34.8            4.2
Unrecognized net loss/(gain) . . . . . . . . . . . . . . . . . .            63.4          (13.0)          47.6             .9
                                                                         -------       --------        -------         ------
Prepaid pension cost . . . . . . . . . . . . . . . . . . . . . .         $ 125.7       $  15.2  (1)    $ 131.3        $   5.4 (1)
                                                                         -------       --------        -------         ------
                                                                         -------       --------        -------         ------
-----------------------------------------------------------------------------------------------------------------------------

(1)  INCLUDES $70.3 IN 1994 AND $66.0 IN 1993 OF DEFERRED PENSION COSTS.



     The following significant assumptions were used in 1994, 1993, and 1992:

-----------------------------------------------------------------------------------------------------------------------------
                                                               1994                      1993                    1992
                                                        -------------------      -------------------      -------------------

                                                        U.S.       NON-U.S.      U.S.       Non-U.S.      U.S.       Non-U.S.
-----------------------------------------------------------------------------------------------------------------------------


Discount rate at December 31,. . . . . . . . . . .       8.5%    5.0 - 12.0%      7.5%    4.5 -  9.2%      8.0%    6.0 - 12.0%
Expected long-term rate of return. . . . . . . . .       9.0     6.0 - 10.5       9.0     6.0 - 10.5       9.0     6.0 - 11.0
Rate of compensation increase. . . . . . . . . . .       5.5     4.0 -  7.5       5.5     3.5 -  7.5       6.0     3.5 -  7.5
-----------------------------------------------------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------
16.  OTHER POSTRETIREMENT BENEFIT PLANS
--------------------------------------------------------------------------------

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

     Included in noncurrent liabilities as of December 31, 1994 and 1993 are the following:




---------------------------------------------------------------------------
                                                             1994      1993
---------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
     Retirees. . . . . . . . . . . . . . . . . . . . .     $192.6    $168.9
     Fully eligible participants . . . . . . . . . . .       12.1      36.9
     Active ineligible participants. . . . . . . . . .       26.3      38.3
                                                           ------    ------
Accumulated postretirement benefit obligation. . . . .      231.0     244.1
     Unrecognized net loss . . . . . . . . . . . . . .      (28.5)    (40.7)
     Unrecognized prior service benefit. . . . . . . .       48.6      52.9
                                                           ------    ------
Accrued postretirement benefit obligation. . . . . . .     $251.1    $256.3
                                                           ------    ------
                                                           ------    ------
---------------------------------------------------------------------------


     Net periodic postretirement benefit cost for the years ended December 31, 1994, 1993, and 1992 is comprised of the following components:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                           1994           1993           1992
-----------------------------------------------------------------------------------------------------------------------------

Service cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2.1         $  2.2         $  3.8
Interest cost on accumulated postretirement benefit obligation . . . . . . . . .           16.2           13.2           15.6
Amortization of net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1.2             .2             --
Amortization of prior service benefit. . . . . . . . . . . . . . . . . . . . . .           (4.3)          (4.5)          (1.9)
                                                                                         ------         ------          -----
Net periodic postretirement benefit cost . . . . . . . . . . . . . . . . . . . .         $ 15.2         $ 11.1         $ 17.5
                                                                                         ------         ------          -----
                                                                                         ------         ------          -----
-----------------------------------------------------------------------------------------------------------------------------

     As a result of classifying certain operations as discontinued, Grace recognized reductions in the accrued postretirement benefit obligation of approximately $16.6 and $23.5 in 1993 and 1992, respectively, which are reflected in the reserve for discontinued operations.

     During 1992, Grace's retiree medical plans were amended to increase cost sharing by employees retiring after January 1, 1993. This amendment decreased the accumulated postretirement benefit obligation by $48.6 at December 31, 1994 and will be amortized over an average remaining future service life of approximately 12 years.

     Medical care cost trend rates were projected at 10.9% in 1994, declining to 6.0% through 2002 and remaining level thereafter. A one percentage point increase in each year's assumed medical care cost trend rate, holding all other assumptions constant, would increase the annual net periodic postretirement benefit cost by $3.0 and the accumulated postretirement benefit obligation by $18.7. The discount rates at December 31, 1994, 1993, and 1992 were 8.5%, 7.5%, and 8.0%, respectively.

     Effective January 1, 1994, Grace adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for non-accumulating postemployment benefits. Grace's primary postemployment obligation is for disabled workers' medical benefits. These are currently included in accrued postretirement costs under SFAS No. 106. The adoption of SFAS No. 112 did not have a material effect on Grace's results of operations or financial position.

--------------------------------------------------------------------------------
17.  INDUSTRY SEGMENTS AND INFORMATION ABOUT FOREIGN OPERATIONS
--------------------------------------------------------------------------------

INDUSTRY SEGMENT INFORMATION

Grace is a global producer of specialty chemicals and holds a leadership position in specialized health care services and products. The tables below present information related to Grace's two industry segments for the years 1994 -1992. Intersegment sales, eliminated in consolidation, are nominal and are not disclosed separately.


                                              Specialty    Health
                                              Chemicals      Care     Total
---------------------------------------------------------------------------

Sales and Revenues . . . . . . . .     1994      $3,218    $1,875    $5,093
                                       1993       2,895     1,513     4,408
                                       1992       3,062     1,275     4,337

Pretax Operating Income (1). . . .     1994         338       249       587
                                       1993         284       194       478
                                       1992         299       126       425

Identifiable Assets. . . . . . . .     1994       2,364     1,735     4,099
                                       1993       1,996     1,297     3,293
                                       1992       1,893       906     2,799

Capital Expenditures . . . . . . .     1994         329        86       415
                                       1993         209        80       289
                                       1992         224        52       276

Depreciation and Amortization. . .     1994         148        94       242
                                       1993         138        78       216
                                       1992         151        65       216

---------------------------------------------------------------------------


INFORMATION ABOUT FOREIGN OPERATIONS

The table below provides information pertaining to Grace's operations by geographic area. Asia Pacific and Latin America are included in Other.


                                                           United
                                                           States         Canada         Europe          Other          Total
-----------------------------------------------------------------------------------------------------------------------------

Sales and Revenues . . . . . . . .            1994         $3,309           $122         $1,058           $604         $5,093
                                              1993          2,855            124            932            497          4,408
                                              1992          2,721            131          1,081            404          4,337

Pretax Operating Income (1). . . .            1994            423              9             74             81            587
                                              1993            365              7             47             59            478
                                              1992            291             --             75             59            425

Identifiable Assets. . . . . . . .            1994          2,468             82          1,026            523          4,099
                                              1993          2,063             82            753            395          3,293
                                              1992          1,669             75            772            283          2,799

-----------------------------------------------------------------------------------------------------------------------------


Pretax operating income and total identifiable assets for both segment and geographic results are reconciled below to income from continuing operations before income taxes and consolidated total assets, respectively, as presented in the Consolidated Statement of Operations and Consolidated Balance Sheet.
Capital expenditures and depreciation and amortization expense are reconciled below to the respective amounts presented in the Consolidated Statement of Cash Flows. Grace allocates to its industry segments general corporate overhead expenses, general corporate research expenses and certain other income and expense items that can be identified with segment operations.


                                                                                           1994           1993           1992
-----------------------------------------------------------------------------------------------------------------------------

Pretax operating income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  587         $  478         $  425
Interest expense and related financing costs . . . . . . . . . . . . . . . . . .           (110)           (84)          (100)
Provision relating to asbestos-related insurance coverage. . . . . . . . . . . .           (316)          (159)            --
Provision relating to a fumed silica plant . . . . . . . . . . . . . . . . . . .             --             --           (140)
Other (expenses)/income, net . . . . . . . . . . . . . . . . . . . . . . . . . .            (22)           (14)             8
                                                                                         ------         ------         ------
Income from continuing operations before income taxes. . . . . . . . . . . . . .         $  139         $  221         $  193
                                                                                         ------         ------         ------
                                                                                         ------         ------         ------
-----------------------------------------------------------------------------------------------------------------------------
Identifiable assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,099         $3,293         $2,799
Asbestos-related insurance receivable. . . . . . . . . . . . . . . . . . . . . .            513            962             --
General corporate assets (2) . . . . . . . . . . . . . . . . . . . . . . . . . .          1,283          1,093          1,235
Discontinued operations' net assets. . . . . . . . . . . . . . . . . . . . . . .            336            761          1,565
                                                                                         ------         ------         ------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $6,231         $6,109         $5,599
                                                                                         ------         ------         ------
                                                                                         ------         ------         ------
-----------------------------------------------------------------------------------------------------------------------------
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  415         $  289         $  276
General corporate expenditures . . . . . . . . . . . . . . . . . . . . . . . . .             30             21             34
Discontinued operations' expenditures. . . . . . . . . . . . . . . . . . . . . .             --             --             88
                                                                                         ------         ------         ------
Total capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  445         $  310         $  398
                                                                                         ------         ------         ------
                                                                                         ------         ------         ------
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .         $  242         $  216         $  216
General corporate depreciation and amortization  . . . . . . . . . . . . . . . .             19             19             16
                                                                                         ------         ------         ------
Total depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .         $  261         $  235         $  232
                                                                                         ------         ------         ------
                                                                                         ------         ------         ------
-----------------------------------------------------------------------------------------------------------------------------

(1) 1993 AND 1992 AMOUNTS HAVE BEEN RESTATED TO INCLUDE THE ALLOCATION TO INDUSTRY SEGMENTS OF GENERAL CORPORATE OVERHEAD EXPENSES, GENERAL CORPORATE RESEARCH EXPENSES AND CERTAIN OTHER INCOME AND EXPENSE ITEMS TO CONFORM TO THE 1994 PRESENTATION.
(2) GENERAL CORPORATE ASSETS PRINCIPALLY INCLUDE DEFERRED TAX ASSETS, DEFERRED PENSION ASSETS AND CORPORATE RECEIVABLES AND INVESTMENTS.



-----------------------------------------------------------------------------------------------------------------------------
QUARTERLY SUMMARY AND STATISTICAL INFORMATION UNAUDITED-DOLLARS IN MILLIONS, EXCEPT PER SHARE
-----------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED                                                  1Q                  2Q                  3Q                  4Q
-----------------------------------------------------------------------------------------------------------------------------

1994
Specialty Chemicals. . . . . . . . . . . . . . . .      $   675.4           $   782.9           $   815.5           $   944.4
Health Care. . . . . . . . . . . . . . . . . . . .          401.4               454.0               491.2               528.5
                                                         --------            --------            --------            --------
     Total sales and revenues. . . . . . . . . . .      $ 1,076.8           $ 1,236.9           $ 1,306.7           $ 1,472.9
Cost of goods sold and operating expenses. . . . .          680.6               721.5               755.4               797.4
Net income/(loss). . . . . . . . . . . . . . . . .           38.2              (134.3) (3)           76.0               103.4
Earnings/(loss) per share: (1)
     Net earnings/(loss) . . . . . . . . . . . . .      $     .41           $   (1.43)          $     .81           $    1.10

Fully diluted earnings per share:
     Net earnings. . . . . . . . . . . . . . . . .      $     .40           $      --  (4)      $     .80           $    1.09

Dividends declared per common share. . . . . . . .      $     .35           $     .35           $     .35           $     .35

Market price of common stock: (2)
     High. . . . . . . . . . . . . . . . . . . . .      $      46 1/2       $      43           $      42 3/8       $      41 1/8
     Low . . . . . . . . . . . . . . . . . . . . .             40 3/8              39                  38 1/4              36
     Close . . . . . . . . . . . . . . . . . . . .             41 1/4              39 7/8              41 1/2              38 5/8
-----------------------------------------------------------------------------------------------------------------------------
1993 (5)
Specialty Chemicals. . . . . . . . . . . . . . . .      $   648.1           $   729.9           $   734.7           $   782.9
Health Care. . . . . . . . . . . . . . . . . . . .          338.1               364.2               401.4               409.1
                                                        ---------           ---------           ---------           ---------
     Total sales and revenues. . . . . . . . . . .      $   986.2           $ 1,094.1           $ 1,136.1           $ 1,192.0
Cost of goods sold and operating expenses. . . . .          592.4               644.1               660.1               719.1
Income/(loss) from continuing operations . . . . .           31.7                53.9              (236.4) (6)          285.2  (7)
Loss from discontinued operations. . . . . . . . .           (3.4)             (105.0)                 --                  --
Net income/(loss). . . . . . . . . . . . . . . . .           28.3               (51.1)             (236.4)              285.2
Earnings/(loss) per share: (1)
     Continuing operations . . . . . . . . . . . .      $     .35           $     .60           $   (2.56)          $    3.05
     Net earnings/(loss) . . . . . . . . . . . . .            .31                (.57)              (2.56)               3.05

Fully diluted earnings per share:
     Continuing operations . . . . . . . . . . . .      $     .34           $     .56           $      --  (4)      $    3.03
     Net earnings. . . . . . . . . . . . . . . . .            .30                  --  (4)             --  (4)           3.03

Dividends declared per common share. . . . . . . .      $     .35           $     .35           $     .35           $     .35

Market price of common stock: (2)
     High. . . . . . . . . . . . . . . . . . . . .      $      40 1/8       $      40 5/8       $      41 1/4       $      40 5/8
     Low . . . . . . . . . . . . . . . . . . . . .             36 3/4              38 1/2              34 5/8              34 3/4
     Close . . . . . . . . . . . . . . . . . . . .             38 1/2              40 1/2              34 5/8              40 5/8

-----------------------------------------------------------------------------------------------------------------------------

 (1) PER SHARE RESULTS FOR THE FOUR QUARTERS DIFFER FROM FULL-YEAR PER SHARE RESULTS, AS A SEPARATE COMPUTATION OF EARNINGS PER SHARE IS MADE FOR EACH QUARTER PRESENTED. THE DIFFERENCE IN 1993 IS PRINCIPALLY DUE TO THE CONVERSION IN THE THIRD QUARTER OF OUTSTANDING DEBT INTO APPROXIMATELY 2.8 MILLION SHARES OF COMMON STOCK.
(2)  PRINCIPAL MARKET:  NEW YORK STOCK EXCHANGE.
(3) INCLUDES A $200.0 REINSTATEMENT OF THE PROVISION RELATING TO ASBESTOS-RELATED INSURANCE COVERAGE.
(4)  NOT PRESENTED AS THE EFFECT IS ANTI-DILUTIVE.
(5)  CERTAIN AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE 1994 PRESENTATION.
(6)  INCLUDES A $300.0 PROVISION RELATING TO ASBESTOS-RELATED INSURANCE
     COVERAGE.
(7) INCLUDES A $200.0 REVERSAL OF THE $300.0 PROVISION RELATING TO ASBESTOS-RELATED INSURANCE COVERAGE.


--------------------------------------------------------------------------------
WORLDWIDE OPERATIONS DOLLARS IN MILLIONS
--------------------------------------------------------------------------------



                                                        Sales and Revenues                    Pretax Operating Income (1)
---------------------------------------------------------------------------------------------------------------------------------
                                              1994           1993           1992           1994 (2)       1993 (3)       1992
---------------------------------------------------------------------------------------------------------------------------------

UNITED STATES/CANADA
Specialty Chemicals. . . . . . . .          $1,679         $1,555         $1,455           $192           $189           $148
Health Care. . . . . . . . . . . .           1,752          1,424          1,211            240            183            109
                                            ------         ------         ------           ----           ----           ----
Total. . . . . . . . . . . . . . .           3,431          2,979          2,666            432            372            257
                                            ------         ------         ------           ----           ----           ----
---------------------------------------------------------------------------------------------------------------------------------

EUROPE
Specialty Chemicals. . . . . . . .             956            852            967             69             38             67 (4)
Health Care. . . . . . . . . . . .             102             80             58              5              9             17
                                            ------         ------         ------           ----           ----           ----
Total. . . . . . . . . . . . . . .           1,058            932          1,025             74             47             84
                                            ------         ------         ------           ----           ----           ----
---------------------------------------------------------------------------------------------------------------------------------

ASIA PACIFIC
Specialty Chemicals. . . . . . . .             366            307            278             56             44             41
Health Care. . . . . . . . . . . .              12              8              6              2              2             --
                                            ------         ------         ------           ----           ----           ----
Total. . . . . . . . . . . . . . .             378            315            284             58             46             41
                                            ------         ------         ------           ----           ----           ----
---------------------------------------------------------------------------------------------------------------------------------

LATIN AMERICA
Specialty Chemicals. . . . . . . .             217            181            120             21             13             18
Health Care. . . . . . . . . . . .               9              1             --              2             --             --
                                            ------         ------         ------           ----           ----           ----
Total. . . . . . . . . . . . . . .             226            182            120             23             13             18
                                            ------         ------         ------           ----           ----           ----
---------------------------------------------------------------------------------------------------------------------------------

SUBTOTAL . . . . . . . . . . . . .           5,093          4,408          4,095            587            478            400
Divested Businesses. . . . . . . .              --             --            242             --             --             25
                                            ------         ------         ------           ----           ----           ----
TOTAL CONTINUING OPERATIONS. . . .          $5,093         $4,408         $4,337           $587           $478           $425
                                            ------         ------         ------           ----           ----           ----
---------------------------------------------------------------------------------------------------------------------------------

(1) AMOUNTS HAVE BEEN RESTATED TO CONFORM TO THE 1994 PRESENTATION ON A PRETAX BASIS AND INCLUDE THE ALLOCATION TO INDUSTRY SEGMENTS OF GENERAL CORPORATE OVERHEAD EXPENSES, GENERAL CORPORATE RESEARCH EXPENSES AND CERTAIN OTHER INCOME AND EXPENSE ITEMS.
(2)  EXCLUDES A $316 PROVISION FOR ASBESTOS-RELATED INSURANCE COVERAGE.
(3)  EXCLUDES A $159 PROVISION FOR ASBESTOS-RELATED INSURANCE COVERAGE.
(4)  EXCLUDES A $140 PROVISION RELATING TO A FUMED SILICA PLANT IN BELGIUM.



-----------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES, NET FIXED ASSETS AND DEPRECIATION AND LEASE AMORTIZATION DOLLARS IN MILLIONS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                         Depreciation and
                                 Capital Expenditures                 Net Fixed Assets                Lease Amortization (1)
                               ------------------------           ------------------------           ------------------------
                               1994      1993      1992           1994      1993      1992           1994      1993      1992
-----------------------------------------------------------------------------------------------------------------------------

OPERATING GROUP
Specialty Chemicals. . . . .   $329      $209      $200         $1,262    $1,049    $  975           $144      $135      $131
Health Care. . . . . . . . .     86        80        52            324       277       221             56        46        38
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
Subtotal . . . . . . . . . .    415       289       252          1,586     1,326     1,196            200       181       169
General Corporate. . . . . .     30        21        34            144       128       102             15        15        15
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
Total Continuing Operations.    445       310       286          1,730     1,454     1,298            215       196       184
Divested Businesses. . . . .     --        --        24             --        --         4             --        --        18
Discontinued Operations. . .     --        --        88             --        --       406             --        --        --
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
Total. . . . . . . . . . . .   $445      $310      $398         $1,730    $1,454    $1,708           $215      $196      $202
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
-----------------------------------------------------------------------------------------------------------------------------

GEOGRAPHIC LOCATION
United States and Canada . .   $272      $194      $156        $   994    $  854    $  757           $129      $117      $108
Europe . . . . . . . . . . .     86        68        80            421       351       342             55        49        49
Other Areas. . . . . . . . .     57        27        16            171       121        97             16        15        12
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
Subtotal . . . . . . . . . .    415       289       252          1,586     1,326     1,196            200       181       169
General Corporate. . . . . .     30        21        34            144       128       102             15        15        15
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
Total Continuing Operations.    445       310       286          1,730     1,454     1,298            215       196       184
Divested Businesses. . . . .     --        --        24             --        --         4             --        --        18
Discontinued Operations. . .     --        --        88             --        --       406             --        --        --
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
Total. . . . . . . . . . . .   $445      $310      $398         $1,730    $1,454    $1,708           $215      $196      $202
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
                               ----      ----      ----         ------    ------    ------           ----      ----      ----
-----------------------------------------------------------------------------------------------------------------------------

(1) CERTAIN 1993 AND 1992 AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE 1994 PRESENTATION.


--------------------------------------------------------------------------------
FINANCIAL SUMMARY (1) DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
--------------------------------------------------------------------------------

                                                                   1994          1993          1992         1991         1990
-----------------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS
Sales and revenues . . . . . . . . . . . . . . . . . . . . .   $5,093.3      $4,408.4      $4,337.0     $4,386.6     $4,309.7
Cost of goods sold and operating expenses. . . . . . . . . .    2,954.9       2,615.7       2,581.7      2,629.0      2,684.4
Depreciation and amortization. . . . . . . . . . . . . . . .      260.7         234.6         232.1        241.5        227.2
Interest expense and related financing costs . . . . . . . .      109.9          84.4          99.8        126.6        138.6
Research and development expenses. . . . . . . . . . . . . .      132.4         135.0         130.0        128.1        125.4
Income from continuing operations
     before income taxes . . . . . . . . . . . . . . . . . .      139.1 (3)     221.2 (4)     192.5 (5)    334.2        272.1
Provision for income taxes . . . . . . . . . . . . . . . . .       55.8          86.8         134.8        132.5         97.5
Income from continuing operations before special items (2) .      283.3         234.4         202.8        198.2        174.6
Income from continuing operations. . . . . . . . . . . . . .       83.3         134.4          57.7        201.7        174.6
(Loss)/income from discontinued operations . . . . . . . . .         --        (108.4)       (162.2)        16.9         28.2
Cumulative effect of accounting changes. . . . . . . . . . .         --            --        (190.0)          --           --
Net income/(loss). . . . . . . . . . . . . . . . . . . . . .       83.3          26.0        (294.5)       218.6        202.8
-----------------------------------------------------------------------------------------------------------------------------


FINANCIAL POSITION
Current assets . . . . . . . . . . . . . . . . . . . . . . .   $2,228.9      $2,077.6      $2,091.4     $1,990.0     $2,380.1
Current liabilities. . . . . . . . . . . . . . . . . . . . .    2,231.5       1,992.6       1,639.6      1,622.1      1,680.1
Properties and equipment, net. . . . . . . . . . . . . . . .    1,730.1       1,454.1       1,707.9      2,558.2      2,462.1
Total assets . . . . . . . . . . . . . . . . . . . . . . . .    6,230.6       6,108.6       5,598.6      6,007.1      6,226.5
Total debt . . . . . . . . . . . . . . . . . . . . . . . . .    1,529.7       1,706.1       1,819.2      2,259.4      2,285.9
Shareholders' equity - common stock. . . . . . . . . . . . .    1,497.1       1,510.2       1,537.5      2,017.7      1,905.0
-----------------------------------------------------------------------------------------------------------------------------

DATA PER COMMON SHARE
Earnings from continuing operations before special items (2)   $   3.01      $   2.56      $   2.26     $   2.27     $   2.03
Earnings from continuing operations. . . . . . . . . . . . .        .88          1.46           .64         2.31         2.03
Cumulative effect of accounting changes. . . . . . . . . . .         --            --         (2.12)          --           --
Earnings/(loss). . . . . . . . . . . . . . . . . . . . . . .        .88           .28         (3.29)        2.50         2.36
Dividends. . . . . . . . . . . . . . . . . . . . . . . . . .       1.40          1.40          1.40         1.40         1.40
Book value . . . . . . . . . . . . . . . . . . . . . . . . .      15.91         16.16         17.10        22.77        22.14
Average common shares outstanding (THOUSANDS). . . . . . . .     93,936        91,461        89,543       87,236       85,879
-----------------------------------------------------------------------------------------------------------------------------

OTHER STATISTICS
Dividends paid on common stock . . . . . . . . . . . . . . .   $  131.5      $  127.9      $  125.4     $  122.0     $  120.2
Capital expenditures . . . . . . . . . . . . . . . . . . . .      444.6         309.6         398.4        447.0        513.7
% Total debt to total capital. . . . . . . . . . . . . . . .       50.4%         52.9%         54.1%        52.7%        54.4%
Common shareholders of record. . . . . . . . . . . . . . . .     18,501        19,358        20,869       21,949       23,327
Common stock price range . . . . . . . . . . . . . . . . . .    46 1/2-36   41 1/4-34 5/8     45-32    40 3/4-23 3/8  33 5/8-17
Number of employees - continuing
   operations (THOUSANDS). . . . . . . . . . . . . . . . . .       37.9          34.0          32.8         32.9         34.2
-----------------------------------------------------------------------------------------------------------------------------

(1) CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE 1994 PRESENTATION.
(2) EXCLUDES PROVISIONS OF $200.0 AND $100.0 IN 1994 AND 1993, RESPECTIVELY, RELATING TO ASBESTOS-RELATED INSURANCE COVERAGE, AND IN 1992 A $140.0 PROVISION RELATING TO A FUMED SILICA PLANT IN BELGIUM AND AN INCREMENTAL CHARGE OF $5.1 FOR POSTRETIREMENT BENEFITS PRIOR TO PLAN AMENDMENTS, AND A STRATEGIC RESTRUCTURING GAIN OF $3.5 IN 1991.
(3)  INCLUDES A $316.0 PROVISION RELATING TO ASBESTOS-RELATED INSURANCE
     COVERAGE.
(4)  INCLUDES A $159.0 PROVISION RELATING TO ASBESTOS-RELATED INSURANCE
     COVERAGE.
(5)  INCLUDES A $140.0 PROVISION RELATING TO A FUMED SILICA PLANT IN BELGIUM.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF OPERATIONS

OVERVIEW
Sales and revenues increased 16% in 1994 over 1993, as compared to an increase of 2% in 1993 over 1992. Excluding businesses divested in 1992, 1993 sales and revenues increased 8% as compared to 1992.

     Income from continuing operations in 1994 increased 21%, to $283.3 million, as compared to 1993, excluding non-cash charges of $200 million and $100 million after taxes ($316 million and $159 million pretax) recorded in 1994 and 1993, respectively, to reflect a reduction in insurance coverage for asbestos property damage lawsuits and claims. In 1992, Grace closed its fumed silica plant in Belgium and recorded a one-time provision of $140 million, representing the entire net book value of the facility and certain additional expenses.
Excluding the asbestos and fumed silica charges, income from continuing operations for 1993 increased 19%, to $234.4 million, over 1992 (including businesses divested in 1992).

     For all periods presented, the Consolidated Statement of Operations has been restated to reflect the classification of certain businesses as discontinued operations, as discussed in Note 6 to the Consolidated Financial Statements.

SPECIALTY CHEMICALS
Sales and revenues increased 11% in 1994 as compared to 1993, reflecting favorable volume, price/product mix and currency translation variances estimated at 9%, 1% and 1%, respectively. Volume increases were experienced by all core product lines. Packaging volume increases were due to higher sales volumes of bags, films and laminates in all regions. The volume increases in construction products were due to the acquisition of construction chemicals businesses in the first quarter of 1994, improved construction markets in North America and Europe, and improved sales of waterproofing materials in North America. Water treatment volume increases were due to market share gains in Latin America and North America in the water treatment chemicals business and improving conditions in the paper industry process chemicals business in Europe. The volume increases in container were due to increased sales of can sealing products in Asia Pacific. Catalyst and other silica-based products volume increases were due to strong sales of dentifrice silica in North America and market share gains in Europe, improved polyolefin catalyst sales as a result of improved market conditions in Europe and Asia Pacific, and improved volumes in fluid cracking catalysts in Europe and Asia Pacific, partially offset by a decrease in fluid cracking catalyst volume in North America as a result of customers cracking better quality crude (requiring fewer catalysts) and an increase in customer maintenance shutdowns in 1994.

     Operating income before taxes increased by 19% in 1994 compared to 1993. North American results in 1994 were positively affected by strong growth in construction and packaging, mainly due to the volume increases noted above, partially offset by reduced profitability in fluid cracking catalysts due to the volume decreases noted above. European results improved significantly versus 1993, primarily due to improvements in fluid cracking and polyolefin catalysts and construction products (due to the volume increases noted above), partially offset by costs associated with streamlining European packaging, water treatment and container operations. In Asia Pacific, favorable results were achieved versus 1993, primarily in fluid cracking and polyolefin catalysts and container (due to the volume increases noted above). Latin American 1994 results improved versus 1993, primarily due to increased profitability in packaging (due to increased volumes in bags, films and laminates). Latin American results also benefited from improved economic conditions in Brazil; however, this was partially offset by the devaluation of the Mexican peso in late 1994.

     Excluding sales and revenues and operating income before taxes of businesses divested in 1992 and the fumed silica provision referred to above, sales and revenues increased by 3%, and operating income before taxes increased by 4%, in 1993 as compared to 1992. The increase in sales and revenues reflected favorable volume and price/product mix variances estimated at 6% and 2%, respectively, offset by an unfavorable currency translation variance estimated at 5%. Volume increases occurred in 1993 in packaging, water treatment, fluid cracking catalysts and silica products, and construction products. North American results significantly improved in 1993, as strong growth occurred in packaging, fluid cracking catalysts and silica products, and construction products, due mainly to strong volume increases. European results for most product lines were adversely affected by recessionary conditions, leading to reduced profitability; however, results for European fluid cracking catalysts and silica products improved, primarily due to increased volumes achieved following the withdrawal of certain competitors from this market in 1992. In Asia Pacific, favorable results were achieved, primarily in packaging and fluid cracking catalysts and silica products. In Latin America, results were down, primarily due to the costs of integrating the operations of a new water treatment business, partially offset by favorable results in packaging.

HEALTH CARE
Sales and revenues for 1994 increased by 24% over 1993, due to increases of 28% and 47%, respectively, in kidney dialysis services and home health care operations, partially offset by a decrease of 7% in medical products revenues. The decrease in medical products operations reflects a decline in bloodline sales resulting from import alerts issued in the 1993 second quarter (see discussion below). 1994 results for kidney dialysis services reflect acquisitions during 1994, and home health care operations include the results of Home Nutritional Services, Inc. (HNS), a national provider of home infusion therapy services acquired in April 1994. The number of centers providing dialysis and related services increased 18%, from 501 at year-end 1993 to 590 at year-end 1994 (526 in North America, 42 in Europe, 15 in Latin America and 7 in Asia Pacific).

     Operating income before taxes increased by 28% in 1994 over 1993. All health care businesses benefited from acquisitions made in 1993 and 1994, continued expansion inside and outside the U.S., and continued improvements in cost controls, operating efficiencies and/or capacity utilization. These favorable results were partially offset by the costs of improving and expanding quality assurance systems for medical products manufacturing operations (see discussion below).

     Sales and revenues for 1993 increased by 19% over 1992, due to increases of 18%, 36% and 11%, respectively, in kidney dialysis services, home health care and medical products operations. Operating income before taxes in 1993 increased by 55% over 1992, reflecting the continued growth of all health care businesses, as well as improvements in cost controls, operating efficiencies and capacity utilization. In addition, results for 1992 included costs related to previously reported long-term incentive agreements with certain health care executives.

     In 1993, the U.S. Food and Drug Administration (FDA) issued import alerts with respect to (1) hemodialysis bloodlines manufactured at the plant of National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, located in Reynosa, Mexico and (2) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the U.S. until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing for the resumption of importation of bloodlines and hemodialyzers following certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. The consent decree also requires NMC to certify and maintain compliance with applicable FDA manufacturing requirements at all of its U.S. manufacturing facilities. NMC submitted all required certifications for its U.S. and non-U.S. facilities in accordance with the timetable specified in the consent decree, and the bloodline import alert was lifted in March 1994. The Dublin hemodialyzer manufacturing facility was inspected by the FDA in December 1994, and NMC anticipates completion of all remaining corrective actions in the second quarter of 1995. No fines or penalties have been imposed on NMC as a result of any of the FDA's actions or in connection with the consent decree. Neither the import alerts nor previously reported recalls of certain NMC products have had, or are expected to have, a material effect on Grace's results of operations or financial position.

STATEMENT OF OPERATIONS

OTHER INCOME
See Note 4 to the Consolidated Financial Statements for information relating to other income.

INTEREST EXPENSE AND RELATED FINANCING COSTS
Interest expense and related financing costs increased by 30% in 1994 versus 1993, primarily due to higher average short-term interest rates, coupled with an increase in related financing costs.

     Grace's debt and interest rate management objective is to reduce its cost of funding over the long term, considering economic conditions and their potential impact on Grace. The strategy emphasizes improving liquidity by developing and maintaining access to a variety of long-term and short-term capital markets. To manage its exposure to changes in interest rates, Grace enters into interest rate agreements, most of which effectively convert fixed-rate debt into variable-rate debt; these agreements have readily identifiable impacts on interest cost and are characterized by broad market liquidity. See
Note 10 to the Consolidated Financial Statements for further information on interest rate agreements.

     See "Financial Condition: Liquidity and Capital Resources" below and Note 9 to the Consolidated Financial Statements for information on borrowings.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development spending decreased by 2% in 1994 versus 1993. In 1994 and 1993, approximately 82% and 78%, respectively, of research and development spending was directed toward Grace's core specialty chemicals and health care businesses.

INCOME TAXES
The effective tax rate was 40.1% in 1994 versus 39.2% in 1993. The higher effective tax rate in 1994 was due to certain foreign exchange losses that provided no tax benefit and to increased state and local income taxes, partially offset by lower taxes on foreign operations. Grace recognized a valuation allowance for deferred taxes in 1992 which has been adjusted to reflect subsequent events. The valuation allowance relates to uncertainty as to the realization of certain deferred tax assets, including U.S. tax credit carryforwards, state and local net operating loss carryforwards and net deferred tax assets, and net operating loss carryforwards in certain foreign jurisdictions. Based upon anticipated future results, Grace has concluded, after consideration of the valuation allowance, that it is more likely than not that the net deferred tax asset balance will be realized.

     In the third quarter of 1993, Grace recorded the effects of the Omnibus Budget Reconciliation Act of 1993 (OBRA), which was enacted in August 1993. Among other things, OBRA increased the maximum U.S. Federal corporate tax rate to 35% (from 34%), effective January 1, 1993. However, neither this rate increase nor the other provisions of OBRA had a material effect on Grace's results of operations.

     The 1993 effective tax rate decreased to 39.2% as compared with 43.1% in 1992, before giving effect to the 1992 provision of $51.9 million for a valuation allowance for deferred taxes. The decrease was largely due to reductions in certain foreign tax rates and higher utilization of research and development and foreign tax credits, partially offset by tax costs associated with repatriating to the U.S. earnings of foreign subsidiaries.

     See Note 5 to the Consolidated Financial Statements for further information on income taxes.

LOSS FROM DISCONTINUED OPERATIONS
In 1993, Grace restated its financial statements to reflect the classification of certain businesses as discontinued operations. See Note 6 to the Consolidated Financial Statements for further information.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
During 1994, the net pretax cash provided by Grace's continuing operating activities was $533 million, versus $301.6 million in 1993, with the increase primarily due to improved operating results and the receipt of $33 million in net proceeds from the sale of accounts receivable in 1994 (as compared to the use of $44.1 million of net cash to repurchase accounts receivable in 1993).
Net pretax cash provided by operating activities in 1994 and 1993 also included net cash outflows of $60 million and $103.1 million, respectively, reflecting amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation, net of settlements with certain insurance carriers (see discussion below). After giving effect to discontinued operations and payments of income taxes, the net cash provided by operating activities was $453.5 million in 1994 versus $243.1 million in 1993.

     Investing activities used $101.6 million of cash in 1994, largely reflecting capital expenditures and business acquisitions and investments, primarily the acquisitions of HNS (for approximately $102 million, exclusive of cash acquired and assumed debt of approximately $30 million), kidney dialysis centers, a European flexible packaging business and construction chemicals businesses. These investing activities were offset by net proceeds of $583.9 million from divestments of non-core businesses. Management anticipates that the level of capital expenditures in 1995 will increase to approximately $500 million as compared to $444.6 million of capital spending in 1994.

     Net cash used for financing activities in 1994 was $322.8 million, primarily reflecting a decrease in total debt from December 31, 1993 and the payment of $132 million of dividends. Total debt was approximately $1.5 billion at December 31, 1994, a decrease of $176.4 million from December 31, 1993. Grace's total debt as a percentage of total capital (debt ratio) decreased from 52.9% at December 31, 1993 to 50.4% at December 31, 1994, primarily as the result of the reduction in total debt.

     Effective September 1, 1994, Grace replaced its $1,225 million bank revolving credit agreement with new credit agreements under which it may borrow up to $700 million at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $350 million is available under a 364-Day Credit Agreement expiring August 31, 1995, and $350 million is available under a long-term facility expiring September 1, 1999. See Note 9 to the Consolidated Financial Statements for further information on borrowings.

     Grace expects to satisfy its 1995 cash requirements primarily from funds generated by operations and, to a lesser extent, from proceeds from divestments. Any net excess or deficit will be applied to or satisfied by financings. Although Grace expects that any net new borrowings would be short-term debt, the maturities and other terms of any financings will depend on market conditions prevailing at the time. Grace has access to a variety of capital resources, including the commercial paper and bank funding markets, in addition to its credit agreements. Consequently, management believes that new borrowings will be available to meet Grace's needs.

ASBESTOS-RELATED MATTERS
As reported in Note 2 to the Consolidated Financial Statements, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In 1994, Grace paid $60 million in connection with the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with certain insurance carriers. During the second quarter of 1994, Grace recorded a non-cash charge of $200 million after taxes to reflect a court decision that had the effect of reducing Grace's insurance coverage for asbestos property damage lawsuits and claims. The balance sheet at December 31, 1994 includes a receivable due from insurance carriers, subject to litigation, of $512.6 million. Grace has also recorded notes receivable of approximately $187 million for amounts to be received in 1995 to 1999 pursuant to settlement agreements previously entered into with certain insurance carriers. In January 1995, Grace received $100 million under one of these settlement agreements.

     Although Grace cannot precisely estimate the amounts to be paid in 1995 in respect of asbestos-related lawsuits and claims, Grace expects that it will be required to expend approximately $30 million (pretax) in 1995 to defend and dispose of such lawsuits and claims (after giving effect to payments to be received from certain insurance carriers, as discussed above and in Note 2 to the Consolidated Financial Statements). As indicated therein, the amounts reflected in the Consolidated Financial Statements with respect to the probable cost of disposing of pending asbestos lawsuits and claims and probable recoveries from insurance carriers represent estimates; neither the outcomes of such lawsuits and claims nor the outcomes of Grace's continuing litigations with certain of its insurance carriers can be predicted with certainty.

ENVIRONMENTAL MATTERS
Grace incurs costs related to environmental protection as required by laws and regulations, Grace's commitment to industry initiatives such as Responsible Care[REGISTRATED TRADEMARK] (the Chemical Manufacturers Association program) and internal Grace standards. Worldwide expenses of continuing operations related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes totalled $41 million, $45 million and $56 million in 1994, 1993 and 1992, respectively. Such costs are estimated to be approximately $42 million and $45 million in 1995 and 1996, respectively. In addition, worldwide capital expenditures for continuing operations relating to environmental protection totalled $22 million in 1994, compared to $20 million and $18 million in 1993 and 1992, respectively. Capital expenditures to comply with environmental initiatives in future years are estimated to be $26 million and $23 million in 1995 and 1996, respectively. Grace has also incurred costs to remediate environmentally impaired sites. These costs were $31 million, $44 million and $35 million in 1994, 1993 and 1992, respectively. These amounts have been charged against previously established reserves. Future cash outlays for remediation costs are expected to total $45 million in 1995 and $39 million in 1996. Expenditures have been funded from internal sources of cash and are not expected to have a significant effect on liquidity.

     Grace accrues for anticipated costs associated with investigatory and remediation efforts relating to the environment in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," which governs probability and the ability to reasonably estimate future costs. At December 31, 1994, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totalled approximately $216 million, which amount does not take into account any discounting for future expenditures or possible future insurance recoveries. The measurement of the liability is evaluated quarterly based on currently available information. In 1994, periodic provisions were recorded for environmental and plant closure expenses, which include the costs of future environmental investigatory and remediation activities. Additionally, in the first quarter of 1994, Grace recorded a provision of approximately $40 million, principally to provide for future environmental costs.

                                                                   SCHEDULE VIII

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (in millions)




                                                          For the Year 1994

                                                                                      Additions (deductions)
                                                                                     -------------------------
                                                                                        Charged
                                                                         Balance     (credited) to                    Balance
                                                                        beginning      costs and         Other        at end
                    Description                                         of period      expenses          net**       of period
                   ------------                                         ---------    -------------       -----       ---------

Valuation and qualifying accounts deducted from assets:
     Allowances for notes and accounts receivable. . . . . . . .         $  50.3        $ 102.2       $  (57.3)       $  95.2
                                                                         --------       --------      ---------       --------
     Securities of divested businesses . . . . . . . . . . . . .         $ 161.2        $    --       $ (156.3)       $   4.9
                                                                         --------       --------      ---------       --------

     Deferred tax assets valuation allowance.. . . . . . . . . .         $ 129.7        $    --       $    7.3        $ 137.0
                                                                         --------       --------      ---------       --------

Reserves:
     Foreign employee benefit obligations* . . . . . . . . . . .         $  64.4        $  11.6       $    6.5        $  82.5
                                                                         --------       --------      ---------       --------

     Discontinued operations . . . . . . . . . . . . . . . . . .         $ 132.1        $ 107.2       $     --        $ 239.3
                                                                         --------       --------      ---------       --------



                                                          For the Year 1993

                                                                                      Additions (deductions)
                                                                                     -------------------------
                                                                                        Charged
                                                                         Balance     (credited) to                    Balance
                                                                        beginning      costs and         Other        at end
                    Description                                         of period      expenses          net**       of period
                   ------------                                         ---------    -------------       -----       ---------

Valuation and qualifying accounts deducted from assets:
     Allowances for notes and accounts receivable. . . . . . . .         $  39.3        $  67.4       $  (56.4)       $  50.3
                                                                         --------       --------      ---------       --------

     Securities of divested businesses . . . . . . . . . . . . .         $ 152.9        $   8.3       $     --        $ 161.2
                                                                         --------       --------      ---------       --------

     Deferred tax assets valuation allowance . . . . . . . . . .         $ 143.1        $    --       $  (13.4)       $ 129.7
                                                                         --------       --------      ---------       --------

Reserves:
     Foreign employee benefit obligations* . . . . . . . . . . .         $  83.4        $  12.2       $  (31.2)       $  64.4
                                                                         --------       --------      ---------       --------

     Discontinued operations . . . . . . . . . . . . . . . . . .         $ 144.7        $ (12.6)      $     --        $ 132.1
                                                                         --------       --------      ---------       --------





                                                          For the Year 1992

                                                                                      Additions (deductions)
                                                                                     -------------------------
                                                                                        Charged
                                                                         Balance     (credited) to                    Balance
                                                                        beginning      costs and         Other        at end
                    Description                                         of period      expenses          net**       of period
                   ------------                                         ---------    -------------       -----       ---------

Valuation and qualifying accounts deducted from assets:
     Allowances for notes and accounts receivable. . . . . . . .         $  41.0        $  48.0       $  (49.7)       $  39.3
                                                                         --------       --------      ---------       --------

     Securities of divested businesses . . . . . . . . . . . . .         $ 201.0        $ (64.9)      $   16.8        $ 152.9
                                                                         --------       --------      ---------       --------

     Deferred tax assets valuation allowance . . . . . . . . . .         $  88.4        $  51.9       $    2.8        $ 143.1
                                                                         --------       --------      ---------       --------

Reserves:
     Foreign employee benefit obligations* . . . . . . . . . . .         $  82.3        $  15.6       $  (14.5)       $  83.4
                                                                         --------       --------      ---------       --------

     Discontinued operations . . . . . . . . . . . . . . . . . .         $  74.7        $  70.0       $     --        $ 144.7
                                                                         --------       --------      ---------       --------


     * Represents legally mandated employee benefit obligations, primarily pension benefits, relating to Grace's operations in Europe.
     ** Consists of additions and deductions applicable to businesses acquired, disposals of businesses, bad debt write-offs, foreign currency translation, reclassifications (including the deconsolidation of amounts relating to discontinued operations) and miscellaneous other adjustments.


                                                                      Exhibit 11

                       W. R. GRACE & CO. AND SUBSIDIARIES
  WEIGHTED AVERAGE NUMBER OF SHARES AND EARNINGS USED IN PER SHARE COMPUTATIONS



The weighted average number of shares of Common Stock outstanding were as follows:

                                                                                                    (in thousands)
                                                                                        --------------------------------------
                                                                                          1994           1993           1992
                                                                                         ------         ------         ------

Weighted average number of shares of Common
     Stock outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         93,936         91,461         89,543

Conversion of convertible debt obligations . . . . . . . . . . . . . . . . . . .             --             46             -- *

Additional dilutive effect of outstanding options
     (as determined by the application of the treasury
     stock method) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            659            680             -- *
                                                                                         ------         ------         ------

Weighted average number of shares of Common
     Stock outstanding assuming full dilution. . . . . . . . . . . . . . . . . .         94,595         92,187         89,543
                                                                                         ------         ------         ------
                                                                                         ------         ------         ------


Income/(loss) used in the computation of earnings per share were as follows:

                                                                                            (in millions, except per share)
                                                                                        --------------------------------------
                                                                                          1994           1993           1992
                                                                                         ------         ------         ------

Net Income/(loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  83.3        $  26.0       $ (294.5)

Dividends paid on preferred stocks . . . . . . . . . . . . . . . . . . . . . . .            (.5)           (.5)           (.5)
                                                                                         ------         ------         ------

Income/(loss) used in per share computation of earnings and in
     per share computation of earnings assuming full dilution. . . . . . . . . .        $  82.8        $  25.5       $ (295.0)
                                                                                         ------         ------         ------
                                                                                         ------         ------         ------

Earnings/(loss) per share. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   .88        $   .28       $  (3.29)

Earnings per share assuming full dilution  . . . . . . . . . . . . . . . . . . .        $   .88        $   .28             -- *



     * The effect of the converson of convertible securities and the exercise of outstanding options would be anti-dilutive. Therefore, they are not shown.


                                                                      EXHIBIT 12
                       W. R. GRACE & CO. AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
              COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                           (in millions except ratios)
                                   (Unaudited)


                                                                             Years Ended December 31, (b)
                                                          -------------------------------------------------------------------
                                                          1994 (c)       1993 (d)       1992 (e)         1991           1990
                                                          --------       --------       --------        ------         ------

Net income from continuing operations. . . . . . . . .     $ 83.3         $134.4         $ 57.7         $201.7         $174.6
   Add (deduct):
   Provision for income taxes. . . . . . . . . . . . .       55.8           86.8          134.8          132.5           97.5

   Income taxes of 50%-owned companies . . . . . . . .         --             .1            2.1            1.5            1.9

   Minority interest in income of
   majority-owned subsidiaries . . . . . . . . . . . .         --             --             --             --            1.2

   Equity in unremitted earnings of
   less than 50%-owned companies . . . . . . . . . . .       (2.9)          (1.3)          (1.8)          (2.5)          (2.1)

   Interest expense and related financing costs,
   including amortization of capitalized interest. . .      138.5          122.7          162.7          209.6          237.3

   Estimated amount of rental expense
   deemed to represent the interest factor . . . . . .       22.3           21.3           26.6           21.7           21.0
                                                           ------         ------         ------         ------         ------

Income as adjusted . . . . . . . . . . . . . . . . . .     $297.0         $364.0         $382.1         $564.5         $531.4
                                                           ------         ------         ------         ------         ------
                                                           ------         ------         ------         ------         ------

Combined fixed charges and preferred stock dividends:
   Interest expense and related financing costs,
   including capitalized interest. . . . . . . . . . .     $143.2         $122.8         $176.3         $224.5         $246.3

   Estimated amount of rental expense
   deemed to represent the interest factor . . . . . .       22.3           21.3           26.6           21.7           21.0
                                                           ------         ------         ------         ------         ------

Fixed charges. . . . . . . . . . . . . . . . . . . . .      165.5          144.1          202.9          246.2          267.3

Preferred stock dividend requirements (a). . . . . . .         .9             .9             .9             .9             .8
                                                           ------         ------         ------         ------         ------

Combined fixed charges and preferred
   stock dividends . . . . . . . . . . . . . . . . . .     $166.4         $145.0         $203.8         $247.1         $268.1
                                                           ------         ------         ------         ------         ------
                                                           ------         ------         ------         ------         ------

Ratio of earnings to fixed charges . . . . . . . . . .       1.79           2.53           1.88           2.29           1.99
                                                           ------         ------         ------         ------         ------
                                                           ------         ------         ------         ------         ------

Ratio of earnings to combined fixed charges and
   preferred stock dividends . . . . . . . . . . . . .       1.78           2.51           1.87           2.28           1.98
                                                           ------         ------         ------         ------         ------
                                                           ------         ------         ------         ------         ------

     (a) Increased to an amount representing the pretax earnings required to cover such requirements based on Grace's effective tax rate for each period presented.
     (b) Certain 1990 - 1993 amounts have been restated to conform to the 1994 presentation.
     (c) Includes a provision of $316.0 relating to asbestos-related insurance coverage.
     (d) Includes a provision of $159.0 relating to asbestos-related insurance coverage.
     (e) Includes a provision of $140.0 relating to a fumed silica plant in Belgium.


                                W. R. GRACE & CO.

                           Annual Report on Form 10-K
                   for the Fiscal Year Ended December 31, 1993
                   -------------------------------------------

                                  EXHIBIT INDEX


EXHIBIT
  NO.      EXHIBIT                            WHERE LOCATED
-------    -------                            -------------

 3.01      Certificate of Incorporation of    Exhibit 3 to Form 8-K
           W. R. Grace & Co., as amended      (filed 6/9/88)

 3.02      By-laws of W. R. Grace & Co., as   Filed herewith*
           amended

 4.01      Indenture dated as of Septem-      Exhibit 4.2 to Form 10-K
           ber 29, 1992 among W. R. Grace     (filed 3/26/93)
           & Co.-Conn., W. R. Grace & Co.
           and Bankers Trust Company

 4.02      Indenture dated as of January      Exhibit 4.4 to Form 10-K
           28, 1993 among W. R. Grace         (filed 3/26/93)
           & Co.-Conn., W. R. Grace & Co.
           and NationsBank of Georgia, N.A.

 4.03      364-Day Credit Agreement, dated    Exhibit 4.1 to Form 10-Q
           as of September 1, 1994, among     (filed 11/10/94)
           W. R. Grace & Co.-Conn., W. R.
           Grace & Co., the several banks
           parties thereto and Chemical
           Bank, as agent for such banks

 4.04      Credit Agreement, dated as of      Exhibit 4.2 to Form 10-Q
           September 1, 1994, among W. R.     (filed 11/10/94)
           Grace & Co.-Conn., W. R. Grace
           & Co., the several banks parties
           thereto and Chemical Bank, as
           agent for such banks


__________
Other than exhibits that are filed herewith, all exhibits listed in this Exhibit Index are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, certain instruments relating to long-term debt are not being filed; W. R. Grace & Co. agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

 4.05      First Amendment, dated as of       Filed herewith
           December 28, 1994, to the 364-
           Day Credit Agreement, dated
           as of September 1, 1994

 4.06      First Amendment, dated as of       Filed herewith
           December 28, 1994, to the
           Credit Agreement, dated as of
           September 1, 1994

 4.07      Amended and Restated Rights        Exhibit to Amendment on
           Agreement dated as of June 7,      Form 8 to Application
           1990 between W. R. Grace & Co.     for Registration on
           and Manufacturers Hanover Trust    Form 8-B (filed 6/19/90)
           Company

10.01      W. R. Grace & Co. Executive        Exhibit 19(f) to Form
           Salary Protection Plan, as         8-K (filed 6/9/88)*
           amended

10.02      W. R. Grace & Co. 1981 Stock       Exhibit 28(a) to Form
           Incentive Plan, as amended         10-Q (filed 8/13/91)*

10.03      W. R. Grace & Co. 1986 Stock       Exhibit 28(b) to Form
           Incentive Plan, as amended         10-Q (filed 8/13/91)*

10.04      W. R. Grace & Co. 1989 Stock       Exhibit 28(c) to Form
           Incentive Plan, as amended         10-Q (filed 8/13/91)*

10.05      W. R. Grace & Co. 1994 Stock       Filed herewith*
           Incentive Plan

10.06      W. R. Grace & Co. 1994 Stock       Filed herewith*
           Retainer Plan for Nonemployee
           Directors

10.07      Forms of Stock Option              Exhibit 10(h) to Form
           Agreements                         10-K (filed 3/28/92)*

10.08      Forms of Restricted Share          Exhibit 10(i) to Form
           Award Agreements                   10-K (filed 3/28/92)*

10.09      Information Concerning W. R.       Pages 8-13 and 27-30 of
           Grace & Co. Incentive Compen-      Proxy Statement
           sation Program, Deferred           (filed 4/11/94)*
           Compensation Program and
           Long-Term Incentive Program

10.10      W. R. Grace & Co. Long-Term        Exhibit 10(l) to Form
           Incentive Plan                     10-K (filed 3/29/91)*

10.11      W. R. Grace & Co. Retirement       Exhibit 10(o) to Form
           Plan for Outside Directors, as     10-K (filed 3/28/92)*
           amended

10.12      Employment Agreement dated         Exhibit 10(x) to Form
           as of April 1, 1991 between        10-K (filed 3/28/92)*
           W. R. Grace & Co.-Conn. and
           Constantine L. Hampers, as
           amended

10.13      Housing Loan Agreement dated       Exhibit 10(q) to Form
           as of August 1, 1987 between       10-K (filed 3/29/88);
           W. R. Grace & Co. and J. P.        Exhibit 19(i) to Form
           Bolduc, related Amendment and      8-K (filed 6/9/88)*
           Assignment dated May 10, 1988

10.14      Employment Agreement dated         Exhibit 10.13 to Form
           August 1, 1993 between J. P.       10-K (filed 3/28/94)*
           Bolduc and W. R. Grace & Co.

10.15      Stock Option Agreement dated       Exhibit 10.14 to Form
           June 30, 1993 between David L.     10-K (filed 3/28/94)*
           Yunich and W. R. Grace & Co.

10.16      Stock Option Agreement dated       Exhibit 10.15 to Form
           June 30, 1993 between David L.     10-K (filed 3/28/94)*
           Yunich and W. R. Grace & Co.

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

10.20      Form of Executive Severance        Exhibit 10.28 to Form
           Agreement between W. R. Grace      10-K (filed 3/26/93)*
           & Co. and others

10.21      Consulting Agreement dated         Exhibit 10.29 to Form
           June 1, 1992 between W. R.         10-K (filed 3/26/93)*
           Grace & Co. and Kamsky
           Associates, Inc.

10.22      Incentive Compensation Agree-      Exhibit 10.30 to Form
           ment dated June 1, 1992            10-K (filed 3/26/93)*
           between National Medical
           Care, Inc. and Kamsky
           Associates, Inc.

10.23      Consulting Agreement dated as      Filed herewith*
           of December 1993 between
           National Medical Care, Inc. and
           Virginia A. Kamsky

10.24      Consulting Agreement dated as      Exhibit 10.23 to Form
           of June 16, 1993 by and between    10-K (filed 3/28/94)*
           National Medical Care, Inc.,
           The Humphrey Group, Inc. and
           Gordon J. Humphrey

10.25      Employment Termination Agreement   Exhibit 10.24 to Form
           dated June 30, 1993 between        10-K (filed 3/28/94)*
           J. R. Wright, Jr. and W. R.
           Grace & Co.

10.26      W. R. Grace & Co. Supplemental     Exhibit 10.25 to Form
           Executive Retirement Plan, as      10-K (filed 3/28/94)*
           amended

10.27      Agreement dated March 1, 1995      Filed herewith*
           between W. R. Grace & Co. and
           Jean-Louis Greze

10.28      Agreements dated March 2 and       Filed herewith*
           March 7, 1995 between J. P.
           Bolduc and W. R. Grace & Co.

10.29      Letter Agreement dated April 1,    Filed herewith*
           1991 between National Medical
           Care, Inc. and Constantine L.
           Hampers

11         Weighted Average Number of         Filed herewith
           Shares and Earnings Used in        (in Financial Supplement
           Per Share Computations             to 10-K)

12         Computation of Ratio of Earn-      Filed herewith
           ings to Fixed Charges and          (in Financial Supplement
           Combined Fixed Charges and         to 10-K)
           Preferred Stock Dividends

13         Selected Portions of the 1994      Filed herewith
           Annual Report to Shareholders      (in Financial Supplement
           of W. R. Grace & Co.               to 10-K)

21         List of Subsidiaries of            Filed herewith
           W. R. Grace & Co.

23         Consent of Independent Accoun-     Filed herewith
           tants                              (in Financial Supplement
                                              to 10-K)

24         Powers of Attorney                 Filed herewith

99.01      Letter of Intent dated             Filed herewith
           November 5, 1993 between
           W.R. Grace & Co. and J. Peter
           Grace III, as amended

99.02      Agency Agreement dated             Filed herewith
           June 13, 1994 between HSC
           Holding Co., Inc. and Grace
           Hotel Services Corporation

99.03      Letter Agreement dated             Filed herewith
           December 14, 1994 among
           HSC Holding Co., Inc.,
           Grace Hotel Services
           Corporation and
           W.R. Grace & Co.

99.04      Services Agreement dated           Filed herewith
           November 10, 1994 between
           HSC Holding Co., Inc. and
           Grace Hotel Services
           Corporation