Form 10-Q
period 1995-03-31
GRACE W R & CO /NY/
filed 1995-05-12
CIK 42872

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

                  For the Quarterly Period Ended March 31, 1995


                          Commission File Number 1-3720

                                W. R. GRACE & CO.


                New York                               13-3461988
        (State of Incorporation)                    (I.R.S. Employer
                                                   Identification No.)

                              One Town Center Road
                        Boca Raton, Florida  33486-1010
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

94,652,047 shares of Common Stock, $1.00 par value, were outstanding at May 1, 1995.


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

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition     I-7 to I-11


PART II.  Other Information

     Item 1.   Legal Proceedings                                 II-1
     Item 6.   Exhibits and Reports on Form 8-K                  II-2


As used in this Report, the term "Company" refers to W. R. Grace & Co., and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


     W. R. Grace & Co. and Subsidiaries                                         Three Months Ended
     Consolidated  Statement of Operations (Unaudited)                              March 31,
     -----------------------------------------------------------------       -----------------------

     Dollars in millions, except per share                                     1995           1994
     -----------------------------------------------------------------       --------       --------

     Sales and revenues. . . . . . . . . . . . . . . . . . . . . . . .       $1,345.2       $1,076.8
     Other income. . . . . . . . . . . . . . . . . . . . . . . . . . .            5.5           32.5
                                                                             --------       --------

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,350.7        1,109.3
                                                                             --------       --------

     Cost of goods sold and operating expenses . . . . . . . . . . . .          797.1          680.6
     Selling, general and administrative expenses. . . . . . . . . . .          340.4          265.4
     Depreciation and amortization . . . . . . . . . . . . . . . . . .           65.0           59.3
     Interest expense and related financing costs. . . . . . . . . . .           35.9           21.1
     Research and development expenses . . . . . . . . . . . . . . . .           36.9           34.0
                                                                             --------       --------

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,275.3        1,060.4
                                                                             --------       --------

     Income before income taxes. . . . . . . . . . . . . . . . . . . .           75.4           48.9
     Provision for income taxes. . . . . . . . . . . . . . . . . . . .           27.9           10.7
                                                                             --------       --------

     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     47.5     $     38.2
                                                                             --------       --------
                                                                             --------       --------

     -----------------------------------------------------------------------------------------------
     Earnings per share. . . . . . . . . . . . . . . . . . . . . . . .     $      .50     $      .41

     Fully diluted earnings per share. . . . . . . . . . . . . . . . .     $      .49     $      .40

     Dividends declared per common share . . . . . . . . . . . . . . .     $      .35     $      .35

     -----------------------------------------------------------------------------------------------


                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.


W. R. Grace & Co. and Subsidiaries                                                                       Three Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                                             March 31,
- ----------------------------------------------------------------------------------------------         ----------------------

Dollars in millions                                                                                     1995           1994
- ----------------------------------------------------------------------------------------------         -------        -------

OPERATING ACTIVITIES
  Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  75.4        $  48.9
  Reconciliation to cash used for operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            65.0           59.3
       Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign exchange:
         Increase in notes and accounts receivable, net. . . . . . . . . . . . . . . . . . . .            (0.1)         (59.5)
         Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (41.6)         (19.6)
         Proceeds from asbestos-related insurance settlements. . . . . . . . . . . . . . . . .           100.0           88.8
         Payments made for asbestos-related litigation settlements
              and defense costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (30.9)         (72.0)
         Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (70.4)        (104.6)
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (95.3)          (9.6)
                                                                                                       -------        -------
  Net pretax cash provided by/(used for) operating activities
       of continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2.1          (68.3)
  Net pretax cash (used for)/provided by operating activities
       of discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (5.0)          24.4
                                                                                                       -------        -------
  Net pretax cash used for operating activities. . . . . . . . . . . . . . . . . . . . . . . .            (2.9)         (43.9)
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (59.6)         (16.1)
                                                                                                       -------        -------
  Net cash used for operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . .           (62.5)         (60.0)
                                                                                                       -------        -------

INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (110.4)         (70.8)
  Businesses acquired in purchase transactions, net of
       cash acquired and assumed debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (31.3)         (23.9)
  Net proceeds from divestments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7.1           49.3
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2.6)           7.8
                                                                                                       -------        -------
  Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . .          (137.2)         (37.6)
                                                                                                       -------        -------

FINANCING ACTIVITIES
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (33.1)         (32.9)
  Repayments of borrowings having original maturities in excess of three months. . . . . . . .           (10.5)         (36.1)
  Increase in borrowings having original maturities in excess of three months. . . . . . . . .             9.3           28.7
  Net increase in borrowings having original maturities of less than three months. . . . . . .           209.6          163.8
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4.1           14.1
                                                                                                       -------        -------
  Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . . . .           179.4          137.6
                                                                                                       -------        -------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . . . . . . .             3.2           (7.2)
                                                                                                       -------        -------
(Decrease)/increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .         $ (17.1)       $  32.8
                                                                                                       -------        -------
                                                                                                       -------        -------



                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.


     W. R. Grace & Co. and Subsidiaries
     Consolidated Balance Sheet (Unaudited)
     -------------------------------------------------------
                                                                   March 31,         December 31,
     Dollars in millions, except par value                           1995               1994
     -------------------------------------------------------       ---------         ------------

                                ASSETS
     CURRENT ASSETS
        Cash and cash equivalents. . . . . . . . . . . . . .       $   61.2            $   78.3
        Notes and accounts receivable, net . . . . . . . . .          899.9               975.7
        Inventories. . . . . . . . . . . . . . . . . . . . .          569.1               514.2
        Net assets of discontinued operations. . . . . . . .          325.3               335.6
        Deferred income taxes. . . . . . . . . . . . . . . .          291.0               295.4
        Other current assets . . . . . . . . . . . . . . . .           85.5                29.7
                                                                   --------            --------
          Total Current Assets . . . . . . . . . . . . . . .        2,232.0             2,228.9

     Properties and equipment, net of accumulated
          depreciation and amortization of $1,588.9
          and $1,498.2, respectively . . . . . . . . . . . .        1,808.5             1,730.1
     Goodwill, less accumulated amortization of $77.3
          and $71.8, respectively. . . . . . . . . . . . . .          700.1               672.5
     Asbestos-related insurance receivable . . . . . . . . .          512.6               512.6
     Other assets. . . . . . . . . . . . . . . . . . . . . .        1,107.9             1,086.5
                                                                   --------            --------

          TOTAL. . . . . . . . . . . . . . . . . . . . . . .       $6,361.1            $6,230.6
                                                                   --------            --------
                                                                   --------            --------

              LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
        Short-term debt. . . . . . . . . . . . . . . . . . .      $   444.7           $   430.9
        Accounts payable . . . . . . . . . . . . . . . . . .          348.0               433.7
        Income taxes . . . . . . . . . . . . . . . . . . . .          165.9               197.0
        Other current liabilities. . . . . . . . . . . . . .          833.2               872.9
        Minority interest. . . . . . . . . . . . . . . . . .          297.0               297.0
                                                                   --------            --------
          Total Current Liabilities. . . . . . . . . . . . .        2,088.8             2,231.5

     Long-term debt. . . . . . . . . . . . . . . . . . . . .        1,311.3             1,098.8
     Other liabilities . . . . . . . . . . . . . . . . . . .          729.6               690.9
     Deferred income taxes . . . . . . . . . . . . . . . . .           95.1                92.5
     Noncurrent liability for asbestos-related litigation. .          588.2               612.4
                                                                   --------            --------
         Total Liabilities . . . . . . . . . . . . . . . . .        4,813.0             4,726.1
                                                                   --------            --------

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY
        Preferred stocks, $100 par value . . . . . . . . . .            7.4                 7.4
        Common stock, $1 par value . . . . . . . . . . . . .           94.6                94.1
        Paid in capital. . . . . . . . . . . . . . . . . . .          324.4               308.8
        Retained earnings. . . . . . . . . . . . . . . . . .        1,161.9             1,147.5
        Cumulative translation adjustments . . . . . . . . .          (28.1)              (53.3)
        Treasury stock, common, at cost. . . . . . . . . . .          (12.1)                 --
                                                                   --------            --------
          Total Shareholders' Equity . . . . . . . . . . . .        1,548.1             1,504.5
                                                                   --------            --------

          TOTAL. . . . . . . . . . . . . . . . . . . . . . .       $6,361.1            $6,230.6
                                                                   --------            --------
                                                                   --------            --------



                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


(a) The financial statements in this Report at March 31, 1995 and 1994 and for the three-month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period's basis of presentation.

     The results of operations for the three-month interim period ended March 31, 1995 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1995.

(b) As previously reported, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 39,100 asbestos-related lawsuits at March 31, 1995 (64 involving claims for property damage and the remainder involving approximately 72,700 claims for personal injury), as compared to approximately 38,700 lawsuits at December 31, 1994 (65 involving claims for property damage and the remainder involving approximately 67,900 claims for personal injury). During the first quarter of 1995, a final judgment was entered in favor of Grace in a property damage case that had been on appeal; a new trial was ordered in another property damage case that had been on appeal; and one new property damage lawsuit was filed. During the first quarter of 1995, Grace also recorded $5.1 as a result of the settlement of approximately 1,800 personal injury claims, and approximately 500 personal injury claims against Grace were dismissed.

     Based upon and subject to the factors discussed in Note 2 to Grace's consolidated financial statements for the year ended December 31, 1994, Grace has attempted to estimate its future costs to dispose of the personal injury and property damage lawsuits pending at March 31, 1995 and has determined that it is probable that such lawsuits can be disposed of for a total of $688.2, inclusive of legal fees and expenses, of which Grace has recorded $588.2 as a noncurrent liability and $100 as a current liability. This compares to the estimated liability (current and noncurrent) of $712.4 at December 31, 1994, the decrease being attributable to payments made by Grace for asbestos-related litigation settlements and defense costs in the first quarter of 1995. In addition, Grace has recorded a receivable of $512.6 for the insurance proceeds it expects to receive in reimbursement for prior payments and estimated future payments to dispose of asbestos-related litigation. The amount of this receivable is unchanged from December 31, 1994, reflecting that the payment made to Grace during the first quarter of 1995 pursuant to a settlement with an insurance carrier was included in the current portion of notes receivable in the balance sheet at December 31, 1994.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

     Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers that had agreed to a settlement and had made a series of payments under that agreement in 1993. The group of carriers subsequently notified Grace that it would no longer honor the agreement (which had not been executed) due to a September 1993 decision by the U.S. Court of Appeals for the Second Circuit that had the effect of reducing the amount of insurance coverage available to Grace with respect to asbestos property damage litigation and claims. Grace believes that the settlement agreement (which involves approximately $240 of the asbestos-related receivable of $512.6 at March 31, 1995) is binding and initiated action to enforce the settlement agreement. In January 1994, the U.S. District Court for the Eastern District of Texas held the agreement to be enforceable. The affiliated group of carriers appealed this ruling to the U.S. Court of Appeals for the Fifth Circuit. On April 12, 1995, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit unanimously affirmed the January 1994 decision. Grace anticipates that the affiliated group of carriers will seek a rehearing and, if a rehearing is not granted, will seek to appeal the decision to the U.S. Supreme Court.

     Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (reflected in the receivable discussed above), along with other funds, will be available to satisfy the personal injury and property damage lawsuits and claims pending at March 31, 1995. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated results of operations or financial position.

     For additional information, see Note 2 to the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K.

(c) Minority interest consists of a limited partnership interest in Grace Cocoa Associates, L.P. (LP). LP's assets consist of Grace Cocoa's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities and guaranteed by the Company and its principal operating subsidiary, and cash. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements as a component of discontinued operations, and the outside investors' interest in LP is reflected as a minority interest. The intercompany notes held by LP are eliminated in preparing the consolidated financial statements and, therefore, have not been classified as pertaining to discontinued operations.

                       W. R. Grace & Co. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


     The net assets of Grace's discontinued operations (excluding intercompany assets) at March 31, 1995 were as follows:


                                                 Cocoa     Other     Total
                                                 ------    ------    ------

     Current assets                              $401.5    $ 16.4    $417.9
     Properties and equipment, net                193.9      32.4     226.3
     Investments in and advances to
       affiliated companies                          --      39.8      39.8
     Other assets                                  50.0      20.8      70.8
                                                 ------    ------    ------
          Total assets                           $645.4    $109.4    $754.8
                                                 ------    ------    ------
     Current liabilities                         $306.7    $ 13.8    $320.5
     Other liabilities                             97.4      11.6     109.0
                                                 ------    ------    ------
          Total liabilities                      $404.1    $ 25.4    $429.5
                                                 ------    ------    ------
          Net assets                             $241.3    $ 84.0    $325.3
                                                 ------    ------    ------
                                                 ------    ------    ------

(d)  Inventories consist of:

                                                     March 31,    December 31,
                                                       1995           1994
                                                     ---------    ------------

     Raw and packaging materials                      $140.8         $129.8
     In process                                         94.5           75.3
     Finished products                                 377.4          352.2
                                                      ------         ------
                                                       612.7          557.3
     Less:  Adjustment of certain inventories
       to a last-in/first-out (LIFO) basis             (43.6)         (43.1)
                                                      ------         ------
          Total Inventories                           $569.1         $514.2
                                                      ------         ------
                                                      ------         ------

(e) Earnings per share are calculated on the basis of the following weighted average number of common shares outstanding:

                          Three Months Ended March 31:
                                1995 - 94,137,000
                                1994 - 93,750,000

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


     (a)  Review of Operations

          (1) Overview:

     In the first quarter of 1995, sales and revenues increased 25% over the first quarter of 1994. Net income for the first quarter of 1995 was $47.5 million, a 24% increase as compared to the 1994 first quarter. The first quarter of 1995 reflects a $20 million pre-tax charge for costs associated with the termination of the employment agreement of the Company's former President and Chief Executive Officer, pension costs resulting from the retirement of certain directors, and legal and other expenses related to the foregoing and corporate governance activities.

          (2) Operating Results:

     The following table compares segment results for the 1995 first quarter to those for the first quarter of 1994:

     W. R. Grace & Co. and Subsidiaries    Three Months Ended
     Operating Results                          March 31,
     ----------------------------------    ------------------
                                                                Percentage
     Dollars in millions                     1995      1994      Increase
     ----------------------------------   --------  --------    ----------

     SALES AND REVENUES
     Specialty Chemicals                  $  853.4  $  675.4        26%
     Health Care                             491.8     401.4        23
                                          --------  --------
       Total                              $1,345.2  $1,076.8        25%
                                          --------  --------
                                          --------  --------

     OPERATING INCOME BEFORE TAXES (i)
     Specialty Chemicals                  $   78.9  $   40.1        97%
     Health Care                              53.6      43.7        23
                                          --------  --------
       Total                              $  132.5  $   83.8        58%
                                          --------  --------
                                          --------  --------

     (i) Segment results reflect the allocation of corporate overhead and corporate research expenses. Corporate interest, financing costs and nonallocable expenses (such as those associated with divested businesses) are not included in the segment results.


     Management's Discussion and Analysis of Results of
     Operations and Financial Condition (Continued)


     SPECIALTY CHEMICALS

     Sales and revenues increased 26% in the first quarter of 1995 as compared to the 1994 first quarter, reflecting favorable volume, price/product mix and currency translation variances estimated at 20%, 2% and 4%, respectively. The volume increase reflects the impact of four additional selling days in the first quarter of 1995 versus the first quarter of 1994; excluding the additional selling days, the volume increase is estimated at 13% - 15%. Volume increases were experienced by all core product lines. Packaging volume increases were due to higher sales of bags, films and laminates in all regions. Catalyst and other silica-based products volume increases were due to higher sales in all products and regions, especially in Europe due to new product introductions and an improved economy, along with market share gains in Asia Pacific. Construction products volume increases were due to improved sales of waterproofing materials and the improved non-residential construction market in North America, coupled with market share gains in Southeast Asia. The volume increases in water treatment were due to higher sales volumes in water treatment chemicals and paper industry process chemicals businesses in all regions, especially in Latin America due to market share gains. Container volume increases were due to increased sales of can sealing products in Asia Pacific and coating products in Latin America.

     Operating income before taxes increased by 97% in the first quarter of 1995 compared to the 1994 first quarter. North American results were positively affected by strong growth in packaging (due to the volume increases noted above). European results improved significantly versus the 1994 first quarter, primarily in packaging and catalyst and other silica-based products due to the improved economy and the volume increases noted above. In Asia Pacific, favorable results were achieved versus the 1994 first quarter, primarily in catalyst and other silica-based products and container (due to the volume increases noted above). Latin American 1995 first quarter results improved versus the first quarter of 1994, primarily due to increased profitability in packaging and container products (due to the volume increases noted above).

     HEALTH CARE

     Sales and revenues for the first quarter of 1995 increased by 23% over the 1994 first quarter, due to increases of 25%, 32% and 4%, respectively, in kidney dialysis services, home health care operations and medical products operations. 1995 first quarter results for kidney dialysis services reflect acquisitions subsequent to the first quarter of 1994, and results for home health care operations include the results of Home Nutritional Services, Inc. (HNS), a national provider of home infusion therapy services acquired in April 1994. The number of centers providing dialysis and related services increased 20%, from 508 at March 31, 1994 to 610 at March 31, 1995 (539 in North America, 43 in Europe, 19 in Latin America and 9 in Asia Pacific).

     Operating income before taxes in the first quarter of 1995 increased by 23% over the 1994 first quarter. All health care businesses benefited from acquisitions made subsequent to the first quarter of 1994, continued expansion inside and outside the U.S., and continued improvements in cost controls, operating efficiencies and/or capacity utilization. Also, costs

     Management's Discussion and Analysis of Results of
     Operations and Financial Condition (Continued)


     incurred in improving and expanding quality assurance systems for medical products manufacturing operations (see discussion below) are down from the 1994 period.

     In 1993, the U.S. Food and Drug Administration (FDA) issued import alerts with respect to (1) hemodialysis bloodlines manufactured at the plant of National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, located in Reynosa, Mexico and (2) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the U.S. until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing for the resumption of importation of bloodlines and hemodialyzers following certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. The consent decree also requires NMC to certify and maintain compliance with applicable FDA manufacturing requirements at all of its U.S. manufacturing facilities. NMC submitted all required certifications for its U.S. and non-U.S. facilities in accordance with the timetable specified in the consent decree, and the bloodline import alert was lifted in March 1994. The Dublin hemodialyzer manufacturing facility was inspected by the FDA in December 1994. NMC has completed all corrective actions pursuant to that inspection, and a reinspection of the facility has been scheduled for June 1995. No fines or penalties have been imposed on NMC as a result of any of the FDA's actions or in connection with the consent decree. Neither the import alerts nor previously reported recalls of certain NMC products have had, or are expected to have, a material effect on Grace's results of operations or financial position.

     On May 4, 1995, Grace announced that it had received a proposal, subject to financing, from Dr. Constantine L. Hampers, Chairman of the Board and Chief Executive Officer of NMC, to purchase NMC from Grace for a price of $3.5 billion, of which $3.0 billion would be in cash. The announcement stated that the proposal would be considered by the Company's Board of Directors in due course.


          (2) Statement of Operations:

     OTHER INCOME

     Other income includes interest income, dividends, royalties from licensing agreements, and equity in earnings of affiliated companies. Other income for the first quarter of 1994 also included a $27 million gain (pre- and after-tax) from the January 1994 sale of Grace's remaining interest in The Restaurant Enterprise Group, Inc. (REG).

     INTEREST EXPENSE AND RELATED FINANCING COSTS

     Interest expense and related financing costs increased by 70% in the first quarter of 1995 versus the first quarter of 1994, primarily due to higher average short-term interest rates.

     See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings.

     Management's Discussion and Analysis of Results of
     Operations and Financial Condition (Continued)


     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development spending increased by 9% in the first quarter of 1995 versus the 1994 first quarter. Research and development spending continues to be directed primarily toward Grace's core specialty chemicals and health care businesses.

     INCOME TAXES

     The effective tax rate was 37.0% in the first quarter of 1995 versus 39.9% in the 1994 first quarter, excluding the REG gain and a charge for future environmental costs and workforce reductions recorded in the first quarter of 1994. The lower effective tax rate in the first quarter of 1995 was primarily due to a reduction in the overall foreign tax rate, reflecting a reassessment of the valuation allowance for certain deferred tax assets.


     (b)  Financial Condition; Liquidity and Capital Resources

     During the first quarter of 1995, the net pretax cash provided by Grace's continuing operating activities was $2.1 million, versus $68.3 million used in the 1994 first quarter. The increase was primarily due to the net cash inflows of $69.1 million and $16.8 million, respectively, resulting from settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation (see discussion below), and improved operating results. After giving effect to discontinued operations and payments of income taxes, the net cash used for operating activities was $62.5 million in the first quarter of 1995 versus $60 million in the 1994 first quarter.

     Investing activities used $137.2 million of cash in the first quarter of 1995, largely reflecting capital expenditures of $110.4 million, and the acquisitions of various kidney dialysis centers and medical products facilities totalling $31.3 million. In the first quarter of 1995, Grace announced a $300 million three-year expansion program to add manufacturing capacity to its worldwide packaging business.

     Net cash provided by financing activities in the first quarter of 1995 was $179.4 million, primarily reflecting an increase in total debt from December 31, 1994, offset by the payment of $33.1 million of dividends. Total debt was approximately $1,756 million at March 31, 1995, an increase of $226.3 million from December 31, 1994. Grace's total debt as a percentage of total capital (debt ratio) increased from 50.4% at December 31, 1994 to 53.1% at March 31, 1995, primarily as the result of the increase in total debt (Grace's total debt and debt ratio were $1,851.1 million and 54.8%, respectively, at March 31, 1994).

     Also included in other financing activities in the first quarter of 1995 was the acquisition of 268,348 shares of the Company's Common Stock for a purchase price of $12.1 million (or $45 per share), as part of the termination of the employment agreement of the Company's former President and Chief Executive Officer.

     Management's Discussion and Analysis of Results of
     Operations and Financial Condition (Continued)


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

     ASBESTOS-RELATED MATTERS

     As reported in Note (b) to the consolidated financial statements in this Report, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In the first quarter of 1995, Grace received $69.1 million under settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation. The balance sheet at March 31, 1995 includes a receivable due from insurance carriers, subject to litigation, of $512.6 million. Grace has also recorded a receivable of approximately $87 million for amounts to be received in 1995 to 1999 pursuant to settlement agreements previously entered into with certain insurance carriers.

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

     ENVIRONMENTAL MATTERS

     There were no significant developments relating to environmental liabilities in the first quarter of 1995.

     For additional information relating to environmental liabilities, see Note 11 to the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     (a) Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

     (b) In March 1993, an action was filed in the U.S. District Court for the Southern District of Texas against Grace Drilling Company, a subsidiary of the Company the business and assets of which have since been sold, and several other defendants, for alleged violations of the Clean Water Act and the Rivers and Harbors Act (U.S. V. FINA OIL AND CHEMICAL CO., ET AL.). The government alleges that seagrasses and seabeds around a drilling rig operated by Fina Oil and Chemical Co. were damaged in connection with the placing, servicing and removal of the rig. The government is seeking injunctive relief requiring the defendants to restore the damaged areas and to compensate for temporary loss of the seagrass habitat, as well as civil penalties of up to $25,000 per day of violation and attorneys' fees.

     (c)  Reference is made to the section entitled "Shareholder Litigation" in
Item 3 of the Company's 1994 Annual Report on Form 10-K. Claims similar to those made in the two lawsuits described in such section have been made in three additional lawsuits brought against the Company and all of its directors (as well as J.P. Bolduc, who resigned as President, Chief Executive Officer and a director of the Company in March 1995, and J. Peter Grace, who passed away in April 1995). Each of these three lawsuits was brought in New York State Supreme Court, New York County, in April 1995 (WALD V. GRACE, ET AL., Index No. 95-108841; LOVE V. BOLDUC, ET AL., Index No. 95-108586; and STEINER V. GRACE, ET AL., Index No. 95-108482). Each action purports to be a derivative action (I.E., an action brought on behalf of the Company) and seeks, among other things, unspecified damages, attorneys' fees and costs, and such other relief as the Court deems proper. The parties to the five lawsuits have agreed to the consolidation of all five actions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  The following are being filed as exhibits to this Report:

          -- Amendment to Consulting Agreement, dated as of May 1, 1995, among National Medical Care, Inc., Virginia A. Kamsky and Southeast Asia Markets, Inc.

          -- weighted average number of shares and earnings used in per share computations;

          -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends; and

          --   financial data schedule.

     (b) REPORTS ON FORM 8-K. The Company filed a Report on Form 8-K dated March 2, 1995 regarding the resignation of the Company's former President and Chief Executive Officer. The Company filed two Reports on Form 8-K on May 1, 1995, one relating to the election of a new President and Chief Executive Officer and the other relating to the announcement of first quarter 1995 results, a court decision concerning the enforceability of a settlement agreement with an affiliated group of insurance carriers, and certain investigations involving the Company's principal health care subsidiary, National Medical Care, Inc. ("NMC"). The Company also filed a Report on Form 8-K on May 8, 1995 regarding a proposal to purchase NMC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             W.R. GRACE & CO.
                                        -------------------------
                                               (Registrant)




Date: May 12, 1995                      By /s/ Richard N. Sukenik
                                           ----------------------
                                               Richard N. Sukenik
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                W.R. GRACE & CO.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995


                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

  10.1 Amendment to Consulting Agreement, dated as of May 1, 1995, among National Medical Care, Inc., Virginia A. Kamsky and Southeast Asia Markets, Inc.

  11 Weighted average number of shares and earnings used in per share computations

  12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

  27           Financial Data Schedule