Form 10-Q
period 1995-06-30
GRACE W R & CO /NY/
filed 1995-08-14
CIK 42872

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10 - Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1995


                          Commission File Number 1-3720

                                W. R. GRACE & CO.


                New York                               13-3461988
        ------------------------                   -------------------
        (State of Incorporation)                    (I.R.S. Employer
                                                   Identification No.)

                              One Town Center Road
                         Boca Raton, Florida  33486-1010
                                 (407) 362-2000





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                           Yes     X     No
                               ---------    --------

96,542,514 shares of Common Stock, $1.00 par value, were outstanding at July 31, 1995.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition                I-8 to I-12


PART II.  Other Information

     Item 1.   Legal Proceedings                                    II-1
     Item 4.   Submission of Matters to a Vote of Security
               Holders                                              II-2
     Item 6.   Exhibits and Reports on Form 8-K                     II-4


As used in this Report, the term "Company" refers to W. R. Grace & Co., and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


    W. R. Grace & Co. and Subsidiaries                                      Three Months Ended             Six Months Ended
    Consolidated Statement of Operations (Unaudited)                             June 30,                      June 30,
    ------------------------------------------------------------            ---------------------       -----------------------
    $ millions (except per share)                                            1995          1994           1995           1994
    ------------------------------------------------------------            -------      --------       --------       --------

    Sales and revenues . . . . . . . . . . . . . . . . . . . . .          $932.3       $  782.9       $1,785.7       $1,458.3
    Other income . . . . . . . . . . . . . . . . . . . . . . . .             4.5            3.1            8.8           34.2
                                                                          ------       --------       --------       --------
         Total . . . . . . . . . . . . . . . . . . . . . . . . .           936.8          786.0        1,794.5        1,492.5
                                                                          ------       --------       --------       --------

    Cost of goods sold and operating expenses. . . . . . . . . .           550.7          464.5        1,051.6          902.3
    Selling, general and administrative expenses . . . . . . . .           219.7          180.5          450.5          358.9
    Depreciation and amortization. . . . . . . . . . . . . . . .            40.2           38.4           78.4           75.6
    Interest expense and related financing costs . . . . . . . .            18.7           11.3           34.5           21.9
    Research and development expenses. . . . . . . . . . . . . .            31.1           27.0           61.6           54.1
    Provision relating to asbestos-related
             insurance coverage. . . . . . . . . . . . . . . . .               -          316.0              -          316.0
                                                                          ------       --------       --------       --------
         Total . . . . . . . . . . . . . . . . . . . . . . . . .           860.4        1,037.7        1,676.6        1,728.8
                                                                          ------       --------       --------       --------

    Income/(loss) from continuing operations before
             income taxes. . . . . . . . . . . . . . . . . . . .            76.4         (251.7)         117.9         (236.3)
    Provision for /(benefit from) income taxes . . . . . . . . .            28.3          (90.3)          43.6          (93.0)
                                                                          ------       --------       --------       --------

    Income/(loss) from continuing operations . . . . . . . . . .            48.1         (161.4)          74.3         (143.3)
    Income from discontinued operations. . . . . . . . . . . . .            30.6           27.1           51.9           47.2
                                                                          ------       --------       --------       --------

    Net income/(loss). . . . . . . . . . . . . . . . . . . . . .          $ 78.7       $ (134.3)      $  126.2       $  (96.1)
                                                                          ------       --------       --------       --------
                                                                          ------       --------       --------       --------

    --------------------------------------------------------------------------------------------------------------------------
    Earnings/(loss) per share:
      Continuing operations. . . . . . . . . . . . . . . . . . .          $  .51       $  (1.72)      $    .78       $  (1.53)
      Net income/(loss). . . . . . . . . . . . . . . . . . . . .          $  .83       $  (1.43)      $   1.33       $  (1.03)

    Fully diluted earnings per share:
      Continuing operations. . . . . . . . . . . . . . . . . . .          $  .49       $      - (1)   $    .76       $      - (1)
      Net income/(loss). . . . . . . . . . . . . . . . . . . . .          $  .80       $      - (1)   $   1.30       $      - (1)

      Dividends declared per common share. . . . . . . . . . . .          $  .35       $    .35       $    .70       $    .70

    --------------------------------------------------------------------------------------------------------------------------

    (1) Not presented as the effect is anti-dilutive.



                 The Notes to Consolidated Financial Statements
                     are an integral part of this statement.


W. R. Grace & Co. and Subsidiaries                                                                         Six Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                                               June 30,
----------------------------------------------------------------------------------------------          ----------------------
$ millions                                                                                               1995           1994
----------------------------------------------------------------------------------------------          ------        --------

OPERATING ACTIVITIES
   Income/(loss) from continuing operations before income taxes. . . . . . . . . . . . . . . .          $117.9        $(236.3)
   Reconciliation to cash (used for)/provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            78.4           75.6
       Provision relating to asbestos-related insurance coverage . . . . . . . . . . . . . . .               -          316.0
       Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign exchange:
           Increase in notes and accounts receivable, net. . . . . . . . . . . . . . . . . . .           (60.0)        (109.2)
           Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (82.3)         (19.1)
           Proceeds from asbestos-related insurance settlements. . . . . . . . . . . . . . . .           156.4          121.6
           Payments made for asbestos-related litigation settlements,
              judgments and defense costs. . . . . . . . . . . . . . . . . . . . . . . . . . .           (60.2)        (111.9)
           Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (51.4)        (126.5)
           Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (37.2)          27.4
                                                                                                        ------        -------
   Net pretax cash provided by/(used for) operating activities
       of continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            61.6          (62.4)
   Net pretax cash provided by operating activities of discontinued operations . . . . . . . .             6.1          138.4
                                                                                                        ------        -------
   Net pretax cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .            67.7           76.0
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (91.0)         (47.1)
                                                                                                        ------        -------
   Net cash (used for)/provided by operating activities. . . . . . . . . . . . . . . . . . . .           (23.3)          28.9
                                                                                                        ------        -------

INVESTING ACTIVITIES
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (232.6)        (171.3)
   Businesses acquired in purchase transactions, net of
       cash acquired and assumed debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (31.1)        (170.6)
   Increase in net investments in discontinued operations. . . . . . . . . . . . . . . . . . .           (46.3)         (14.2)
   Net proceeds from divestments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7.1          118.8
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2.5           14.1
                                                                                                        ------        -------
   Net cash used for investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . .          (300.4)        (223.2)
                                                                                                        ------        -------

FINANCING ACTIVITIES
   Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (66.3)         (65.9)
   Repayments of borrowings having original maturities in excess of three months . . . . . . .           (51.2)         (70.2)
   Increase in borrowings having original maturities in excess of three months . . . . . . . .            85.3          101.7
   Net increase in borrowings having original maturities of less than three months . . . . . .           251.0          256.3
   Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            84.3           15.6
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (9.8)          (0.1)
                                                                                                        ------        -------
   Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . . . .           293.3          237.4
                                                                                                        ------        -------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . . . . . . .             3.5              -
                                                                                                        ------        -------
(Decrease)/increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .          $(26.9)       $  43.1
                                                                                                        ------        -------
                                                                                                        ------        -------



                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.


W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
---------------------------------------------------------------------------------------------
                                                                                                       June 30,     December 31,
$ millions  (except par value)                                                                           1995         1994
----------------------------------------------------------------------------------------------         --------     ----------

                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   51.4       $   78.3
   Notes and accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           603.4          975.7
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           521.6          514.2
   Net assets of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . .           340.0          335.6
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           200.8          295.4
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28.4           29.7
                                                                                                      --------       --------

      Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,745.6        2,228.9

Properties and equipment, net of accumulated
       depreciation and amortization of $1,418.2
       and $1,498.2, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,554.5        1,730.1
Goodwill, less accumulated amortization of $20.2
       and $71.8, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           118.4          672.5
Net assets of discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,400.5              -
Asbestos-related insurance receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           472.1          512.6
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           789.2        1,086.5
                                                                                                      --------       --------

      TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $6,080.3       $6,230.6
                                                                                                      --------       --------
                                                                                                      --------       --------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   446.8      $   430.9
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           285.5          433.7
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           174.9          197.0
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           575.0          872.9
   Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           297.0          297.0
                                                                                                      --------       --------
      Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,779.2        2,231.5

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,280.9        1,098.8
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           676.9          690.9
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           103.7           92.5
Noncurrent liability for asbestos-related litigation . . . . . . . . . . . . . . . . . . . . .           569.4          612.4
                                                                                                      --------       --------
      Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,410.1        4,726.1
                                                                                                      --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stocks, $100 par value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7.4            7.4
   Common stock, $1 par value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            96.0           94.1
   Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           382.4          308.8
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,207.4        1,147.5
   Cumulative translation adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (20.2)         (53.3)
   Treasury stock, 62,453 common shares, at cost . . . . . . . . . . . . . . . . . . . . . . .            (2.8)             -
                                                                                                      --------       --------
      Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,670.2        1,504.5
                                                                                                      --------       --------

      TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $6,080.3       $6,230.6
                                                                                                      --------       --------
                                                                                                      --------       --------



                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            (Dollars in millions)

(a) The financial statements in this Report at June 30, 1995 and 1994 and for the three- and six-month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation. The results of operations for the three- and six-month interim periods ended June 30, 1995 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1995.

     In the second quarter of 1995, the Company announced that its Board of Directors had approved a plan to spin off National Medical Care, Inc.
     (NMC), Grace's wholly owned health care subsidiary. The spin-off would be effected by means of a dividend to holders of the Company's common stock which will only be formally declared upon satisfaction of various conditions, including final Board approval, negotiation of definitive agreements, receipt of opinions as to the tax-free nature of the spin-off and other matters, and the effectiveness of a registration statement with respect to NMC's common stock. It is currently anticipated that the spin-off will take place in the fourth quarter of 1995.

     As a result of the Board's approval of the plan to spin off NMC, Grace has classified its health care segment as a discontinued operation. The consolidated statement of operations reflects discontinued operations separately from continuing operations for all periods presented. The statement of cash flows reflects certain pretax operating activities of discontinued operations separately from continuing operations for all periods presented, and the investing and financing activities of discontinued operations are reflected separately from continuing operations beginning with the period in which each business was classified as a discontinued operation. The consolidated balance sheet reflects the net assets of discontinued operations separately from continuing operations beginning with the period in which each business was classified as a discontinued operation. See Note (c) below for additional information.

(b) As previously reported, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 41,300 asbestos-related lawsuits at June 30, 1995 (65 involving claims for property damage and the remainder involving approximately 77,400 claims for personal injury), as compared to approximately 38,700 lawsuits at December 31, 1994 (65 involving claims for property damage and the remainder involving approximately 67,900 claims for personal injury). During the first half of 1995, one property damage lawsuit was settled for a total of $0.3; three new property damage lawsuits were filed; and two property damage lawsuits were dismissed. In addition, a new trial was ordered in a property damage case that had been on appeal. During the first half of 1995, approximately 900 personal injury claims against Grace were dismissed without payment and $12.5 was recorded to reflect settlements and judgments in approximately 4,600 personal injury claims.

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              (Dollars in millions)


     Based upon and subject to the factors discussed in Note 2 to Grace's consolidated financial statements for the year ended December 31, 1994, Grace has attempted to estimate its future costs to dispose of the personal injury and property damage lawsuits pending at June 30, 1995 and has determined that it is probable that such lawsuits can be disposed of for a total of $669.4, inclusive of legal fees and expenses, of which Grace has recorded $569.4 as a noncurrent liability and $100.0 as a current liability. This compares to the estimated liability (current and noncurrent) of $712.4 at December 31, 1994, the decrease being attributable to payments made by Grace for asbestos-related litigation, judgments, settlements and defense costs in the first half of 1995. In addition, Grace has recorded a receivable of $472.1 for the insurance proceeds it expects to receive in reimbursement for prior payments and estimated future payments to dispose of pending asbestos-related litigation. The amount of this receivable has declined from December 31, 1994 due to the net insurance proceeds received during the first half of 1995.

     In the first half of 1995, Grace received a total of $156.4 pursuant to settlements with certain insurance carriers in reimbursement for amounts previously paid and to be paid by Grace in connection with asbestos-related litigation; of this amount, $110.0 was received pursuant to settlements entered into in 1993 and 1994, which had been classified as notes receivable in the financial statements.

     Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers that had agreed to a settlement and had made a series of payments under that agreement in 1993. The group of carriers subsequently notified Grace that it would no longer honor the agreement (which had not been executed) due to a September 1993 decision by the U.S. Court of Appeals for the Second Circuit that had the effect of reducing the amount of insurance coverage available to Grace with respect to asbestos property damage litigation and claims. Grace initiated action to enforce the settlement agreement (which involves approximately $226.0 of the asbestos-related receivable of $472.1 at June 30, 1995) in connection with the settlement of a property damage case pending in the U.S. District Court for the Eastern District of Texas. The District Court held the agreement to be enforceable, and this ruling has been affirmed by the U.S. Court of Appeals for the Fifth Circuit (which has also denied a request by the group of carriers for a rehearing). Grace anticipates that the group of carriers will seek a review of this ruling by the U.S. Supreme Court. Based on this ruling, the group of carriers paid Grace $13.9 in the second quarter of 1995, representing the carriers' portion of the settlement in the underlying property damage case. Grace has demanded that the group of carriers pay the amounts due under the settlement agreement with respect to property damage cases in other jurisdictions and will initiate legal action if payment is not received in a reasonable time.

     Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. As previously reported, the May 1994 decision of the U.S. Court of Appeals for the Second Circuit limited the amount of insurance coverage available with respect to property damage lawsuits and claims. Because Grace's insurance covers both property damage and personal injury lawsuits and claims, the May

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           (Dollars in millions)


     1994 decision has had the concomitant effect of reducing the insurance coverage available with respect to Grace's personal injury lawsuits and claims. However, in Grace's opinion, it is probable that recoveries from its insurance carriers, along with other funds, will be available to satisfy the property damage and personal injury lawsuits and claims pending at June 30, 1995. Consequently, Grace believes that the resolution of its pending asbestos-related litigation will not have a material adverse effect on its consolidated results of operations or financial position.

     For additional information, see Note 2 to the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K.

(c) As discussed in Note (a) above, Grace has classified its health care segment as a discontinued operation.

     Summary results of operations for the health care segment are as follows:


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                      ---------------------       -----------------------
                                                       1995           1994          1995            1994
                                                      ------         ------       --------         ------

     Sales and revenues                               $523.5         $454.0       $1,015.3         $855.4
                                                      ------         ------       --------         ------
                                                      ------         ------       --------         ------

     Income from discontinued operations
        before income taxes                           $ 48.5         $ 45.0       $   82.4         $ 78.6
     Provision for income taxes                         17.9           17.9           30.5           31.4
                                                      ------         ------       --------         ------
     Income from discontinued operations              $ 30.6         $ 27.1       $   51.9         $ 47.2
                                                      ------         ------       --------         ------
                                                      ------         ------       --------         ------


     The net operating results of the health care segment reflects the allocation of corporate overhead and corporate research expenses and an allocation of interest expense based on a ratio of the net assets of the health care segment as compared to Grace's total debt and equity capital. Interest expense allocated to the discontinued health care segment was $21.6 and $13.3 for the second quarters of 1995 and 1994, respectively, and $41.7 and $23.8 for the six months ended June 30, 1995 and 1994, respectively. Taxes have been allocated to the health care segment based on Grace's consolidated effective tax rate. These allocations are not necessarily indicative of the results of the health care segment as it will be reported in the future on a stand-alone basis. NMC's management is currently determining the changes that may be required to its current organization, including corporate overhead activities, whether NMC will continue certain Grace research projects, and other considerations relating to NMC's status as a stand-alone company following completion of the spin-off.

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

     The net assets, excluding intercompany assets, of Grace's cocoa business and other discontinued operations (classified as a current asset) and Grace's health care segment (classified as a noncurrent asset) included in the consolidated balance sheet at June 30, 1995, are as follows:

                                                                                          Sub-         Health
                                                           Cocoa          Other          Total          Care           Total
                                                           ------        -------        ------        --------       --------

     Current assets                                        $376.2        $  17.5         $393.7       $  583.2       $  976.9
     Properties and equipment, net                          190.8           32.4          223.2          358.1          581.3
     Investments in and advances to
       affiliated companies                                     -           43.0           43.0           28.8           71.8
     Other assets                                            52.2           20.3           72.5          902.5          975.0
                                                           ------        -------         ------       --------       --------
          Total assets                                     $619.2        $ 113.2         $732.4        1,872.6       $2,605.0
                                                           ------        -------         ------       --------       --------
     Current liabilities                                   $276.2        $  10.8         $287.0       $  307.7       $  594.7
     Other liabilities                                       95.6            9.8          105.4          164.4          269.8
                                                           ------        -------         ------       --------       --------
          Total liabilities                                $371.8        $  20.6         $392.4       $  472.1       $  864.5
                                                           ------        -------         ------       --------       --------
          Net assets                                       $247.4        $  92.6         $340.0       $1,400.5       $1,740.5
                                                           ------        -------         ------       --------       --------
                                                           ------        -------         ------       --------       --------


(d)  Inventories consist of:


                                                    June 30,     December 31,
                                                      1995         1994 (i)
                                                    --------     ------------

     Raw and packaging materials                      $149.6         $129.8
     In process                                         93.1           75.3
     Finished products                                 323.2          352.2
                                                      ------         ------
                                                       565.9          557.3
     Less:  Adjustment of certain inventories
     to a last-in/first-out (LIFO) basis               (44.3)         (43.1)
                                                      ------         ------
          Total Inventories                           $521.6         $514.2
                                                      ------         ------
                                                      ------         ------


          (i) Inventories at December 31, 1994 include $92.4 relating to the health care segment.


(e) Earnings per share are calculated on the basis of the following weighted average number of common shares outstanding:

                           Three Months Ended June 30:
                                1995 - 95,116,000
                                1994 - 93,933,000
                            Six Months Ended June 30:
                                1995 - 94,629,000
                                1994 - 93,842,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     (a)  Review of Operations

          (1) Overview:

     Sales and revenues increased 19% and 22% in the second quarter and first half of 1995, respectively, over the comparable 1994 periods. Income from continuing operations for the second quarter and first half of 1995 amounted to $48.1 million and $74.3 million, respectively, increases of 25% and 31% as compared to the respective 1994 periods, excluding a non-cash charge of $200.0 million after taxes ($316.0 million pretax) recorded in the 1994 second quarter to reflect a reduction in insurance coverage for asbestos lawsuits and claims. Including this provision, Grace reported losses from continuing operations for the second quarter and first half of 1994 of $161.4 million and $143.3 million, respectively.

     As discussed in Notes (a) and (c) to the consolidated financial statements in this Report, Grace classified its health care segment as a discontinued operation in the 1995 second quarter.


          (2) Operating Results - Specialty Chemicals:

     The following table compares results for the specialty chemicals segment for the 1995 second quarter and first half to results for the comparable periods of 1994:


     W. R. Grace & Co. and Subsidiaries                Three Months Ended           Six Months Ended
     Specialty Chemicals Operating Results                  June 30,                     June 30,
     ----------------------------------------         ---------------------       -----------------------

     $ millions                                        1995           1994          1995           1994
     ----------------------------------------         ------         ------       --------       --------

     Sales and Revenues                               $932.3         $782.9       $1,785.7       $1,458.3
                                                      ------         ------       --------       --------
                                                      ------         ------       --------       --------

     Operating Income Before Taxes (i)                $ 96.9         $ 78.5       $  175.4       $  118.3
                                                      ------         ------       --------       --------
                                                      ------         ------       --------       --------

          (i) Specialty chemicals segment results reflect the allocation of corporate overhead and corporate research expenses; corporate interest and financing costs and nonallocable expenses are not reflected in the specialty chemicals segment results. These allocations are not necessarily indicative of the results of the specialty chemicals segment as it will be reported in the future on a stand-alone basis.



     As noted above, sales and revenues increased 19% and 22% in the second quarter and first half of 1995, respectively, as compared to the 1994 periods, reflecting favorable volume, price/product mix and currency translation variances estimated at 7%, 7% and 5%, respectively, for the second quarter of 1995, and 12%, 5% and 5%, respectively, for the first half of 1995.

     In the second quarter of 1995, all product lines other than construction products experienced volume increases as compared to the 1994 second quarter. Packaging volume increases

     Management's Discussion and Analysis of Results of
     Operations and Financial Condition (Continued)


     were due to higher sales of bags, films and laminates in all regions. The volume increases in catalyst and other silica-based products were due to higher sales in all products and regions, especially in North America due to improved sales of hydroprocessing catalysts, and in Europe due to the improving economy. Container volume increases were due to increased sales of can sealing products in Asia Pacific, closure compounds in Europe and coating products in Latin America. The volume increases in water treatment were due to higher sales volumes in water treatment chemicals in Latin America due to market share gains and in the water treatment chemicals and paper industry process chemicals businesses in Europe. The volume decreases in construction products were primarily due to a decrease in waterproofing materials in North America due to a slowdown in the roofing market after a strong 1995 first quarter, partially offset by improved cement products volumes in North America.

     Operating income before taxes increased 23% in the second quarter of 1995 compared to the second quarter of 1994. North American results improved slightly, reflecting strong growth in packaging and catalyst and other silica-based products (due to the volume increases noted above), offset by the decline in construction, as noted above. European results improved significantly versus the 1994 second quarter, primarily in packaging, due to the improved economy and the volume increases noted above. In Asia Pacific, favorable results were achieved versus the 1994 second quarter, primarily in container and packaging (due to the volume increases noted above). Latin American 1995 second quarter results improved slightly versus the second quarter of 1994, primarily due to increased profitability in packaging (due to the volume increases noted above), offset by a decline in water treatment due to higher operating expenses.

     For the first half of 1995, operating income increased 48% over the comparable period of 1994, primarily due to the significant growth in packaging and catalyst and other silica-based products, as discussed above.


     (3) Statement of Operations:

     OTHER INCOME

     Other income includes interest income, dividends, royalties from licensing agreements, and equity in earnings of affiliated companies. Other income for the first half of 1994 also included a $27.0 million gain (pre- and after-tax) from the January 1994 sale of Grace's remaining interest in The Restaurant Enterprises Group, Inc. (REG).

     INTEREST EXPENSE AND RELATED FINANCING COSTS

     Interest expense and related financing costs of $18.7 million and $34.5 million in the second quarter and first half of 1995, respectively, increased by 65% and 58%, respectively, versus the comparable 1994 periods, primarily due to higher average short-term interest rates. As discussed in Note (c) to the consolidated financial statements in this Report, interest expense and related financing costs were allocated to the discontinued health care segment. Including these amounts, interest expense and related financing costs increased

     Management's Discussion and Analysis of Results of
     Operations and Financial Condition (Continued)


     64% and 67% in the second quarter and first half of 1995, respectively, over the comparable 1994 periods, to $40.3 million and $76.2 million, respectively.

     See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development spending increased by 15% and 14% in the second quarter and first half of 1995, respectively, versus the 1994 periods.

     INCOME TAXES

     The effective tax rate was 37.0% for both the second quarter and first half of 1995, as compared with 35.9% and 39.4%, respectively, for the second quarter and first half of 1994. Excluding the provision for asbestos-related litigation and claims discussed above, the effective tax rate was 40.0% for the second quarter of 1994. The effective tax rate for the first half of 1994 was 39.9%, excluding the asbestos-related provision, the gain on the REG transaction and a $26.0 million provision ($40.0 million pretax) for environmental costs and workforce reductions recorded in the first quarter of 1994.

     INCOME FROM DISCONTINUED OPERATIONS - HEALTH CARE SEGMENT

     The following table compares the results for the health care segment for the 1995 second quarter and first half to results for the comparable periods of 1994:


     W. R. Grace & Co. and Subsidiaries                Three Months Ended           Six Months Ended
     Health Care Operating Results                          June 30,                     June 30,
     ----------------------------------------         ---------------------       -----------------------

     $ millions                                        1995           1994          1995           1994
     ----------------------------------------         ------         ------       --------       --------

     Sales and Revenues                               $523.5         $454.0       $1,015.3         $855.4
                                                      ------         ------       --------         ------
                                                      ------         ------       --------         ------

     Operating Income Before Taxes (i)                $ 70.1         $ 58.3       $  124.1         $102.4
                                                      ------         ------       --------         ------
                                                      ------         ------       --------         ------



     (i) Health care segment results reflect the allocation of corporate overhead and corporate research expenses; corporate interest and financing costs are not reflected in the health care segment results. These allocations are not necessarily indicative of the results of the health care segment as it will be reported in the future on a stand-alone basis. NMC's management is currently determining the changes that may be required to its current organization, including corporate overhead activities, whether NMC will continue certain Grace research projects, and other considerations relating to NMC's status as a stand-alone company following completion of the spin-off.


     Sales and revenues for the second quarter and first half of 1995 increased by 15% and 19%, respectively, over the comparable periods of 1994. These improvements were due to

     Management's Discussion and Analysis of Results of
     Operations and Financial Condition (Continued)


     increases of 21% and 23%, respectively, in kidney dialysis services; 11% and 8%, respectively, in medical products operations; and an 8% increase in home health care for the first half of 1995. The positive results for the second quarter of 1995 were partially offset by a 2% decrease in home health care resulting from a decrease in infusion therapy. 1995 second quarter and first half results for kidney dialysis services reflect acquisitions subsequent to the second quarter of 1994. 1995 first half results for home health care operations include six months of results of Home Nutritional Services, Inc., a national provider of home infusion therapy services acquired in April 1994. The number of centers providing dialysis and related services increased 16%, from 537 at June 30, 1994 to 623 at June 30, 1995 (549 in North America, 45 in Europe, 20 in Latin America and 9 in Asia Pacific).

     Operating income before taxes in the second quarter and first half of 1995 increased by 20% and 21%, respectively, over the 1994 periods. 1995 second quarter and first half results for all health care businesses benefited from acquisitions subsequent to the second quarter of 1994, continued expansion inside and outside the U.S., and continued improvements in cost controls, operating efficiencies and/or capacity utilization.


     (b)  Financial Condition; Liquidity and Capital Resources

     During the first half of 1995, the net pretax cash provided by Grace's continuing operating activities was $61.6 million, versus $62.4 million used in the 1994 first half. The increase was primarily due to net cash inflows of $96.2 million in the first half of 1995 as compared to $9.7 million in the first half of 1994, resulting from settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation (see discussion below), along with improved operating results. After giving effect to the pretax cash provided by operating activities of discontinued operations (which includes an increase in the use of working capital by NMC in the first half of 1995) and payments of income taxes, the net cash used for operating activities was $23.3 million in the first half of 1995 versus $28.9 million provided in the 1994 first half.

     Investing activities used $300.4 million of cash in the first half of 1995, largely reflecting capital expenditures of $232.6 million, and the acquisitions of various kidney dialysis centers and medical products facilities for a total of $31.1 million in the first quarter of 1995.
     Also, investing activities of discontinued operations for the first half of 1995 used $46.3 million, primarily reflecting the discontinued operation classification of the health care segment's capital expenditures and acquisitions for the second quarter of 1995.

     Net cash provided by financing activities in the first half of 1995 was $293.3 million, primarily reflecting an increase in total debt from December 31, 1994 and the exercise of stock options, offset by the payment of $66.3 million of dividends. Total debt was $1,727.7 million at June 30, 1995, an increase of $198.0 million from December 31, 1994. Grace's total debt as a percentage of total capital (debt ratio) increased from 50.4% at December 31, 1994 to 50.8% at June 30, 1995, primarily as the result of the increase in total debt (Grace's total debt and debt ratio were $2,018.8 million and 59.4%, respectively, at June 30, 1994). At June 30, 1995, the net assets of the discontinued health care segment included $100.3 million of debt.

     Management's Discussion and Analysis of Results of
     Operations and Financial Condition (Continued)


     Grace expects to satisfy its 1995 cash requirements primarily from funds generated by the spin-off of NMC and, to a lesser extent, from operations and divestment proceeds. Grace expects to apply a substantial portion of the cash proceeds generated by the spin-off of NMC to the repayment of borrowings.

     ASBESTOS-RELATED MATTERS

     As reported in Note (b) to the consolidated financial statements in this Report, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In the first half of 1995, Grace received $96.2 million under settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation. The balance sheet at June 30, 1995 includes a receivable due from insurance carriers, subject to litigation, of $472.1 million. Grace has also recorded a receivable of approximately $77.0 million for amounts to be received in 1995 to 1999 pursuant to settlement agreements previously entered into with certain insurance carriers.

     Although Grace cannot precisely estimate the amounts to be paid in 1995 in respect of asbestos-related lawsuits and claims, Grace expects that it will be required to expend approximately $30.0 million (pretax) in 1995 to defend and dispose of such lawsuits and claims (after giving effect to payments to be received from certain insurance carriers, as discussed above and in Note (b) to the consolidated financial statements in this Report). As indicated therein, the amounts reflected in the consolidated financial statements with respect to the probable cost of disposing of pending asbestos lawsuits and claims and probable recoveries from insurance carriers represent estimates; neither the outcomes of such lawsuits and claims nor the outcomes of Grace's ongoing litigations with certain of its insurance carriers can be predicted with certainty.

     ENVIRONMENTAL MATTERS

     There were no significant developments relating to environmental liabilities in the first half of 1995.

     For additional information relating to environmental liabilities, see
     Note 11 to the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K.

                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

     (a) Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

     (b) Reference is made to the section entitled "Environmental and Other Proceedings" in Item 3 of the Company's 1994 Annual Report on Form 10-K for information concerning a lawsuit instituted by Hatco Corporation ("Hatco") against Grace. In July 1995, the United States Court of Appeals for the Third Circuit reversed the previous decision of the United States District Court for the District of New Jersey and remanded the lawsuit to the District Court for further proceedings. Specifically, the Court of Appeals (a) reversed the District Court's ruling that Grace is responsible for a substantial portion of Hatco's cleanup costs and (b) ruled that the applicable provision of the agreement of sale between Grace and Hatco is in the form of a release of Grace by Hatco, placing the burden of proof on Hatco, rather than Grace, to establish that Hatco had not released Grace from the asserted liabilities.

     (c) The Company has been notified that the Securities and Exchange Commission has issued a formal order of investigation with respect to the Company's prior disclosures regarding benefits and retirement arrangements provided to the Company's former Chairman, J. Peter Grace, Jr., and certain matters relating to Mr. Grace's son, J. Peter Grace, III. A description of the matters that are believed to be the subject of the investigation was included in the Company's 1995 Proxy Statement. The Company is cooperating fully with the investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The Company's 1995 Annual Meeting of Shareholders ("Annual Meeting") was held on May 10, 1995. At the Annual Meeting, the Company's shareholders (a) elected four Class III Directors for a term expiring in 1998; (b) ratified the selection of Price Waterhouse LLP as independent accountants of the Company and its consolidated subsidiaries for 1995; (c) approved the Company's Long-Term Incentive Program; (d) approved the Company's Annual Incentive Compensation Program; (e) defeated a shareholder proposal regarding a Mexican operation; (f) defeated a shareholder proposal concerning diversity of membership on the Company's Board of Directors; and (g) defeated a shareholder proposal regarding nonemployee directors' retirement benefits.

     The following sets forth the results of voting at the Annual Meeting:


                                                           VOTES
                                   --------------------------------------------------------------
     MATTER                           FOR          AGAINST*       ABSTENTIONS    BROKER NON-VOTES
     ------                           ---          --------       -----------    ----------------

ELECTION OF DIRECTORS*

  H. A. Eckmann                    71,387,511     17,151,391         -0-               -0-
  J. W. Frick                      71,440,341     17,098,560         -0-               -0-
  T. A. Holmes                     71,644,357     16,894,545         -0-               -0-
  P. S. Lynch                      72,280,634     16,258,268         -0-               -0-

Selection of
 Independent
 Accountants                       86,948,019      1,101,346        489,537            -0-

Approval of
 Long-Term
 Incentive Program                 82,690,990      4,847,251      1,000,661            -0-

Approval of
 Annual Incentive
 Compensation
 Program                           82,810,320      4,813,402        915,180            -0-

Shareholder
 Proposals:

   Mexican Operation                3,913,813     73,244,260      6,434,508         4,946,321

   Board Diversity                 17,669,392     62,089,184      3,834,005         4,946,321

   Director Retirement
     Benefits                      17,980,948     63,093,715      2,531,623         4,932,616

---------------------------

* With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either "for" or "withheld"; votes relating to directors designated above as "against" are votes cast as "withheld".


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  The following are being filed as exhibits to this Report:

          -- Employment Agreement, dated as of May 1, 1995, between the Company and Albert J. Costello;

          -- weighted average number of shares and earnings used in per share computations; and

          --   financial data schedule.

     (b) REPORTS ON FORM 8-K. The Company filed two Reports on Form 8-K on May 1, 1995, one relating to the election of a new President and Chief Executive Officer and the other relating to the announcement of first quarter 1995 results, a court decision concerning the enforceability of a settlement agreement with an affiliated group of insurance carriers, and certain investigations involving the Company's principal health care subsidiary, National Medical Care, Inc. ("NMC"). The Company filed a Report on Form 8-K on May 8, 1995 regarding a proposal to purchase NMC. The Company also filed a Report on Form 8-K on June 15, 1995 relating to the Company's announcement of a plan to spin off NMC. The Company filed a Report on Form 8-K on August 2, 1995 relating to the announcement of second quarter 1995 results.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 W. R. GRACE & CO.
                                         ------------------------------
                                                 (Registrant)





Date: August 14, 1995                   By /s/ Richard N. Sukenik
                                           ----------------------------
                                               Richard N. Sukenik
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                W. R. GRACE & CO.



                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1995


                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION


   10.1 Employment Agreement, dated as of May 1, 1995, between the Company and Albert J. Costello

   11 Weighted average number of shares and earnings used in per share computations


   27          Financial Data Schedule