Form 10-Q
period 1995-09-30
GRACE W R & CO /NY/
filed 1995-11-14
CIK 42872

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

                For the Quarterly Period Ended September 30, 1995


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


                           Yes     X     No

97,299,148 shares of Common Stock, $1.00 par value, were outstanding at October 31, 1995.




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

               Consolidated Balance Sheet                           I-3

               Notes to Consolidated Financial Statements           I-4 to I-8

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                        I-9 to I-17


PART II.  Other Information

  Item 1.    Legal Proceedings                                      II-1
  Item 5.    Other Information                                      II-2
  Item 6.    Exhibits and Reports on Form 8-K                       II-3


As used in this Report, the term "Company" refers to W. R. Grace & Co., and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS



W. R. Grace & Co. and Subsidiaries                        Three Months Ended                 Nine Months Ended
Consolidated Statement of Operations (Unaudited)            September 30,                     September 30,
------------------------------------------------         ------------------                 ------------------
Dollars in millions, except per share                     1995           1994            1995              1994
----------------------------------------                --------       --------        ---------         ---------

Sales and revenues . . . . . . . . . . . . . . . .        $946.4         $815.5         $2,732.1         $2,273.8
Other income . . . . . . . . . . . . . . . . . . .           4.5            4.0             13.3             38.2
                                                        --------       --------        ---------         --------
  Total. . . . . . . . . . . . . . . . . . . . . .         950.9          819.5          2,745.4          2,312.0
                                                        --------       --------        ---------         --------

Cost of goods sold and operating expenses. . . . .         566.0          475.0          1,617.6          1,377.3
Selling, general and administrative expenses . . .         216.4          187.5            666.9            546.4
Depreciation and amortization. . . . . . . . . . .          44.6           38.4            123.0            114.0
Interest expense and related financing costs . . .          17.8           14.5             52.3             36.4
Research and development expenses. . . . . . . . .          28.4           28.7             90.0             82.8
Corporate expenses previously allocated to the
     health care segment . . . . . . . . . . . . .           8.3            9.0             30.0             27.4
Restructuring costs. . . . . . . . . . . . . . . .          44.3            -               44.3              -
Provision relating to asbestos-related
     insurance coverage. . . . . . . . . . . . . .           -              -                -              316.0
                                                        --------       ---------       ---------          -------
Total. . . . . . . . . . . . . . . . . . . . . . .         925.8          753.1          2,624.1          2,500.3
                                                        --------        --------         -------          -------

Income/(loss) from continuing operations before
     income taxes. . . . . . . . . . . . . . . . .          25.1           66.4            121.3           (188.3)
Provision for/(benefit from) income taxes. . . . .           5.3           23.4             33.6            (82.0)
                                                        --------       ---------       ---------          --------

Income/(loss) from continuing operations . . . . .          19.8           43.0             87.7           (106.3)
Income from discontinued operations. . . . . . . .           1.9           33.0             60.2             86.2
                                                        --------       ---------       ---------          --------
Net income/(loss). . . . . . . . . . . . . . . . .        $ 21.7         $ 76.0         $  147.9         $  (20.1)
                                                        --------       ---------       ---------          --------
                                                        --------       ---------       ---------          --------
------------------------------------------------------------------------------------------------------------------

Earnings/(loss) per share:
  Continuing operations. . . . . . . . . . . . . .        $  .20         $  .46         $   .92          $   (1.14)
  Net income/(loss). . . . . . . . . . . . . . . .        $  .22         $  .81         $  1.55          $    (.22)

Fully diluted earnings/(loss) per share:
  Continuing operations                                   $  .20         $  .45         $   .89          $     -   (1)
  Net income/(loss). . . . . . . . . . . . . . . .        $  .22         $  .80         $  1.51          $     -   (1)

Dividends declared per common share. . . . . . . .        $  .35         $  .35         $  1.05          $     1.05

-------------------------------------------------------------------------------
(1)  Not presented as the effect is anti-dilutive.


                 The Notes to Consolidated Financial Statements
                     are an integral part of this statement.


W. R. Grace & Co. and Subsidiaries                                                         Nine Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                             September 30,
----------------------------------------------------------------------------------------- ----------------------

Dollars in millions                                                                        1995          1994
----------------------------------------------------------------------------------------- ---------   ----------
OPERATING ACTIVITIES
  Income/(loss) from continuing operations before income taxes . . . . . . . . . . .    $ 121.3        $(188.3)
  Reconciliation to cash (used for)/provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .      123.0          114.0
       Provision relating to asbestos-related insurance coverage . . . . . . . . . .          -          316.0
       Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign exchange:
         Increase in notes and accounts receivable, net. . . . . . . . . . . . . . .      (55.4)         (82.5)
         Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      (81.5)         (32.8)
         Proceeds from asbestos-related insurance settlements. . . . . . . . . . . .      174.4          136.6
         Payments made for asbestos-related litigation settlements,
             judgments and defense costs . . . . . . . . . . . . . . . . . . . . . .      (96.7)        (150.0)
         Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      (65.7)         (99.2)
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31.3           (5.3)
                                                                                         ------        -------
  Net pretax cash provided by operating activities of continuing operations. . . . .      150.7            8.5
  Net pretax cash provided by operating activities of discontinued operations. . . .       43.1          261.5
                                                                                         ------        -------
  Net pretax cash provided by operating activities . . . . . . . . . . . . . . . . .      193.8          270.0
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (207.2)         (82.4)

                                                                                         ------        -------
  Net cash (used for)/provided by operating activities . . . . . . . . . . . . . . .      (13.4)         187.6
                                                                                         ------        -------

INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (366.5)        (279.0)
  Businesses acquired in purchase transactions, net of
       cash acquired and assumed debt. . . . . . . . . . . . . . . . . . . . . . . .      (31.4)        (206.7)
  Increase in net investments in discontinued operations . . . . . . . . . . . . . .     (149.1)         (25.7)
  Net proceeds from divestments. . . . . . . . . . . . . . . . . . . . . . . . . . .       49.4          191.5
  Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9.3           55.3
                                                                                         ------        -------
  Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . . .     (488.3)        (264.6)
                                                                                         ------        -------

FINANCING ACTIVITIES
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (100.3)         (99.0)
  Repayments of borrowings having original maturities in excess of three months. . .      (41.6)         (82.9)
  Increase in borrowings having original maturities in excess of three months. . . .       52.1          458.8
  Net increase in borrowings having original maturities of less than three months. .      475.3         (208.3)
  Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      123.1           17.0
  Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7.8)          (0.1)
                                                                                         ------        -------
  Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . .      500.8           85.5
                                                                                         ------        -------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . .        3.5            0.7
                                                                                         ------        -------
Increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .    $   2.6        $   9.2
                                                                                         ------        -------
                                                                                         ------        -------

                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.


W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
---------------------------------------------------------------------
                                                                         September 30,  December 31,
Dollars in millions, except par value                                        1995           1994
---------------------------------------------------------------------    ------------   ------------
                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $      80.9    $      78.3
 Notes and accounts receivable, net. . . . . . . . . . . . . . . . . .          582.1          975.7
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          515.2          514.2
 Net assets of discontinued operations - other . . . . . . . . . . . .          351.8          335.6
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .          209.0          295.4
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .           24.6           29.7
                                                                          -----------    -----------
  Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . .        1,763.6        2,228.9

Properties and equipment, net of accumulated
   depreciation and amortization of $1,432.0
   and $1,498.2, respectively. . . . . . . . . . . . . . . . . . . . .        1,625.9        1,730.1
Goodwill, less accumulated amortization of $21.0
   and $71.8, respectively . . . . . . . . . . . . . . . . . . . . . .          120.4          672.5
Net assets of discontinued operations - health care. . . . . . . . . .        1,490.6              -
Asbestos-related insurance receivable. . . . . . . . . . . . . . . . .          470.4          512.6
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          763.2        1,086.5
                                                                          -----------    -----------

 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $6,234.1       $6,230.6
                                                                          -----------    -----------
                                                                          -----------    -----------

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   671.1      $   430.9
 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .          269.2          433.7
 Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          108.2          197.0
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          601.9          872.9
 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .          297.0          297.0
                                                                          -----------    -----------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .        1,947.4        2,231.5

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,256.2        1,098.8
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          699.7          690.9
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .          108.0           92.5
Noncurrent liability for asbestos-related litigation . . . . . . . . .          534.2          612.4
                                                                          -----------    -----------
  Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        4,545.5        4,726.1
                                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stocks, $100 par value. . . . . . . . . . . . . . . . . . .            7.4            7.4
 Common stock, $1 par value  . . . . . . . . . . . . . . . . . . . . .           97.1           94.1
 Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .          419.4          308.8
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .        1,195.1        1,147.5
 Cumulative translation adjustments. . . . . . . . . . . . . . . . . .          (28.0)         (53.3)
 Treasury stock, 53,153 common shares, at cost . . . . . . . . . . . .           (2.4)             -
                                                                          -----------    -----------
  Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . .        1,688.6        1,504.5
                                                                          -----------    -----------

  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $6,234.1       $6,230.6
                                                                          -----------    -----------
                                                                          -----------    -----------

                 The Notes to Consolidated Financial Statements
                     are integral parts of these statements.

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              (Dollars in millions)


(a) The financial statements in this Report at September 30, 1995 and 1994 and for the three- and nine-month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current basis of presentation. The results of operations for the three- and nine-month interim periods ended September 30, 1995 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1995.

     In June 1995, the Company announced that its Board of Directors had approved a plan to spin off National Medical Care, Inc. (NMC), Grace's wholly owned health care subsidiary, by means of a dividend to holders of the Company's common stock that would be declared upon the satisfaction of various conditions. As a result of the Board's approval of the plan to spin off NMC, Grace has classified its health care segment as a discontinued operation. The consolidated statement of operations reflects discontinued operations separately from continuing operations for all periods presented. The statement of cash flows reflects certain pretax operating activities of discontinued operations separately from continuing operations for all periods presented, and the investing and financing activities of discontinued operations are reflected separately from continuing operations beginning with the period in which each business was classified as a discontinued operation. The consolidated balance sheet reflects the net assets of discontinued operations separately from continuing operations beginning with the period in which each business was classified as a discontinued operation. See Note (c) below for additional information.

(b) As previously reported, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 40,800 asbestos-related lawsuits at September 30, 1995 (58 involving claims for property damage and the remainder involving approximately 85,900 claims for personal injury), as compared to approximately 38,700 lawsuits at December 31, 1994 (65 involving claims for property damage and the remainder involving approximately 67,900 claims for personal injury). During the first nine months of 1995, eight property damage lawsuits were settled for a total of $3.6; five new property damage lawsuits were filed; three property damage lawsuits were dismissed; and, in a case that had been on appeal and is now final, Grace was held liable for $6.1. During the first nine months of 1995, approximately 1,400 personal injury claims against Grace were dismissed without payment and $24.3 was recorded to reflect settlements and judgments in approximately 7,700 personal injury claims.

     Based upon and subject to the factors discussed in Note 2 to Grace's consolidated financial statements for the year ended December 31, 1994, Grace has attempted to estimate its future costs to dispose of the personal injury and property damage lawsuits pending at September 30, 1995 and has determined that it is probable that such lawsuits can be disposed of for a total of $634.2, inclusive of legal fees and expenses, of which

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


     Grace has recorded $534.2 as a noncurrent liability and $100.0 as a current liability. This compares to the estimated liability (current and noncurrent) of $712.4 at December 31, 1994, the decrease being attributable to payments made by Grace for judgments, settlements and defense costs in connection with asbestos-related litigation during the first nine months of 1995. In addition, Grace has recorded a receivable of $470.4 for the insurance proceeds it expects to receive in reimbursement for prior payments and estimated future payments to dispose of pending asbestos-related litigation. The amount of this receivable has declined from $512.6 at December 31, 1994 due to the net insurance proceeds received during the first nine months of 1995.

     In the first nine months of 1995, Grace received a total of $174.4 pursuant to settlements with certain insurance carriers in reimbursement for amounts previously paid and to be paid by Grace in connection with asbestos-related litigation; of this amount, $125.0 was received pursuant to settlements entered into in 1993 and 1994 and had been classified as notes receivable in the financial statements.

     Grace continues to be involved in litigation with certain of its insurance carriers, including an affiliated group of carriers that had agreed to a settlement and had made a series of payments under that agreement in 1993. The group of carriers subsequently notified Grace that it would no longer honor the agreement (which had not been executed) due to a September 1993 decision by the U.S. Court of Appeals for the Second Circuit that had the effect of reducing the amount of insurance coverage available to Grace with respect to asbestos property damage litigation and claims. Grace initiated action to enforce the settlement agreement (which involves approximately $226.0 of the asbestos-related receivable of $470.4 at September 30, 1995) in connection with the settlement of a property damage case pending in the U.S. District Court for the Eastern District of Texas. The District Court held the agreement to be enforceable; this ruling was subsequently affirmed by the U.S. Court of Appeals for the Fifth Circuit and, in October 1995, the U.S. Supreme Court declined to review the Fifth Circuit decision.
     Based on that decision, the group of carriers paid Grace $13.9 in the second quarter of 1995, representing the carriers' portion of the settlement in the underlying property damage case. Grace has demanded that the group of carriers pay the amounts due under the settlement agreement with respect to property damage cases in other jurisdictions and is involved in litigation in the U.S. District Court for the Southern District of New York seeking such amounts.

     Grace's ultimate exposure in respect of its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. As previously reported, the May 1994 decision of the U.S. Court of Appeals for the Second Circuit limited the amount of insurance coverage available with respect to property damage lawsuits and claims. Because Grace's insurance covers both property damage and personal injury lawsuits and claims, the May 1994 decision has had the concomitant effect of reducing the insurance coverage available with respect to Grace's personal injury lawsuits and claims. However, in Grace's opinion, it is probable that recoveries from its insurance carriers, along with other funds, will be available to satisfy the property damage and personal injury lawsuits and claims pending at September 30, 1995. Consequently, Grace believes that the

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              (Dollars in millions)

     resolution of its pending asbestos-related litigation will not have a material adverse effect on its consolidated results of operations or financial position.

     For additional information, see Note 2 to the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K.

(c) As discussed in Note (a) above, Grace has classified its health care segment as a discontinued operation. The operating results of Grace's cocoa business and other discontinued operations have been charged against previously established reserves.

     Summary results of operations for the health care segment are as follows:


                                           Three Months Ended    Nine Months Ended
                                              September 30,        September 30,
                                           ------------------  -------------------
                                             1995    1994        1995       1994
                                           -------  ------     --------  ---------
Sales and revenues                          $520.9  $491.2     $1,536.2  $1,346.6
                                            ------  ------     --------  ---------
                                            ------  ------     --------  ---------

Income from discontinued operations
  before income taxes                       $ 23.6  $ 60.1     $  127.7  $  157.1
Income tax provision                          21.7    27.1         67.5      70.9
                                            ------  ------     --------  ---------
Income from discontinued operations         $  1.9  $ 33.0     $   60.2  $   86.2
                                            ------ -------     --------  --------
                                            ------ -------     --------  --------

The net operating income of the health care segment reflects the allocation of Grace's health care related research expenses and an allocation of Grace's interest expense based on a ratio of the net assets of the health care segment as compared to Grace's total debt and equity capital. Interest expense allocated to the discontinued health care segment was $23.0 and $15.7 for the third quarters of 1995 and 1994, respectively, and $64.7 and $39.5 for the nine months ended September 30, 1995 and 1994, respectively. Taxes have been allocated to the health care segment as if it were a stand-alone taxpayer; however, these allocations are not necessarily indicative of the results of the health care segment in the future on a stand-alone basis.

In October 1995, NMC received five investigative subpoenas from the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services.
The subpoenas call for the production of extensive documents relating to various aspects of NMC's business, and a letter accompanying the subpoenas stated that they had been issued in conjunction with an investigation being conducted by the OIG, the U.S. Attorney for the District of Massachusetts, and others, concerning possible violations of federal laws relating to health care payments and reimbursements.

The five subpoenas cover the following areas: (a) NMC's corporate management, personnel and employees, organizational structure, financial information and internal communications; (b) NMC's dialysis services business, principally medical director contracts and compensation; (c) billings under the Medicare End Stage Renal Disease program and, in particular, the effect on such billings of the Omnibus Budget Reconciliation Act of 1993, which is described in NMC's Form 10 Registration Statement under the Securities Act of 1934 (Form 10); (d) NMC's LifeChem laboratory business, including documents relating to

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              (Dollars in millions)


testing procedures, marketing, customers, competition and certain billing matters referenced in the Form 10; and (e) NMC's Homecare Division and, in particular, information concerning the Intradialytic Parenteral Nutrition business, which is described in the Form 10, including billing practices related to various services, equipment and supplies.

The results of the investigation and its impact, if any, cannot be predicted at this time. In the event that any government agency believes that wrongdoing related to the investigation has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on NMC's financial position or the results of operations of NMC and Grace.

For various reasons arising from the issuance of the subpoenas, the completion of the spin-off of NMC, originally expected in the 1995 fourth quarter, has been delayed.

Minority interest consists of a limited partnership interest in Grace Cocoa Associates, L.P. (LP). LP's assets consist of Grace Cocoa's worldwide cocoa and chocolate business, long-term notes and demand loans issued by various Grace entities and guaranteed by the Company and its principal operating subsidiary, and cash. LP is a separate and distinct legal entity from each of the Grace
entities and has separate assets, liabilities,    business functions and
operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements as a component of discontinued operations, and the outside investors' interest in LP is reflected as a minority interest. The intercompany notes held by LP are eliminated in preparing the consolidated financial statements and, therefore, have not been classified as pertaining to discontinued operations.

The net assets, excluding intercompany assets, of Grace's cocoa business and other discontinued operations (classified as current assets) and Grace's health care segment (classified as noncurrent assets) included in the consolidated balance sheet at September 30, 1995, are as follows:

                                                            Sub-     Health
                                       Cocoa     Other     Total      Care     Total
                                       ------   -------    ------  --------  --------
Current assets                         $319.9    $ 18.3    $338.2  $  606.5  $  944.7
Properties and equipment, net           188.2      32.9     221.1     368.7     589.8
Investments in and advances to
  affiliated companies                      -      34.5      34.5         -      34.5
Other assets                             54.4      24.0      78.4     976.7   1,055.1
                                       ------   -------    ------  --------  --------
    Total assets                       $562.5    $109.7    $672.2  $1,951.9  $2,624.1
                                       ------   -------    ------  --------  --------
Current liabilities                    $208.0    $ 11.1    $219.1  $  288.8  $  507.9
Other liabilities                        91.2      10.1     101.3     172.5     273.8
                                       ------   -------    ------  --------  --------
    Total liabilities                  $299.2    $ 21.2    $320.4  $  461.3  $  781.7
                                       ------   -------    ------  --------  --------
    Net assets                         $263.3    $ 88.5    $351.8  $1,490.6  $1,842.4
                                       ------   -------    ------  --------  --------
                                       ------   -------    ------  --------  --------

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                              (Dollars in millions)


(d) Grace has initiated a major cost management effort in all product lines, regional centers and corporate offices to determine areas for cost reduction. The emphasis has been on work process changes that will simplify or eliminate tasks, make work more relevant to Grace's current business environment and streamline its organization. The focus of the effort is on general and administrative costs and factory administration, with a separate study of company-wide research and development costs. Certain actions have already been taken, including headcount reductions at the corporate headquarters office, changes to Grace's company-wide travel program, the termination of certain consulting arrangements, the shutdown of the Japan research center and the phase-out of certain research programs.

     In the third quarter of 1995, Grace recorded a pretax charge of $44.3 ($27.1 after-tax), primarily for severance and other termination benefits, as well as costs relating to the shutdown of the Japan research center. The Company expects to implement significant additional cost reductions in the fourth quarter of 1995 and the first half of 1996, but has yet to determine the amount of the provision that will be required in connection with these additional cost reductions. The Company is also currently evaluating strategic and other actions that may impact 1995 fourth quarter results.

(e)  Inventories consist of:

                                                  September 30,   December 31,
                                                      1995          1994 (i)
                                                  ------------    -----------
     Raw and packaging materials                      $147.6         $129.8
     In process                                         89.0           75.3
     Finished products                                 323.5          352.2
                                                      ------         ------
                                                       560.1          557.3
     Less:  Adjustment of certain inventories
     to a last-in/first-out (LIFO) basis               (44.9)         (43.1)
                                                      ------         ------
       Total Inventories                              $515.2         $514.2
                                                      ------         ------
                                                      ------         ------

          (i) Inventories at December 31, 1994 include $92.4 relating to the health care segment.

(f) Earnings per share are calculated on the basis of the following weighted average number of common shares outstanding:

                           Three Months Ended September 30:
                                  1995 - 96,708,000
                                  1994 - 93,955,000
                           Nine Months Ended September 30:
                                  1995 - 95,330,000
                                  1994 - 93,893,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
 OPERATIONS AND FINANCIAL CONDITION


(a)  Review of Operations
     (1) Overview:

The following table compares results for the 1995 third quarter and first nine months to results for the comparable periods of 1994:

W. R. Grace & Co. and Subsidiaries                Three Months Ended           Nine Months Ended
Operating Results - Overview                         September 30,               September 30,
---------------------------------------           ------------------         --------------------
Dollars in millions                                1995        1994           1995          1994
---------------------------------------           ------      ------         --------    ---------
Sales and revenues                                $946.4      $815.5         $2,732.1    $2,273.8
                                                  ------      ------         --------    --------
                                                  ------      ------         --------    --------

Income from continuing operations
  before special items                            $ 53.0      $ 43.0         $  133.4    $   92.7
Special items (after-tax):
  Corporate governance                              (6.1)          -            (18.6)          -
  Restructuring costs                              (27.1)          -            (27.1)          -
  Gain on sale of remaining interest in The
   Restaurant Enterprises Group, Inc. (REG)            -           -                -        27.0
  Environmental costs/workforce reductions             -           -                -       (26.0)
  Provision relating to asbestos-related
   insurance coverage                                  -           -                -      (200.0)
                                                  ------      ------         --------    --------
Income/(loss) from continuing operations          $ 19.8      $ 43.0         $   87.7    $ (106.3)
                                                  ------      ------         --------    --------
                                                  ------      ------         --------    --------

Sales and revenues increased 16% and 20% in the third quarter and first nine months of 1995, respectively, over the comparable 1994 periods. Income from continuing operations for the third quarter and first nine months of 1995 amounted to $53.0 million and $133.4 million, respectively, increases of 23% and 44% as compared to the respective 1994 periods, excluding the special items listed above. Income from continuing operations before special items includes corporate expenses, previously identified with the health care segment, of $8.3 million and $9.0 million for the third quarters of 1995 and 1994, respectively, and $30.0 million and $27.4 million for the nine months ended September 30, 1995 and 1994, respectively. These costs will not be assumed by National Medical Care, Inc. (NMC), Grace's wholly owned health care subsidiary, upon completion of its spin-off, and it is therefore anticipated that these costs will be eliminated. See below for additional information regarding the spin-off of NMC and Grace's cost management effort.

As noted above and in Note (d) to the consolidated financial statements in this Report, Grace has initiated a major cost management effort in all product lines, regional centers and corporate offices to determine areas for cost reduction.
In the third quarter of 1995, Grace recorded a pretax charge of $44.3 million ($27.1 million after-tax), primarily for severance and other termination benefits, as well as costs relating to the shutdown of the Japan research center. The Company expects to implement significant additional cost reductions in the fourth quarter of 1995 and the first half of 1996, but has yet to determine the amount of the provision that will be required in connection with these additional cost reductions. The Company is also currently evaluating strategic and other actions that may impact 1995 fourth quarter results.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


Also recorded in the third quarter and first nine months of 1995 are pretax charges of $10.0 million and $30.0 million, respectively ($6.1 million and $18.6 million after-tax, respectively), for costs associated with the termination of the employment agreement of the Company's former President and Chief Executive Officer, pension costs resulting from the retirement of certain directors, and legal and other expenses related to the foregoing and other corporate governance activities.

As discussed in Notes (a) and (c) to the consolidated financial statements in this Report, the health care segment was classified as a discontinued operation in the 1995 second quarter.


     (2) Operating Results - Specialty Chemicals:

The following table compares results for the specialty chemicals segment for the 1995 third quarter and first nine months to results for the comparable periods of 1994:

W. R. Grace & Co. and Subsidiaries         Three Months Ended    Nine Months Ended
Specialty Chemicals Operating Results         September 30,        September 30,
---------------------------------------    ------------------    -----------------
Dollars in millions                          1995      1994     1995       1994
---------------------------------------     ------    ------   ------     ------

Sales and revenues                          $946.4    $815.5   $2,732.1   $2,273.8
                                            ------    ------   --------   --------
                                            ------    ------   --------   --------

Operating income before taxes (i)           $105.0    $ 90.1   $  280.4   $  208.4
                                            ------    ------   --------   --------
                                            ------    ------   --------   --------

     (i) Specialty chemicals segment results reflect the allocation of corporate overhead and corporate research expenses; corporate interest and financing costs and nonallocable expenses are not reflected in the specialty chemicals segment results.

As noted above, sales and revenues increased 16% and 20% in the third quarter and first nine months of 1995, respectively, over the 1994 periods, reflecting favorable volume, price/product mix and currency translation variances estimated at 9%, 4% and 3%, respectively, for the third quarter of 1995, and 11%, 5% and 4%, respectively, for the first nine months of 1995.

In the third quarter of 1995, all product lines other than construction products experienced volume increases as compared to the 1994 third quarter. Packaging volume increases reflected higher sales of bags and laminates in all regions, and higher sales of films in all regions other than Latin America. The volume increases in catalyst and other silica-based products reflected higher sales of fluid cracking catalysts and silicas/adsorbents products, especially in Europe and Asia Pacific, due to market share gains. Container volume increases were due to increased sales of specialty polymers products in Asia Pacific. The volume increases in water treatment were due to higher sales volumes in the paper industry process chemicals business in North America and Europe due to market share gains and in water treatment chemicals in Europe and Latin America. The volume decreases in construction products resulted primarily from decreases in fireproofing materials in North America due to a small market share loss and waterproofing materials in North America due to a slowdown in the roofing market after a strong 1995 first quarter, partially offset by improved volumes of all products in Asia Pacific.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


Operating income before taxes increased 17% in the third quarter of 1995 compared to the third quarter of 1994. North American results improved, primarily reflecting strong growth in packaging (due to the volume increases noted above), offset by the decline in construction products, as noted above. The results for fluid cracking catalysts in North America also declined, as the market continued to experience low refinery margins and a narrow spread between light and heavy crude oil prices, which led customers to crack higher quality light crude rather than heavy crude (which requires more catalysts); the weakness in fluid cracking catalysts in North America was nearly offset by improved results in Europe and Asia Pacific, as noted above. European results improved significantly versus the 1994 third quarter, primarily in packaging, due to the volume increases noted above and the absence of costs incurred in the third quarter of 1994 associated with streamlining packaging operations. In Asia Pacific, results were flat versus the 1994 third quarter, primarily due to the volume increases noted above, offset by higher operating costs incurred to increase market share in the region for container, water treatment and construction products. Latin American 1995 third quarter results were unfavorable versus the 1994 third quarter, primarily due to higher wage and employee benefit costs in water treatment resulting from inflation indexation in Brazil.

For the first nine months of 1995, operating income increased 35% over the comparable period of 1994, primarily due to the significant growth in packaging and catalyst and other silica-based products, as discussed above.


(3) Statement of Operations:

OTHER INCOME

Other income includes interest income, dividends, royalties from licensing agreements, and equity in earnings of affiliated companies. Other income for the first nine months of 1994 also included a $27.0 million gain (pre- and after-tax) from the January 1994 sale of Grace's remaining interest in REG.

INTEREST EXPENSE AND RELATED FINANCING COSTS

Excluding amounts allocated to the discontinued health care segment (as discussed in Note (c) to the financial statements in this Report), interest expense and related financing costs of $17.8 million and $52.3 million in the third quarter and first nine months of 1995, respectively, increased by 23% and 44%, respectively, versus the comparable 1994 periods. Including amounts allocated to the health care segment, interest expense and related financing
costs increased     35% and 54% in the third quarter and  first nine months of
1995, respectively, over the comparable 1994 periods, to $40.8 million and $117.0 million, respectively, primarily due to higher average short-term interest rates.

See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


RESEARCH AND DEVELOPMENT EXPENSES

Research and development spending was flat for the third quarter of 1995 versus the comparable 1994 period, while such spending increased by 9% for the first nine months of 1995 versus the comparable 1994 period. As discussed in Note (d) to the consolidated financial statements in this Report, Grace has initiated a major cost management effort, which includes a separate study of company-wide research and development costs. Certain actions have already been taken based on this study, including the shutdown of the Japan research center and the phase-out of certain research programs.

INCOME TAXES

The effective tax rates were 33.2% and 31.8%, respectively, for the third quarter and first nine months of 1995, as compared with 35.2% and 34.1%, respectively, for the third quarter and first nine months of 1994, excluding the special items discussed above in "Review of Operations - Overview". As compared to the respective periods of 1994, the lower effective tax rates in the third quarter and first nine months of 1995 were primarily due to an overall reduction in the foreign tax rate, reflecting a higher utilization of foreign tax credits resulting from the allocation of interest expense to the discontinued health care segment, and a reassessment of the valuation allowance for certain deferred tax assets.

INCOME FROM DISCONTINUED OPERATIONS - HEALTH CARE SEGMENT

The following table compares the results for the health care segment for the 1995 third quarter and first nine months to results for the comparable periods of 1994:

W. R. Grace & Co. and Subsidiaries                    Three Months Ended    Nine Months Ended
Health Care Operating Results                            September 30,        September 30,
----------------------------------------------      ---------------------  -------------------

Dollars in millions                                    1995        1994      1995       1994
----------------------------------------------      ---------    --------  --------   --------
Sales and revenues                                    $520.9      $491.2   $1,536.2   $1,346.6
                                                      ------      ------   --------   --------
                                                      ------      ------   --------   --------

Operating income before taxes and
 special charges (i)                                  $ 86.2      $ 75.8   $  232.0   $  196.6
Special charges (pretax):
 Write-down of impaired assets                         (24.0)          -      (24.0)         -
 Provision for costs relating to phase-out of
  certain health care research programs                 (8.8)          -       (8.8)         -
 Other                                                  (6.8)          -       (6.8)         -
                                                      ------      ------   --------   --------

Operating income before taxes                         $ 46.6      $ 75.8   $  192.4   $  196.6
                                                      ------      ------   --------   --------
                                                      ------      ------   --------   --------

(i) Health care segment results reflect the allocation of Grace's health care related research expenses; corporate interest and financing costs are not reflected in the health care segment results; however, these allocations are not necessarily indicative of the results of the health care segment in the future on a stand-alone basis. NMC's management is currently determining the changes that may be required to its current organization, including corporate overhead and research activities, and other considerations relating to NMC's status as a stand-alone company.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


Sales and revenues for the third quarter and first nine months of 1995 increased by 6% and 14%, respectively, over the comparable periods of 1994. These improvements were due to increases of 8% and 17%, respectively, in kidney dialysis services; 11% and 9%, respectively, in medical products operations; and a 6% increase in home health care for the first nine months of 1995. The improvements for the third quarter of 1995 were partially offset by a 6% decrease in home health care revenues resulting from a decrease in infusion therapy due to continued managed care pricing pressure. 1995 third quarter and first nine months results for kidney dialysis services reflect acquisitions subsequent to the third quarter of 1994. Results for the first nine months of 1995 for home health care operations include nine months of results of Home Nutritional Services, Inc., a national provider of home infusion therapy services acquired in April 1994. The number of centers providing dialysis and related services increased 22%, from 539 at September 30, 1994 to 657 at September 30, 1995 (554 in North America, 60 in Europe, 31 in Latin America and 12 in Asia Pacific).

Operating income before taxes in the third quarter and first nine months of 1995 increased by 14% and 18%, respectively, over the 1994 periods, excluding the special charges listed above. Results for the third quarter and first nine months of 1995 for all health care businesses benefited from the effect of acquisitions, along with continued expansion inside and outside the U.S. NMC continues to focus on improvements in cost controls, operating efficiencies and capacity utilization. See below for a discussion of items relating to NMC's business operations and the possible material adverse effect of these items on NMC's financial position or the results of operations of NMC and Grace.

In the third quarter of 1995, following several periods of operating losses and due to projected operating losses, NMC management reviewed the carrying value of its investment in a German dialysis machine manufacturing operation. The review indicated that this investment was permanently impaired. NMC management considered future cash flows resulting from the use of the related assets and determined that the entire carrying value of such assets, amounting to $7.4 million (pre- and after-tax) should be written off.

In addition, during the third quarter of 1995, NMC management decided to cease its investment in its dialyzer development operation in Ireland. As a result, the carrying values of the related assets, including certain fixed assets of the facility used in this project, were fully written off, resulting in a charge of $16.6 million (pre- and after-tax).

Also during the third quarter of 1995, Grace management decided to initiate the phase-out of certain of its health care research programs, resulting in a pretax charge of $8.8 million ($5.6 million after-tax). Also, NMC recorded a pretax provision of $6.8 million ($3.9 million after-tax) for additional costs associated with Grace's long-term incentive programs that are applicable to NMC.

As more fully discussed in Note (c) to the consolidated financial statements in this Report, in October 1995, NMC received five investigative subpoenas from the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. The subpoenas call for the production of extensive documents relating to various aspects of NMC's business, and a letter accompanying the subpoenas stated that they had been issued in conjunction

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


with an investigation being conducted by the OIG, the U.S. Attorney for the District of Massachusetts, and others, concerning possible violations of federal laws relating to health care payments and reimbursements. The results of the investigation and its impact, if any, cannot be predicted at this time. In the event that any government agency believes that wrongdoing related to the investigation has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on NMC's financial position or the results of operations of NMC and Grace.

As discussed in NMC's Form 10, NMC administers Intradialytic Parenteral Nutrition (IDPN) therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. NMC and other IDPN providers are pursuing various administrative and legal avenues, including administrative appeals, to address the reduction in IDPN claims currently being paid by Medicare. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized coverage policy change. As of September 30, 1995, $62.0 million of claims are outstanding, increasing at the rate of approximately $4.0 million per month. Moreover, a draft of a current coverage policy would limit or preclude continued coverage of IDPN therapy. If NMC is unable to collect its IDPN receivable or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations might be materially adversely affected.

Also as discussed in NMC's Form 10, NMC is currently involved in litigation with respect to the policy of the Health Care Financing Administration (HCFA) with regard to its implementation of the Omnibus Budget Reconciliation Act of 1993 (OBRA 93) as it relates to the date on which Medicare benefits commence for certain eligible End Stage Renal Disease (ESRD) patients. HCFA's initial implementation of OBRA 93, confirmed in a Program Memorandum dated July 15, 1994, amended the prior Medicare coverage policy so that all employer health plans must recognize an 18-month "coordination of benefits" period during which the plan is the primary payor. The vast majority of NMC's patients affected by this amendment were retirees eligible for Medicare on the basis of age, who subsequently became eligible for Medicare on the basis of ESRD, and whose employer group health plans had been supplemental payors to Medicare. Under the prior Medicare coverage policy, Medicare benefits for these patients commenced three months after the initiation of chronic dialysis treatments at a dialysis center, and not 21 months (consisting of a three-month entitlement waiting period and the additional 18-month period referred to above). This implementation had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, the employer health plan was responsible for payment, which was generally at a rate higher than that provided under Medicare.

In a second Program Memorandum dated April 24, 1995, HCFA reversed its implementation of OBRA 93 in a manner that would substantially diminish the positive effect of the original implementation on NMC's dialysis business. Under the new policy, no 18-month coordination of benefits period would arise, and Medicare would be the primary payor beginning in the fourth month. HCFA further proposed that its new policy be effective retroactive to August 10, 1993, the effective date of OBRA 93, and that NMC be required to

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


refund payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation and to re-bill Medicare for the same services, which would result in a net loss to NMC of approximately $120.0 million as of September 30, 1995. Effective July 1, 1995, NMC ceased to recognize the incremental revenue realized under the original implementation, which will result in a material reduction in dialysis operating earnings in comparison to prior periods in which dialysis operations recognized such incremental net revenues.

In the litigation referred to above, the court has granted NMC's motion for a preliminary injunction to preclude HCFA from retroactively enforcing its new policy. The litigation is continuing with respect to NMC's request to enjoin HCFA's new policy, both retroactively and prospectively, on a permanent basis. While there can be no assurance that a permanent injunction will be issued, NMC believes that it will ultimately prevail in its claim that the retroactive reversal by HCFA of its original implementation of OBRA 93 was impermissible under applicable law. Pending the outcome of the litigation, HCFA's new policy remains in effect for services provided after April 23, 1995. If HCFA's revised interpretation is upheld, NMC's business, financial position and results of operations would be materially adversely affected, particularly if the revised interpretation is applied retroactively.


(b)  Financial Condition; Liquidity and Capital Resources

During the first nine months of 1995, the net pretax cash provided by Grace's continuing operating activities was $150.7 million, versus $8.5 million provided in the first nine months of 1994. The increase was primarily due to net cash inflows of $77.7 million in the first nine months of 1995 from settlements with certain insurance carriers for asbestos-related litigation, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation (see discussion below), as compared to the outflow of $13.4 million for asbestos-related litigation in the first nine months of 1994, along with improved operating results. After giving effect to the pretax cash provided by operating activities of discontinued operations (including an increase in the use of working capital by NMC in the first nine months of 1995) and increased payments of income taxes (attributable to taxable income resulting from settlements of the asbestos-related litigation discussed above, and audit adjustments in the prior years), the net cash used for operating activities was $13.4 million in the first nine months of 1995 versus $187.6 million provided in the first nine months of 1994.

Investing activities used $488.3 million of cash in the first nine months of 1995, largely reflecting capital expenditures of $366.5 million (of which over 80% relates to capital spending on Grace's packaging and catalyst/silica businesses) and the acquisition of dialysis centers and medical products facilities for a total of $31.1 million in the first quarter of 1995. Also, investing activities of discontinued operations for the first nine months of 1995 used $149.1 million, primarily reflecting the classification of the health care segment as a discontinued operation.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


Net cash provided by financing activities in the first nine months of 1995 was $500.8 million, primarily reflecting an increase in total debt from December 31, 1994 and the exercise of stock options, offset by the payment of $100.3 million of dividends. Total debt was $1,927.3 million at September 30, 1995, an increase of $397.6 million from December 31, 1994. Grace's total debt as a percentage of total capital (debt ratio) increased from 50.4% at December 31, 1994 to 53.3% at September 30, 1995, primarily as the result of the increase in total debt (Grace's total debt and debt ratio were $1,881.5 million and 56.6%, respectively, at September 30, 1994). At September 30, 1995, the net assets of the discontinued health care segment included $117.3 million of debt.

Grace expects to satisfy its 1995 cash requirements primarily from funds generated by operations and, to a lesser extent, from proceeds from divestments. Any net excess or deficit will be applied to or satisfied by financings.
Although Grace expects that any net new      borrowings would be  short-term in
nature, the maturities and other terms of any financings will depend on market conditions prevailing at the time. Grace has access to a variety of capital resources, including the commercial paper and bank funding markets, in addition to its credit agreements. Consequently, management believes that new borrowings will be available to meet Grace's needs. Grace expects to apply a substantial portion of the cash proceeds generated by the anticipated spin-off of NMC to the repayment of borrowings. However, for various reasons arising from the issuance of the subpoenas described above, the completion of the spin-off of NMC, originally expected in the 1995 fourth quarter, has been delayed.

In the third quarter of 1995, Grace announced that its Board of Directors had authorized management to pursue options to maximize the value of its Grace Dearborn water treatment and process chemicals business. The options being considered include the outright sale of Grace Dearborn and strategic alliances with complementary companies.

In October 1995, in anticipation of the spin-off of NMC, the Company's Board of Directors (a) declared a quarterly cash dividend of 12.5 cents per share on the Company's Common Stock, lowering its quarterly cash dividend from 35 cents per share, and (b) approved the repurchase of up to 10 million shares of the Company's Common Stock from time to time in open market or private transactions. The Company has announced that, in the future, it expects to pay dividends at a rate of 20% - 30% of the prior year's net earnings.

ASBESTOS-RELATED MATTERS

As reported in Note (b) to the consolidated financial statements in this Report, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In the first nine months of 1995, Grace received $77.7 million under settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation. The balance sheet at September 30, 1995 includes a receivable due from insurance carriers, subject to litigation, of $470.4 million. Grace has also recorded a receivable of approximately $62.0 million for amounts to be received in 1995 to 1999 pursuant to settlement agreements previously entered into with certain insurance carriers.

Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)


Although Grace cannot precisely estimate the amounts to be paid in 1995 in respect of asbestos-related lawsuits and claims, Grace expects that the payments to be received in 1995 from certain insurance carriers (as discussed above and in Note (b) to the consolidated financial statements in this Report) will exceed by approximately $30.0 million (pretax) the 1995 costs of defending and disposing of asbestos-related lawsuits and claims. As indicated therein, the amounts reflected in the consolidated financial statements with respect to the probable cost of disposing of pending asbestos lawsuits and claims and probable recoveries from insurance carriers represent estimates; neither the outcomes of such lawsuits and claims nor the outcomes of Grace's ongoing litigations with certain of its insurance carriers can be predicted with certainty.

ENVIRONMENTAL MATTERS

There were no significant developments relating to environmental liabilities in the first nine months of 1995.

For additional information relating to environmental liabilities, see Note 11 to the consolidated financial statements in the Company's 1994 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS.

          (a) Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

          (b) Reference is made to the Company's Report on Form 8-K filed on October 27, 1995 for information regarding the receipt of five federal investigative subpoenas by National Medical Care, Inc. ("NMC"), the Company's principal health care subsidiary as well as lawsuits relating to NMC. Since that filing, the Company and/or NMC has received service of process in the following lawsuits, all of which were filed on or about October 20, 1995, with substantially similar allegations to those made in the lawsuits described in
Item 5(b) of such Report on Form 8-K: GLADSTEIN V. W.R. GRACE & CO., ET AL., filed in the United States District Court for the Southern District of Florida, Case Number 95-8653; ROSENFELD V. W.R. GRACE & CO., ET AL., filed in the United States District Court for the Southern District of Florida, Northern Division, Case Number 95-8639; IZES V. W.R. GRACE & COMPANY, ET AL., filed in the United States District Court for the Southern District of Florida, Northern Division, Case Number 95-8632; KOVITZ, ET AL. V. NATIONAL MEDICAL CARE, INC., ET AL., filed in the United States District Court for the District of Massachusetts, Case Number 95-12347REK; BERMAN V. W.R. GRACE & COMPANY, ET AL., filed in the United States District Court for the Southern District of Florida, Northern Division, Case Number 95-8640; ADDIS V. W.R. GRACE & CO., ET AL., filed in the United States District Court for the Southern District of Florida, Northern Division, Case Number 95-8635; and SWEDER V. W.R. GRACE & COMPANY, ET AL., filed in the United States District Court for the Southern District of Florida, Northern Division, Case Number 95-8641.

          In addition, on October 20, 1995, a lawsuit purporting to be a derivative action on behalf of the Company's shareholders was filed in the United States District Court for the Southern District of Florida, Northern Division, against the Company, certain of its current directors and J.P. Bolduc, the Company's former President and Chief Executive Officer, alleging that such individuals failed to properly supervise the activities of NMC in the conduct of its business (BENNETT V. BOLDUC, ET AL., Case Number 95-8638).

ITEM 5.        OTHER INFORMATION

               In June 1995, the Company announced that it Board of Directors had approved a plan to spin off NMC by means of a dividend to holders of the Company's common stock that would be declared upon satisfaction of various conditions. As a result, Grace classified it health care segment as a discounted operation in the 1995 second quarter. The following financial statements are being filed with and are incorporated by reference in this
Report: (a) unaudited interim financial statements for the quarters ended March 31, 1995 and 1994, restated to give effect to the classification of the health care segment as a discontinued operation, and (b) unaudited interim financial statements for the three- and six-month interim periods ended June 30, 1995 and 1994, restated to give effect to the classification of corporate overhead and certain corporate research expenses that were previously allocated to the health care segment to continuing operations and to reflect tax expense with respect to discontinued operations as if the health care segment were a stand-alone taxpayer.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.  The following are being filed as exhibits to this
Report:

               -      W.R. Grace & Co. 1981 Stock Incentive Plan, as amended;
               -      W.R. Grace & Co. 1986 Stock Incentive Plan, as amended;
               - weighted average number of shares and earnings used in per share computations;
               -      financial data schedule;
               - restated consolidated financial statements of Grace for the quarters ended March 31, 1995 and 1994;
               - restated financial data schedule for the quarter ended March 31, 1995;
               - restated consolidated financial statements of Grace for the three- and six-month interim periods ended June 30, 1995 and 1994; and
               - restated financial data schedule for the six-month interim period ended June 30, 1995.

          (b) REPORTS ON FORM 8-K. The Company filed a Report on Form 8-K on August 2, 1995 relating to the announcement of second quarter 1995 results. The Company filed a Report on Form 8-K on September 26, 1995 relating to the pursuit of options to maximize the value of the Company's Grace Dearborn business, including the outright sale of such business and strategic alliances with complementary companies. On October 16, 1995, the Company filed a Report on Form 8-K relating (a) to the Company's declaration of a quarterly cash dividend at a rate lower than that previously in effect and (b) to a program to repurchase up to 10 million shares of the Company's Common Stock in open market or private transactions from time to time. The Company filed a Report on Form 8-K on October 27, 1995 concerning the receipt of five investigative subpoenas by NMC, as well a lawsuits relating to NMC.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         W. R. GRACE & CO.
                                                   ---------------------------
                                                           (Registrant)







Date: November 14, 1995                           By /s/ Richard N. Sukenik
                                                     ----------------------
                                                       Richard N. Sukenik
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                                W.R. GRACE & CO.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995


                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION

     10.1      W.R. Grace & Co. 1981 Stock Incentive Plan, as amended
     10.2      W.R. Grace & Co. 1986 Stock Incentive Plan, as amended
     11 Weighted average number of shares and earnings used in per share computations
     27.1      Financial Data Schedule
     27.2      Restated Financial Data Schedule for the Quarter Ended March
               31, 1995
     27.3 Restated Financial Data Schedule for the Six-Month Interim Period Ended June 30, 1995
     99.1 Restated Consolidated Financial Statements of Grace for the Quarters Ended March 31, 1995 and 1994
     99.2 Restated Consolidated Financial Statements of Grace for the Three- and Six-Month Interim Periods Ended June 30, 1995 and 1994