Form 10-K
period 1995-12-31
GRACE W R & CO /NY/
filed 1996-03-29
CIK 42872

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission file number 1-3720

                               W. R. GRACE & CO.


Incorporated under the Laws of the            I.R.S. Employer Identification No.
      State of New York                                  13-3461988


              ONE TOWN CENTER ROAD, BOCA RATON, FLORIDA 33486-1010
                                  407/362-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                               NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                          WHICH REGISTERED
     -------------------                       -------------------------

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

     The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $6.0 billion at February 1, 1996.

     At March 1, 1996, 98,038,423 shares of W. R. Grace & Co. Common Stock, $1 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


                          Document                  Where Incorporated
          ----------------------------------------  ------------------
          Proxy Statement for Annual Meeting to be
            held May 10, 1996 (specified portions)      Part III
================================================================================

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
                                     PART I

Item 1.  Business ...........................................................     1
           Introduction .....................................................     1
           Strategic Restructuring and Other Growth
             Initiatives ....................................................     1
           Description of Business ..........................................     5
           Discontinued Operations ..........................................    13
           Research Activities ..............................................    16
           Environmental, Health and Safety Matters .........................    17
Item 2.  Properties .........................................................    18
Item 3.  Legal Proceedings ..................................................    18
Item 4.  Submission of Matters to a Vote of Security
           Holders ..........................................................    32
Executive Officers ..........................................................    32

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ..............................................    33
Item 6.  Selected Financial Data ............................................    35
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................    35
Item 8.  Financial Statements and Supplementary Data ........................    35
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure .............................................    35

                                    PART III

Item 10. Directors and Executive Officers of the
           Registrant .......................................................    35
Item 11. Executive Compensation .............................................    36
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ............................................    36
Item 13. Certain Relationships and Related
           Transactions .....................................................    36

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K .............................................    36

Signatures ..................................................................    43

Financial Supplement ........................................................   F-1

                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

     W. R. Grace & Co., through its subsidiaries, is primarily engaged in the packaging and specialty chemicals businesses on a worldwide basis. It has classified its other businesses as discontinued operations, the most significant of which are its health care and cocoa businesses.

     As used in this Report, the term "Company" refers to W. R. Grace & Co., a New York corporation, and the term "Grace" refers to the Company and/or one or more of its subsidiaries. Grace's principal executive offices are located at One Town Center Road, Boca Raton, Florida 33486-1010, and its telephone number is 407/362-2000. At year-end 1995, Grace had approximately 21,200 full-time employees worldwide in its continuing operations (approximately 21,100 in discontinued operations).

     Grace's Consolidated Financial Statements for the three years in the period ended December 31, 1995 ("Consolidated Financial Statements"), and certain other financial information included in the Company's 1995 Annual Report to Shareholders, are set forth in the Financial Supplement to this Report and incorporated by reference herein.

     Information concerning the sales and revenues, pretax operating income and identifiable assets of Grace's continuing operations by geographic area for 1995, 1994 and 1993 is contained in Note 18 to the Consolidated Financial Statements in the Financial Supplement.

STRATEGIC RESTRUCTURING AND OTHER GROWTH INITIATIVES

     Recent Strategic Initiatives. In mid-1995, Grace announced and began implementing plans to enhance shareholder value by strengthening its balance sheet and reducing costs. These objectives are being achieved through (a) the pending dispositions of Grace's health care business and water treatment and process chemicals business (discussed below); (b) the anticipated use of the proceeds from these transactions to substantially reduce indebtedness, to repurchase up to 20% of the Company's Common Stock, and to invest in Grace's core businesses; (c) a worldwide restructuring program to streamline processes and thereby reduce expenses by $100 million annually (with further actions being taken to improve margins); and (d) the implementation of rigorous controls on working capital and capital spending. These plans are designed to make Grace a high-performance, high-value company focused on the strengths of its packaging and specialty chemicals businesses.

     Grace's core businesses are now packaging, catalysts and other silica-based products, construction products, and container and specialty polymer products. Each of these businesses is a market leader, offers high value-added products, employs leading technology and has global reach. In these businesses, Grace provides highly differentiated and superior products and services through investments in research and development, facilities that enable Grace to take advantage of expanding global market opportunities, and technology platforms capable of providing multiple products to satisfy customers' specific needs. Moreover, Grace has focused research and development spending on core businesses, fostered an exchange of technology among its product lines, and increased the level of process development directed at streamlining operations.

     In June 1995, the Company announced that its Board of Directors had approved a plan to spin off National Medical Care, Inc., Grace's principal health care subsidiary ("NMC"); as a result, Grace classified its health care business as a discontinued operation in the second quarter of 1995. Following NMC's receipt in October 1995 of five investigative subpoenas from the Office of the Inspector General of the United States Department of Health and Human Services (see "Legal Proceedings" below), the completion of the spin-off of NMC, originally expected in the 1995 fourth quarter, was delayed.

     In February 1996, Grace and Fresenius AG ("Fresenius") entered into a definitive agreement to combine NMC with Fresenius' worldwide dialysis business ("FWD") to create Fresenius Medical Care ("FMC"). As a result of the combination, FMC would acquire NMC, which would remain responsible for all liabilities arising out of the investigations of NMC, discussed below.
However, Grace would retain certain health care assets, primarily a bioseparation sciences business and a health care services company (classified as discontinued operations), as well as other assets (including cash and marketable securities).

     The combination would follow a borrowing of approximately $2.3 billion by NMC, a tax-free distribution of the proceeds by NMC to Grace, and a tax-free distribution by the Company, with respect to each share of its Common Stock, of one share of a newly formed corporation holding all of Grace's businesses (principally its specialty chemicals businesses) other than NMC. As a result of the separation of Grace's specialty chemicals businesses from NMC and the subsequent combination of NMC and FWD, the holders of the Company's Common Stock would own 100% of the specialty chemicals company and 44.8% of FMC, and Fresenius and other shareholders would own 55.2% of FMC. The holders of the Company's Common Stock would also own preferred stock, the value of which would be linked to the performance of FMC. Completion of the various transactions is subject to customary conditions, including the approval of the shareholders of the Company and Fresenius; United States, German and European regulatory actions; and obtaining financing on satisfactory terms. Commitments for financing have been received (which commitments are subject to various conditions and have not been entered into), and it is expected that the various transactions will be completed by the third quarter of 1996.

     In March 1996, Grace announced that it had entered into a definitive agreement to sell its Dearborn water treatment and process chemicals business to Betz Laboratories, Inc. for $632 million. The transaction is expected to close in the second quarter of 1996.

     1991 Strategy; Sale and Monetization of Noncore Businesses; Other Actions. The strategic initiatives described above reflect the further development of a corporate strategy announced in 1991. The major components of the strategy were to (a) focus on core businesses to accelerate profitable growth; (b) upgrade financial performance, principally by selling or monetizing noncore businesses, managing debt levels consistent with profitable growth opportunities, and reducing overhead; and (c) integrate corporate and operating unit functions through global product line management.

     Pursuant to this strategy, during the 1991-1995 period Grace disposed of most of its noncore businesses and investments, including its oil and gas, coal and energy services businesses; its printing products business; its specialty textiles business; its book, video and software distribution businesses; its remaining agricultural businesses; and various chemical businesses, including its organic chemicals and automotive materials businesses. Gross proceeds from these and other divestments totaled $2.15 billion in the 1991-1995 period. In 1992, Grace also monetized a portion of its cocoa and chocolate business by selling a 21% limited partnership interest in Grace Cocoa Associates, L.P., which owns this business and other assets, resulting in Grace's receipt of approximately $300 million in cash. Grace is actively pursuing the disposition of its cocoa business; during the fourth quarter of 1995, Grace revised the divestment plan for this business, focusing on the improvement of operating cash flow through the adoption of new strategies and a new global organizational structure, while simultaneously positioning the business for sale. As a result of these actions, Grace expects to complete the disposition of this business during 1996.

     As part of its 1991 corporate strategy, Grace also reorganized the management of its core businesses on the basis of global product lines. As a result of this reorganization, Grace is able to serve its multinational customers in all global regions, as well as tailor its product offerings to meet local preferences.

     Strategic Acquisitions and Other Growth Initiatives. To focus on core business growth, Grace has made strategic acquisitions directly related to its core businesses, totaling $190.4 million in the 1991-1995 period, including acquisitions intended to expand those businesses outside the United States. In 1992, Grace acquired the North American food service packaging business of Du Pont Canada. In 1993, Grace acquired the Katalistics fluid cracking catalyst additive business previously owned by a joint venture between Union Carbide Corporation and AlliedSignal Inc. In 1993, Grace also formed a 51%-owned joint venture with a large chemical and industrial concern headquartered in Volgograd, Russia, to produce flexible packaging for sale throughout the Commonwealth of Independent States; the joint venture began production in the third quarter of 1994.

     In 1994, Grace acquired the Schur Multiflex group of European flexible packaging businesses; construction chemicals businesses; and a small pollution control equipment producer. In addition, during 1994 Grace formed a 51%-owned joint venture with an Indian company to supply water treatment products and services in India.

     In 1995, Grace formed a 51%-owned joint venture in Malaysia to produce rigid plastic packaging products for sale throughout Southeast Asia; a 68%-owned joint venture with a Chinese packaging company to manufacture shrink films for sausage casings and to market Grace's packaging products and systems in China; a 51%-owned joint venture with a Russian company to produce container and closure sealants for sale throughout the Commonwealth of Independent States; and a 50%-owned joint venture with Engelhard Corporation to manufacture and market metal-based catalytic converters to the automotive industry. In early 1996, Grace agreed to form a joint venture to produce and market coatings, closures and can-sealing compounds in India.

     Although Grace intends to emphasize internal growth, it may also effect acquisitions, joint ventures and strategic alliances that afford synergies or other benefits necessary to fulfill strategic objectives of a core business (such as a key technology or opportunities for geographic expansion) or that provide a combination of a close fit with a core business with the potential for exceptional returns.

     See Notes 3, 5, 7, 12, 13 and 19 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

DESCRIPTION OF BUSINESS

     Grace's continuing operations consist principally of the development, manufacture and sale of packaging and specialty chemical products and systems. These products and systems serve highly specialized markets and represent an important or critical component (but a relatively small portion of the cost) of the end products in which they are used. Accordingly, competition tends to be based primarily on technological capability, customer service, product quality and, to a lesser extent, price.

     Grace's products and systems are marketed primarily through direct sales organizations. Through direct regular contact with its customers, Grace gains an in-depth knowledge of their businesses and anticipates and caters to their needs. Grace is often involved in the design of customers' production processes and thereafter serves as a supplier for such processes.

     The following is a description of the products and services provided by each of Grace's businesses.

     Packaging. Grace's packaging business ("Grace Packaging") provides high-performance total packaging systems on a worldwide basis, competing principally by providing superior quality products and services for specialized customer needs. The principal products and services provided by Grace Packaging are (a) flexible plastic packaging systems (including material, equipment and services) for a broad range of perishable foods such as fresh, smoked and processed meat products, cheese, poultry, prepared foods (including soups and sauces for restaurants and institutions), baked goods and produce;
(b) shrink films used in packaging a variety of nonfood consumer and industrial products; (c) foam trays for supermarkets and poultry and other food processors; and (d) rigid plastic containers for dairy and other food and nonfood products. Grace Packaging competes through three product groups: flexible packaging (marketed extensively under the Cryovac(R) registered trademark), Formpac(TM) foam trays and Omicron(TM) rigid plastic containers.

     The Cryovac packaging products group developed and introduced flexible plastic vacuum shrink packaging to the food processing industry in the late 1940s, contributing to expanded food distribution and marketing by providing superior protection against decay-inducing bacteria and moisture loss. The market for Cryovac products has since expanded into the retail food market, and Cryovac packaging technology has also been introduced in nonfood applications for consumer merchandising of housewares, toys and compact discs, as well as for electronic and medical products.

     Cryovac flexible packaging products include shrink bags, shrink films, laminated films and films for medical bags and equipment. Shrink bags are multi-layered plastic bags that mold themselves to the exact shape of the product, forming a clear "second skin." Using sophisticated coextrusion technology, Cryovac shrink bags maximize barrier properties, optics, abuse resistance, shrinkability and seal strength. Cryovac shrink films are multi-layered shrinkable plastic films used to package a variety of food and nonfood consumer goods to protect against damage, preserve freshness and enhance marketability. Cryovac laminates are multi-layered, nonshrinkable and normally high-barrier flexible materials used for packaging perishable foods, shelf-stable products (nonrefrigerated foods, such as syrups, toppings and tomato paste) and various nonfood products.

     Grace's flexible packaging products differentiate themselves from competitive products by offering a combination of the following core competencies: (a) proprietary film processing technology; (b) resin technology, permitting the production of materials suited to specific customer needs; (c) packaging and food science expertise, providing better understanding of the interaction between packaging materials and packaged products; (d) complete systems support capability, providing a single source for customer needs; (e) a talented employee base that strives to anticipate, meet and exceed customer expectations; and (f) an effective sales and distribution network.

     Today, Grace Packaging is recognized as a worldwide leader in flexible packaging technology. Grace's technological leadership has spurred Grace Packaging's growth in several markets: in the rapidly expanding packaged fresh-cut produce market, Grace produces films that permit oxygen to pass through at various rates, thereby matching the varying respiration rates of different vegetables and permitting longer shelf life; in the fresh meat market, Grace's case-ready program reduces supermarkets' in-store production costs by allowing meat processors to centrally package meat products suitable for display; in the bone-in pork market, Grace's TBG(TM) packaging products have revolutionized the distribution of large subprimal cuts of pork by adding a film patch to certain sections of a high-abuse barrier bag to prevent bone punctures; and in the processed meats and poultry markets, Cryovac cook-in bags and laminates withstand high cooking temperatures, reducing the potential for contamination and retaining product shape, clarity and weight.

     Formpac manufactures and sells polystyrene foam prepackaging trays used by supermarkets and grocery stores to protect and display fresh meat, poultry and produce, as well as foam food service items such as hinged-lid containers used in institutional environments, by carry-out restaurants and by supermarkets for sale to retail customers. Formpac manufactures foam trays in a two-stage process consisting of the extrusion and thermoforming of polystyrene foam sheets. Although the majority of Formpac's customers are located in the eastern two-thirds of the United States, Formpac's proprietary technology has also been successfully used in certain packaging applications outside of the United States. Competition is based on service, price and product quality.

     Grace Packaging's Omicron business group produces rigid plastic packaging applications (primarily tubs for dairy products such as margarine and yogurt) in Australia. Omicron products use proprietary thermoforming technology, involving the controlled thinning and shaping of hot plastic sheets to increase strength and rigidity while minimizing weight. Grace is expanding the Omicron business into Southeast Asia through a 51%-owned joint venture formed in 1995 to produce rigid plastic packaging products in Malaysia.

     Grace Packaging's sales and revenues were $1.7 billion in 1995, $1.4 billion in 1994 and $1.3 billion in 1993. Approximately 51% of Grace Packaging's 1995 sales and revenues were generated in North America, 30% in Europe, 11% in Asia Pacific and the remainder in Latin America. At year-end 1995, Grace Packaging employed approximately 9,900 people in 28 production facilities (9 in North America, 8 in Europe, 6 in Asia Pacific and 5 in Latin America) and 79 sales offices, serving approximately 24,000 customers.

     Resins are the principal raw materials used by Grace Packaging. Although prices for ethylene-based resins can be volatile, there is currently an adequate worldwide supply of resins at generally stable prices. Further, Grace Packaging has typically been able to increase the sales prices of its products in response to increases in the prices of resins and other raw materials. In most cases, multiple sources of resins and other raw materials exist, with at least one source located in most global regions.

     Although sales and revenues tend to be slightly higher in the fourth quarter, seasonality is generally not significant to Grace Packaging. As a result of product introductions, marketing programs and improvements in global economic conditions, worldwide demand for Grace Packaging products grew at a rapid pace in 1994 and 1995, placing pressure on existing capacity. To address this matter, Grace Packaging has added capacity in all regions (including a shrink films manufacturing plant in Kuantan, Malaysia, that is expected to become operational in 1996).

     Catalysts and Other Silica-Based Products. This business ("Grace Davison") is composed of three principal product groups: refinery catalysts, polyolefin catalysts, and silica and zeolite adsorbents. These products apply silica, alumina and zeolite technology and are designed and manufactured to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers and consumer products companies. Grace Davison's technological expertise provides a competitive edge, allowing Grace Davison to quickly design products that meet customer specifications, as well as to develop new products that expand its existing technology. For example, Grace estimates that 95% of its 1995 fluid cracking catalyst sales were attributable to products introduced in the last five years.

     Refinery catalysts include (a) fluid cracking catalysts used by petroleum refiners to convert crude oil into more valuable transportation fuels, such as gasoline and jet and diesel fuel, as well as other petroleum-based products, and (b) hydroprocessing catalysts that remove certain impurities (such as nitrogen, sulfur and heavy metals) from crude oil prior to the use of fluid cracking catalysts. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in crude oil and the refinery's changing operational needs. Grace Davison regularly works with most of the approximately 360 refineries in the world, helping to find the most appropriate catalyst formulations for the refiners' changing needs.
Competition is based on technology, product performance, customer service and price. Grace believes it is one of the world leaders in refinery catalysts and the largest supplier of fluid cracking catalysts in North America and Europe.

     Grace Davison polyolefin catalysts and catalyst supports are essential components used in manufacturing nearly half of all high density and linear low density polyethylene resins, which are used in products such as plastic film, high-performance pipe and household containers. The polyolefin catalyst business is technology-intensive and focused on providing products specifically formulated to meet end-user applications. Manufacturers generally compete on a worldwide basis, and competition has intensified recently due to evolving technologies, particularly the use of metallocenes.

     Silica and zeolite adsorbents are used in a wide variety of industrial and consumer applications. Silicas are used in coatings as flatting agents (i.e., to reduce gloss), in plastics to improve handling, in toothpastes as thickeners and cleaners, in food to carry flavors and prevent caking, and in the purification of edible oils. Zeolite adsorbents are used between the two panes of insulated glass to adsorb moisture and in process applications to separate certain chemicals from mixtures. Competition is based on product performance, customer service and price. Grace Davison is planning to expand its silica business in the Asia Pacific region with a new plant in Kuantan, Malaysia, to open in 1996.

     Grace Davison's sales and revenues were $687 million in 1995, $610 million in 1994 and $572 million in 1993; approximately 52% of Grace Davison's 1995 sales and revenues were generated in North America, 37% in Europe, 10% in Asia Pacific and 1% in Latin America. At year-end 1995, Grace Davison employed approximately 2,700 people worldwide in nine facilities (six in the United States and one each in Canada, Germany and Brazil).

     Most raw materials used in the manufacture of Grace Davison products are available from multiple sources and, in some instances, are produced or supplied by Grace. Because of the diverse applications of products using Grace Davison technology and the geographic areas in which such products are used, seasonality does not have a significant effect on Grace Davison's businesses.

     Construction Products. Grace Construction Products ("Grace Construction") is a leading supplier of specialty materials to the worldwide construction industry. Grace Construction's products strengthen concrete, control corrosion, prevent water damage and protect structural steel against collapse due to fire. These include concrete admixtures, cement additives, waterproofing systems and fireproofing materials. In North America, Grace Construction also manufactures and distributes masonry block additives and products and vermiculite products used in construction and other industrial applications. Grace Construction's products are sold to a broad customer base, including cement manufacturers, ready-mixed and prestressed concrete producers, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers.

     Grace Construction competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. Competition is based largely on price, product performance, proprietary technology and technical support and service. Grace Construction's customers are frequently local contractors and cement manufacturers; consequently, local suppliers are often able to compete effectively.

     Grace Construction's 1995 sales and revenues totaled $397 million (66% in North America, 17% in each of Europe and Asia Pacific and less than 1% in Latin America), versus $387 million and $333 million in 1994 and 1993, respectively. At year-end 1995, Grace Construction employed approximately 1,900 people at 57 production facilities (27 in North America, 11 in Southeast Asia, 7 in Australia/New Zealand, 7 in Europe, 4 in Latin America and 1 in Japan) and 70 sales offices worldwide.

     The raw materials used for manufacturing Grace Construction products are primarily commodities obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by Grace Construction. However, the worldwide supply of calcium lignin, a wood pulping by-product used as a raw material in the production of concrete admixtures, has been decreasing as paper mills convert to new manufacturing processes. Grace Construction has secured short-term supplies of calcium lignin and is exploring new technologies to replace it in the future.

     The construction business is seasonal, influenced by weather conditions, and cyclical, in response to economic conditions and construction demand. Grace Construction seeks to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced, value-added products, expanding geographically and developing business opportunities in renovation construction markets. In addition, Grace Construction has implemented a lower cost structure by consolidating manufacturing operations in North America and through an extensive restructuring plan in Europe.

     Container and Specialty Polymer Products. Grace's container and specialty polymers business ("Grace Container") consists primarily of four product lines: container sealants, closure sealants, coatings for metal packaging, and specialty polymers. Container sealants are applied to food and beverage cans, as well as other rigid containers (such as industrial product containers and aerosol cans), to ensure a hermetic seal between the lid and the can body. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer proof and plastic closures, for the glass/plastic container markets (primarily in beverage and food applications). Coatings are used in the manufacture of cans and closures to protect the metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. Formulated engineered polymers are used in printed circuit board and component assembly in the electronics, electrical, automotive and defense industries, including surface mount and conductive adhesives, capacitor coatings, light-emitting diode encapsulants and conformal coatings. Grace Container is expanding its product offering through new technologies such as its oxygen-scavenging compound, which combines with closure sealants to extend shelf life by eliminating oxygen, and oxygen's effect on taste, from sealed beer and other beverage bottles.

     Grace Container sales and revenues were $357 million, $325 million and $306 million in 1995, 1994 and 1993, respectively. Its products are marketed internationally, with 34% of 1995 sales and revenues in Europe, 28% in each of North America and Asia Pacific and 10% in Latin America. At year-end 1995, Grace Container employed approximately 1,600 people at 30 production facilities (9 in Asia Pacific and 7 in each of North America, Europe and Latin America) and 57 sales offices worldwide. Competition is based on providing high-quality customer service at all customer sites, as well as on price and product quality and reliability. Although the raw materials used in Grace Container's operations, including resins, rubber and latices, are generally available from multiple sources, the prices of these raw materials experienced rapid escalation throughout most of 1995, negatively impacting Grace Container's gross margins; improvements are expected in 1996 as raw materials prices started to ease during the latter part of 1995. Although demand for container packaging and sealant products tends to increase slightly during the second and third quarters, the impact of such seasonality is not significant to Grace Container.

     Water Treatment. Grace's water treatment and process chemicals business ("Grace Dearborn") consists of water treatment and paper industry services business lines, which market the following products: (a) water treatment chemicals and support equipment to prevent corrosion, scale and microbiological growth in industrial utility waters, heating, cooling and steam generation applications, and industrial wastewater applications for clarification, sludge de-watering, odor control and water recycling; (b) process chemicals and support equipment to optimize and protect processing systems for the production of pulp and paper, refined petroleum products and petrochemicals, sugar and alcohol; (c) chemicals for the protection and cleaning of industrial cooking and sterilization equipment for canned foods; (d) paint detackification products to remove paint sludge from water wash paint spray systems; (e) chemicals and equipment for the treatment of process waters in the mining and processing of metal ores; and (f) chemicals and other products useful in servicing and maintaining vessels used in salt and fresh water. Grace Dearborn also provides consulting services related to its products and equipment.

     Grace Dearborn sales and revenues for 1995 totaled $399 million (41% in Europe, 37% in North America, 19% in Latin America and 3% in Asia Pacific). Sales and revenues for 1994 and 1993 were $363 million and $330 million, respectively. At year-end 1995, Grace Dearborn employed approximately 2,500 people at 23 manufacturing facilities (6 in each of Latin America and Asia Pacific, 5 in Europe, 4 in North America and 2 in South Africa) and 122 sales offices.

     The raw materials used in Grace Dearborn's business lines are readily available from multiple sources, generally at stable prices. The paper industry services business is affected by the cyclicality of the global paper market. The water treatment services business responds to (but is not adversely affected by) seasonal fluctuations, concentrating on boiler treatment in colder seasons and cooling system treatment in warmer seasons. The effects of seasonality are diminished by the geographic diversity of the markets served by Grace Dearborn. Grace Dearborn competes globally with several large companies and regionally and locally with numerous smaller companies. Competition is based primarily on technical service and product performance.

     In March 1996, Grace announced that it had entered into a definitive agreement to sell its Dearborn water treatment and process chemicals business to Betz Laboratories, Inc. for $632 million. The transaction is expected to close in the second quarter of 1996.

     Thermal and Emission Control Systems. Grace's thermal and emission control systems business ("Grace TEC Systems") is a developmental business that consists of four principal product groups: web processing products, industrial emission control products, mobile emission control products and specialty catalysts. These products are designed to customer specifications and are sold to a variety of industrial customers.

     Web processing products, consisting primarily of air flotation dryers and auxiliary equipment, are sold principally to the graphic arts, coating and converting markets. The industrial emission control products group manufactures volatile organic compound control equipment, including thermal, catalytic and regenerative oxidation systems. Demand for this equipment is driven principally by government regulations. The mobile emission control products group sells washcoat materials and specialty substrates. Washcoat materials are used by catalyst manufacturers to enhance the perfor-mance of catalytic converters sold to automotive original equipment manufacturers. Specialty catalysts are used to control volatile organic compounds, nitrogen oxides and carbon monoxide from a variety of sources.

     Competition for Grace TEC Systems' products is based primarily on system design, materials, technology, customer service, product performance and price.

DISCONTINUED OPERATIONS

     In 1993 Grace classified its then remaining noncore businesses as discontinued operations, and in 1995 Grace classified its health care business as a discontinued operation. As discussed above (see "Strategic Restructuring and Other Growth Initiatives"), Grace has completed the sale and monetization of a substantial portion of its noncore businesses (although Grace remains subject to certain liabilities relating to those businesses). Grace's health care and cocoa businesses are the principal discontinued operations that have not yet been divested. Grace is actively pursuing the disposition of these two businesses and its other remaining discontinued operations and expects to complete their disposition in 1996. Following is a description of Grace's health care and cocoa businesses; see Notes 3, 5, 7, 12 and 13 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement, and "Strategic Restructuring and Other Growth Initiatives" above, for additional information.

     Health Care. Grace's health care business is conducted primarily through NMC, which provides kidney dialysis services; manufactures and distributes products and equipment for dialysis treatment; performs clinical laboratory testing and other medical services; and provides home infusion, home respiratory therapy and home health services.

     NMC is the largest United States provider of kidney dialysis and related services to patients suffering from chronic kidney disease and has been actively expanding this business overseas. At December 31, 1995, NMC operated and/or managed 681 outpatient dialysis centers (574 in North America, 62 in Europe, 33 in Latin America and 12 in Asia Pacific); these centers, substantially all of which are leased, average approximately 5,600 square feet in size. NMC also provides inpatient acute dialysis services under contracts with hospitals in the United States (526 at December 31, 1995) and furnishes dialysis equipment and supplies to patients who elect home treatment. At December 31, 1995, NMC was treating ap-proximately 42,900 patients in the United States and 7,900 patients in other countries. Revenues from kidney dialysis services were $1.5 billion in 1995, $1.3 billion in 1994 and $1 billion in 1993.

     Since 1991, Grace has made numerous acquisitions relating to its health care business. These acquisitions, totaling $857 million plus 115,621 shares of the Company's Common Stock over the 1991-1995 period, included a United States provider of alternate-site infusion therapy and dialysis health care services, a United States provider of home infusion therapy services, regional United States providers of home infusion therapy services and home support nursing services, and numerous dialysis centers located primarily in the United States.

     NMC manufactures disposable bloodlines, dialysis concentrates, artificial kidneys (dialyzers) and dialysis machines for use in its dialysis centers and for sale to unaffiliated dialysis providers and home patients; distributes dialysis supplies and equipment and other medical products and supplies manufactured by others; and provides laboratory services for dialysis and other patients in the United States and Portugal.

     NMC also provides infusion and respiratory therapies and home health services to patients in their homes through a network of 105 United States locations (104 leased and 1 owned) in 34 states. Infusion therapy consists of the intravenous delivery of an expanding range of medications and nutritional preparations, such as chemotherapy, total parenteral nutrition, antibiotic therapy and drugs for pain management. Respiratory therapy consists of the delivery of oxygen and aerosolized drugs and the use of monitors, nebulizers and ventilators. In addition, NMC provides other home health services through 21 locations.

     NMC provides various ancillary medications and services to patients suffering from end-stage renal disease ("ESRD") at its dialysis centers, the most significant of which is the administration of erythropoietin ("EPO"). EPO is used to treat anemia, a medical complication frequently experienced by ESRD patients, and is administered to most of NMC's dialysis patients. Revenues from EPO accounted for approximately 13% of NMC's revenues in 1995. EPO is produced by a single manufacturer, and any interruption of supply could adversely affect NMC's business and results of operations.

     NMC's United States business is dependent on the continuation of Medicare and other third-party insurance coverage for dialysis and home care services and products. At such time as Medicare becomes a patient's primary payor for dialysis (generally, three months following commencement of treatment or, in the case of patients covered by employer-sponsored health insurance, 21 months after commencement of treatment) and/or home care products and services, Medicare currently reimburses suppliers of such services and products for approximately 80% of established fees or reasonable charges; the remaining 20% is paid by the patient and/or a non-Medicare insurance carrier. NMC estimates that, in 1995, Medicare, Medicaid and other governmental health care programs accounted for approximately 60% of NMC's revenues. The reimbursement rates under such programs, as well as the scope of their coverage, are subject to legislative change as a result of deficit reduction and other measures.

     Because in most cases the prices of dialysis services and products in the United States are directly or indirectly regulated by Medicare or other government payors, competition for patients is based primarily on quality and accessibility of service and referrals from physicians and hospitals. In addition, some states limit competition under laws that restrict the number of dialysis facilities within a geographic area based on need, as determined by state agencies. Competition in the home care business is also based on quality of service as well as price, and, where state laws do not impose limits on competition, there are no significant barriers to entering this business. Further, the rapid growth of managed care (a combination of financial incentives and management controls intended to direct patients to efficient providers in cost-effective settings) has resulted in greater emphasis on service costs for patients insured by third parties; therefore, cost efficiency is also a key element of competition in this market. Based upon its knowledge and understanding of the health care industry in general and of other providers of kidney dialysis and infusion therapy, as well as information obtained from publicly available sources, NMC believes that it is among the most cost-efficient of the companies in its field and that it is the leading United States supplier of dialysis services and a leading United States provider of infusion and respiratory therapies.

     In most countries other than the United States where NMC provides dialysis services, prices and the opening of new facilities are directly or indirectly regulated by governments, and competition is based primarily on the quality and availability of service and relationships with referring physicians.

     NMC believes there are adequate sources of supply for the raw materials and products used in its health care services and medical products businesses. At year-end 1995, NMC employed approximately 18,900 people full-time at its facilities worldwide.

     On February 4, 1996, Grace and Fresenius AG announced that they had entered into an agreement pursuant to which NMC would combine with Fresenius' worldwide dialysis business. See "Strategic Restructuring and Other Growth Initiatives" above for additional information.

     See "Legal Proceedings" below for information concerning certain lawsuits and government investigations and proceedings relating to NMC and Note 7 to Grace's Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning NMC.

     Grace Cocoa. Grace's cocoa and chocolate business ("Grace Cocoa") produces high-quality intermediate cocoa and chocolate products for sale as ingredients to the bakery, confectionery, dairy and beverage industries. Cocoa liquor, cocoa butter and cocoa powder are sold internationally; coatings and intermediate chocolate products are sold to the European market; and intermediate chocolate products, primarily coatings and cookie drops, are sold to the North American market. Grace Cocoa competes primarily on the basis of superior service, product quality and reliability. Sales of cocoa and chocolate products were $798 million in 1995, $718 million in 1994 and $636 million in 1993. At year-end 1995, Grace Cocoa employed approximately 1,700 people at 9 production facilities (4 in each of Europe and North America and 1 in Asia Pacific) and 5 other offices worldwide.

     See "Strategic Restructuring and Other Growth Initiatives" above and Notes 7 and 13 to Grace's Consolidated Financial Statements for additional information concerning Grace Cocoa.

RESEARCH ACTIVITIES

     Grace engages in research and development programs directed toward the development of new products and processes and the improvement of, and development of new uses for, existing products and processes. Research is carried out by product line laboratories in North America, Europe, Asia and Latin America and by the Corporate Research Division in Columbia, Maryland. The Research Division's activities focus on Grace's core product lines and include research in specialty polymers; water treatment; catalysis; construction materials; photopolymers; specialty packaging; and process engineering, principally involving the development of technologies to manufacture chemical specialties.

     Research and development expenses relating to continuing operations amounted to $121 million in 1995, $107 million in 1994 and $112 million in 1993 (including expenses incurred in funding external research projects). The amount of research and development expenses relating to government- and customer-sponsored projects (as opposed to projects sponsored by Grace) is not material.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     In constructing and operating its facilities, Grace incurs capital and operating expenditures relating to the protection of the environment, as well as costs to remediate properties. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 1996 and 1997, for (a) the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes with respect to continuing operations; (b) capital improvements to environmental control facilities relating to continuing operations; and (c) the remediation of sites:


                             (a)               (b)         (c)
                         Operation of
                        Facilities and       Capital
                        Waste Disposal     Improvements  Remediation
                        --------------     ------------  -----------
                                           (in millions)
           1993             $41              $19            $44
           1994              36               22             31
           1995              44               15             31
           1996 (est.)       45               20             30
           1997 (est.)       47               17             20


Such expenditures have not had, and are not expected to have, a material effect on Grace's other capital expenditures or on its earnings or competitive position. See Note 12 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

     With the goal of continuously improving its environment, health and safety ("EHS") performance, Grace established its Commitment to Care(TM) initiative (based on the Responsible Care(R) program of the Chemical Manufacturers Association) in 1994 as the program under which all Grace EHS activities are to be implemented.

To the extent applicable, Commitment to Care extends the basic elements of Responsible Care to all Grace locations worldwide, embracing specific objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention.

     In 1995 (following completion of the first year of the implementation of the Commitment to Care program), Grace conducted a survey of facilities worldwide to determine the program's results. The survey showed significant progress toward Grace's goal of implementing the program in all Grace facilities.

     See Item 3 of this Report for information concerning environmental proceedings to which Grace is a party and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning environmental matters.

ITEM 2. PROPERTIES.

     Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world, some of which are shared by two or more of Grace's product lines. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Although Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth, it conducts ongoing, long-range forecasting of its capital requirements to assure that additional capacity will be available when and as needed (see information regarding Grace's capital expenditures in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and on page F-27 of the Financial Supplement). Accordingly, Grace does not anticipate that its operations or income will be materially affected by the absence of available capacity.

     Additional information regarding Grace's properties is set forth in Item 1 above and in Notes 1, 9 and 12 to the Consolidated Financial Statements in the Financial Supplement.

ITEM 3. LEGAL PROCEEDINGS.

     Asbestos Litigation. Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 40,800 asbestos-related lawsuits at year-end 1995 (47 involving claims for property damage and the remainder involving approximately 92,400 claims for personal injury), as compared to approximately 38,700 lawsuits at year-end 1994 (65 involving claims for property damage and the remainder involving approximately 67,900 claims for personal injury). In most of these lawsuits, Grace is one of many defendants.

     The plaintiffs in property damage lawsuits generally seek, among other things, to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Through year-end 1995, 129 asbestos property damage cases were dismissed with respect to Grace without payment of any damages or settlement amounts; judgments were entered in favor of Grace in 10 cases (excluding cases settled following appeals of judgments in favor of Grace and a case in which the plaintiff was granted a new trial on appeal); Grace was held liable for a total of $74.7 million in 7 cases (2 of which are on appeal); and 177 property damage suits and claims were settled for a total of $421.8 million.

     Included in the asbestos property damage lawsuits pending against Grace and others at year-end 1995 were the following class actions: (1) a Pennsylvania state court action (Prince George Center, Inc. v. U.S. Gypsum Company, et al., Court of Common Pleas of Philadelphia County), certified in 1992, covering all commercial buildings in the United States leased in whole or in part to the United States government on or after May 30, 1986; (2) an action, conditionally certified by the United States Court of Appeals for the Fourth Circuit in 1993 and pending in the United States District Court for the District of South Carolina, covering all public and private colleges and universities in the United States whose buildings contain asbestos materials (Central Wesleyan College, et al. v. W. R. Grace, et al.); and (3) a purported class action (Anderson Memorial Hospital, et al. v. W. R. Grace & Co., et al.), filed in 1992 in the Court of Common Pleas for Hampton County, South Carolina, on behalf of all entities that own, in whole or in part, any building containing asbestos materials manufactured by Grace or one of the other named defendants, other than buildings subject to the class action lawsuits described above and any building owned by the federal or any state government. In December 1995, Grace entered into an agreement to settle the claims under Prince George Center, Inc. v. U.S. Gypsum Company, et al. The terms of the settlement agreement (which is subject to judicial review and approval after class members have an opportunity to be heard) are not expected to have a significant effect on Grace's consolidated results of operations or financial position. In July

1994, the claims of most class members in Anderson Memorial Hospital, et al.,
v. W. R. Grace & Co., et al. were dismissed due to a ruling that a South Carolina statute prohibits nonresidents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested that the court reconsider its decision. In August 1994, Grace entered into an agreement to settle In re: Asbestos School Litigation, a nationwide class action brought in 1983 in the United States District Court for the Eastern District of Pennsylvania on behalf of all public and private elementary and secondary schools in the United States that contain friable asbestos materials (other than schools that "opted out" of the class). The terms of the settlement agreement (which were approved by the District Court in September 1995) are not expected to have a significant effect on Grace's consolidated results of operations or financial position.

     The remaining asbestos lawsuits pending at year-end 1995 involved claims for personal injury. Through year-end 1995, approximately 10,100 personal injury lawsuits involving 24,500 claims were dismissed with respect to Grace without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 23,700 such suits involving 29,600 claims were disposed of for a total of $109 million (see "Insurance Litigation" below). However, as a result of various trends (including the insolvency of other former asbestos producers and cross-claims by co-defendants in asbestos personal injury lawsuits), the costs incurred in disposing of such lawsuits in the past may not be indicative of the costs of disposing of such lawsuits in the future.

     In 1991, the Judicial Panel on Multi-District Litigation consolidated in the United States District Court for the Eastern District of Pennsylvania, for pre-trial purposes, all asbestos personal injury cases pending in the federal courts, including approximately 7,000 cases then pending against Grace; 3,600 new cases involving 7,200 claims against Grace have subsequently been added to the consolidated cases. To date, no action has been taken by the court handling the consolidated cases that would indicate whether the consolidation will affect Grace's cost of disposing of these cases or its defense costs.

     Grace's ultimate exposure with respect to its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. As discussed below under "Insurance Litigation," a May 1994 decision of the U.S. Court of Appeals for the Second Circuit limited the amount of insurance coverage available with respect to property damage lawsuits and claims.
Because Grace's insurance covers both property damage and personal injury lawsuits and claims, the May 1994 decision has had the concomitant effect of reducing the insurance coverage available with respect to Grace's asbestos personal injury lawsuits and claims. However, in Grace's opinion, it is probable that recoveries from its insurance carriers, along with other funds, will be available to satisfy the property damage and personal injury lawsuits and claims pending at year-end 1995, as well as personal injury lawsuits and claims expected to be filed through 1998. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated results of operations or financial position. See "Insurance Litigation" below and Note 2 to the Consolidated Financial Statements in the Financial Supplement for additional information.

     Environmental Proceedings. Grace (together with other companies) has been designated a "potentially responsible party" ("PRP") by the United States Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. At year-end 1995, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP. Federal law provides that all PRPs may be held jointly and severally liable for the costs of investigating and remediating a site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities.

     In addition, in 1989, Hatco Corporation ("Hatco"), which purchased the assets of a Grace chemical business in 1978, instituted a lawsuit against Grace in the United States District Court for the District of New Jersey (Hatco Corporation v. W. R. Grace & Co.-Conn.) seeking recovery of cleanup costs for waste allegedly generated at a New Jersey facility during the period of Grace's ownership. Grace subsequently filed a lawsuit against its insurance carriers seeking indemnity against any damages assessed against Grace in the underlying lawsuit, as well as defense costs. In decisions rendered during 1993, the District Court ruled that Grace is responsible for a substantial portion of Hatco's costs. In July 1995, the United States Court of Appeals for the Third Circuit reversed the decisions of the District Court and remanded the lawsuit to the District Court for further proceedings. Specifically, the Court of Appeals (a) reversed the District Court's ruling that Grace is responsible for a substantial portion of Hatco's costs and (b) ruled that in the remand proceeding the burden of proof would be on Hatco to establish that it had not released Grace from the asserted liabilities. In an earlier decision, the District Court had resolved, in a manner favorable to Grace, certain legal issues regarding Grace's right to insurance coverage; however, the ultimate liability of Grace's insurance carriers will be determined at trial, should a trial be necessary after the remand proceedings described above. Remediation costs, and Grace's share, if any, of such costs, will be determined once ongoing site investigations are completed and a remediation plan is approved by the State of New Jersey. As a result of the above factors, the amount that Grace may be required to pay to Hatco, if any (which Grace expects will be partially offset by recoveries from insurance carriers), cannot be reliably estimated at this time.

     In November 1995, Grace received a letter from the United States Department of Energy ("DOE") inquiring as to Grace's willingness to contribute to the continued cleanup of a former Grace property located in Wayne, New Jersey. The letter asserted that Grace has a legal duty to pay for the site's cleanup and that the total cost of cleanup may exceed $100 million. The operations conducted by Grace at the Wayne site (from 1955 to 1970) included work done on radioactive materials under contract with the United States government for the "Manhattan Project" and with the United States Atomic Energy Commission. In 1975, the United States Nuclear Regulatory Commission inspected the site, concluded that it was decontaminated in accordance with applicable regulations and released it for unrestricted use. In 1984, pursuant to a request from the DOE, Grace transferred the Wayne property to the DOE and made a cash payment as a contribution towards the DOE's cleanup efforts at the site, which was acknowledged by the DOE as fulfilling any obligation Grace had to contribute to DOE's cleanup effort. As a result of these transactions, Grace believes it has no further obligation to contribute to the DOE's cleanup activities.

     In March 1993, an action was filed in the United States District Court for the Southern District of Texas against Grace Drilling Company, a subsidiary of the Company the business and assets of which have since been sold, and several other defendants, for alleged violations of the Clean Water Act and the Rivers and Harbors Act (U.S. v. Fina Oil and Chemical Co., et al.). The government alleges that seagrasses and seabeds around a drilling rig operated by Fina Oil and Chemical Co. were damaged in connection with the placing, servicing and removal of the rig. The government is seeking injunctive relief requiring the defendants to restore the damaged areas and to compensate for temporary loss of the seagrass habitat, as well as civil penalties of up to $25,000 per day of violation and attorneys' fees.

     Grace is also a party to other proceedings involving federal, state and/or local government agencies and private parties regarding Grace's compliance with environmental laws and regulations.
These proceedings are not expected to result in significant sanctions or in any material liability. As a voluntary participant in the EPA Toxic Substances Control Act Compliance Audit Program, Grace agreed to undertake a corporate-wide audit of compliance with Section 8 of such Act and to pay a stipulated civil penalty for each study or report that EPA alleges should have been, but was not, submitted to the EPA as required under such Section. Although final review of the audit is not complete, Grace believes it will be required to pay the EPA penalties aggregating from $250,000 to $400,000 for information discovered in the course of the audit. In addition, Grace has voluntarily reported to the EPA violations of certain notification and related requirements under such Act, and penalties may be assessed against Grace in connection therewith; however, the amount of such penalties cannot be determined at this time.

     Grace believes that the liabilities for environmental remediation costs that have been recorded in the Consolidated Financial Statements are adequate. In addition, Grace is presently involved in litigation with its insurance carriers seeking to hold them responsible for certain amounts for which Grace may be held liable with respect to such costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain. For further information, see Note 12 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

     Insurance Litigation. Grace is involved in litigation with certain insurance carriers with respect to asbestos-related claims and environmental liabilities. Its asbestos-related insurance actions consist of a case styled Maryland Casualty Co. v. W. R. Grace & Co., pending in the United States District Court for the Southern District of New York; Dayton Independent School District v. United States Mineral Products Company, et al., pending in the United States District Court for the Eastern District of Texas; Independent School District No. 197, et al. v. W. R. Grace & Co. and Accident & Casualty Insurance Co., et al., pending in the First Judicial District in Minnesota; The County of Hennepin v. Central National Insurance Company, et al., pending in the Fourth Judicial District in Minnesota; Ecolab, Inc. v. Central National Insurance Co., pending in the District Court for Ramsey County, Minnesota; and American Employers' Insurance Co., American Re-Insurance Co., Commercial Union Insurance Co., and Unigard Security Insurance Co. v. W. R. Grace & Co., Continental Casualty Co., and Maryland Casualty Co., which is pending in the New York state courts; Grace's insurance actions relating to environmental liabilities consist of

Maryland Casualty Co. v. W. R. Grace & Co., pending in the United
States District Court for the Southern District of New York; and Hatco Corp. v.
W. R. Grace & Co.-Conn., pending in the United States District Court for the District of New Jersey. The relief sought by Grace in these actions would provide insurance to partially offset Grace's estimated exposure with respect to the actions' subject matter, including amounts previously expended by Grace to defend claims and satisfy judgments and settlements (see Note 2 to the Consolidated Financial Statements in the Financial Supplement). The factual bases underlying these actions are the nature of the underlying asbestos-related and environmental claims, the language of the insurance policies sold by the carriers to Grace and the drafting history of those policies.

     In 1991 (in an asbestos-related case involving Maryland Casualty Co.), the United States District Court for the Southern District of New York determined that coverage for property damage is triggered by the "discovery of damage" during the period covered by the relevant policy. In September 1993, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling as to a "discovery of damage" trigger for such claims and, instead, ruled that coverage for these claims is triggered based on the date of installation of asbestos-containing materials. In January 1994, the United States Court of Appeals for the Second Circuit granted Grace's petition for a rehearing concerning the September 1993 decision, and in May 1994, the Court issued a new decision confirming its September 1993 decision. As a result, Grace recorded net noncash charges totaling $300 million after taxes in 1993 and 1994 to reflect the reduction in asbestos property damage insurance coverage. Subsequently, the Second Circuit refused to rehear its decision, and the United States Supreme Court denied Grace's petition for a writ of certiorari with respect to that decision.

     In 1991 and 1994, a Mississippi court held that certain of Grace's excess insurance carriers are obligated to defend and indemnify Grace, determining that, for purposes of insurance coverage, damage to buildings from asbestos-containing products occurs at the time such products are put in place and that the damage continues as long as the building contains the products (referred to as a "continuous trigger"); Grace subsequently settled with each of the insurance carriers, and an appeal of the Mississippi court's decision was dismissed. In 1992, the Minnesota court referred to above reached a similar decision in interpreting Grace's insurance policies. In January 1994, the Minnesota court entered judgment against certain of Grace's carriers in the amount of $14.2 million, but that judgment was reversed by the Minnesota Court of Appeals in January 1995. After the Minnesota Supreme Court denied review of this decision, the parties agreed to settlements in 1995 and early 1996.

     Prior to 1993, Grace received payments totaling $97.7 million from insurance carriers, the majority of which represented the aggregate remaining obligations owed to Grace by those carriers for primary-level insurance coverage written for the period June 30, 1962 through June 30, 1987. In 1993 and 1994, Grace settled with insurance carriers for a total of $300.2 million (portions of which were paid or will be paid in subsequent years) in reimbursement for amounts expended by Grace in connection with asbestos-related litigation. In 1995, Grace settled with a primary-level insurer for $100 million, and with other insurers for a total of $200.3 million, including future payments of approximately $70 million. As a result of these settlements, insurance litigations were dismissed as to the primary-level product liability insurance coverage previously sold by the relevant insurers to Grace; however, litigations continue as to certain excess-level carriers.

     In a 1995 settlement included in the amounts set forth above, Grace settled with an affiliated group of excess-level carriers that had agreed to a settlement in 1993, had made a series of payments under that agreement and had subsequently notified Grace that it would no longer honor the agreement. Pursuant to the 1995 settlement, the group of carriers paid Grace $44 million in 1995, and agreed to make additional payments totaling $60.2 million in 1996 and 1997. Pursuant to a settlement with another group of carriers, Grace received $26.8 million in 1995 and $9.7 million in early 1996. Grace will also continue to receive payments under these agreements based on future cash outflows for asbestos-related litigation and claims; such payments are estimated to represent approximately $237.3 million of the asbestos-related receivable of $321.2 million at December 31, 1995.

     See Note 2 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

     Fumed Silica Plant Litigation. In 1993, Grace initiated legal action in the Belgian courts against the Flemish government to recover losses resulting from the closing of Grace's fumed silica plant in Puurs, Belgium. Grace is seeking damages in excess of four billion Belgian francs (approximately $135.5 million at the December 29, 1995 exchange rate), plus interest and lost profits. This claim was dismissed at the trial court level and is now being appealed by Grace. The trial court also determined that Grace should repay approximately 239 million Belgian francs (approximately $8.1 million at the December 29, 1995 exchange rate) plus interest to the Flemish government for previously received investment grants; this decision is also being appealed by Grace. Also pending is an arbitration involving the engineering company that was responsible for the design and construction of the fumed silica plant. The outcome of this proceeding may affect the action filed against the Flemish government.

     Shareholder Litigation. Commencing in March 1995, five lawsuits were brought against the Company and members of its Board of Directors (as well as J. P. Bolduc, who resigned as President and Chief Executive Officer and a director of the Company in March 1995) in New York State Supreme Court, New York County. These lawsuits were consolidated in the case entitled Weiser, et al. v. Grace, et al. The consolidated amended complaint in this lawsuit, which purports to be a derivative action (i.e., an action brought on behalf of the Company), alleges, among other things, that the individual defendants breached their fiduciary duties to the Company (a) by providing J. Peter Grace, Jr. (the Chairman and a director of the Company until his death in April 1995) with certain compensation arrangements upon his voluntary retirement as the Company's Chief Executive Officer in 1992 and (b) by approving Mr. Bolduc's severance arrangements, and that Messrs. Grace and Bolduc breached their fiduciary duties by accepting such benefits and payments. The lawsuit seeks unspecified damages, the cancellation of all allegedly improper agreements, the cancellation of the non-employee director retirement plan, the return of all remuneration paid to the present and former directors who are defendants while they were in breach of their fiduciary duties to the Company, an award of attorneys' and experts' fees and costs and such other relief as the Court may deem appropriate.

     In March 1996, two purported shareholder derivative class actions were filed in New York State Supreme Court, New York County, against the Company and Albert J. Costello, the Company's Chairman, President and Chief Executive Officer, alleging that the defendants breached their fiduciary duties to the Company's shareholders by failing to investigate and consider fully a proposal by Hercules, Incorporated to acquire or merge with Grace (Izes, etc. v. W. R. Grace & Company, et al. and Polikoff, etc. v. W. R. Grace & Company, et al.). The lawsuits seek injunctive relief ordering defendants to carry out their fiduciary duties by considering and evaluating such proposal, unspecified monetary damages, costs and counsel fees and such other relief as the Court deems proper.

     Securities and Exchange Commission Investigation. The Company has been notified that the Securities and Exchange Commission has issued a formal order of investigation with respect to the

Company's prior disclosures regarding benefits and retirement arrangements provided to J. Peter Grace, Jr., and certain matters relating to
J. Peter Grace III, a son of J. Peter Grace, Jr. The Company is cooperating fully with the investigation.

     NMC - OIG Investigation. On October 17, 1995, NMC received five investigative subpoenas from the Office of the Inspector General of the United States Department of Health and Human Services ("OIG"). The subpoenas call for the production of extensive documents relating to various aspects of NMC's business. A letter accompanying the subpoenas stated that they had been issued in conjunction with an investigation being conducted by the OIG, the United States Attorney for the District of Massachusetts and others, concerning possible violations of federal laws relating to health care payments and reimbursements. The five subpoenas cover the following areas: (a) NMC's corporate management, personnel and employees, organizational structure, financial information and internal communications; (b) NMC's dialysis services business, principally medical director contracts and compensation; (c) NMC's treatment of credit balances resulting from overpayments received under the Medicare ESRD program and its payment of supplemental medical insurance premiums on behalf of indigent patients; (d) NMC's LifeChem laboratory business, including documents relating to testing procedures, marketing, customers, competition and certain overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993; and (e) NMC's Homecare Division and, in particular, information concerning the intradialytic parenteral nutrition ("IDPN") business, including billing practices related to various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

     NMC is cooperating with the OIG investigation and has made, and is expected to continue to make, extensive production of documents and information in response to the subpoenas. The results of the investigation and its impact, if any, cannot be predicted at this time. In the event that a U.S. government agency believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on NMC's financial position or the results of operations of NMC and Grace.

     Under the terms of the proposed transaction with Fresenius AG described above under "Strategic Restructuring and Other Growth

Initiatives," any liability arising as a result of the OIG investigation would remain the responsibility of NMC.

     NMC - OBRA 93 Litigation. The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") affected the payment of benefits under Medicare and employer health plans for certain eligible ESRD patients. In July 1994, the Health Care Financing Administration ("HCFA") issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by OBRA 93 would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, the patient's employer health plan was responsible for payment, which was generally at a rate higher than that provided under Medicare.

        In April 1995, HCFA issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the initial instruction on NMC's dialysis business. Under the new instruction, no 18-month coordination of benefits period would arise, and Medicare would remain the primary payor. HCFA further proposed that its new instruction be effective retroactive to August 1993, the effective date of OBRA
93. Consequently, NMC may be required to refund payments received from employer health plans for services provided after August 1993 under HCFA's original instruction and to re-bill Medicare for the same services, which would result in a cumulative reduction of net revenues to NMC totaling approximately $120 million as of December 31, 1995. Effective July 1, 1995, NMC ceased to recognize the incremental revenue realized under the original instruction, which has resulted in a material reduction in NMC's operating earnings in comparison to prior periods in which NMC recognized such incremental revenue. However, NMC continued to bill the employer health plans as primary payors through December 31, 1995, at which time NMC commenced billing Medicare for the patients affected by OBRA 93.

     In May 1995, NMC filed suit in the United States District Court for the District of Columbia seeking a declaratory judgment with respect to HCFA's instructions relating to OBRA 93 (National Medical Care, Inc., et al. v. Shalala). In June 1995, the court granted NMC's motion for a preliminary injunction to preclude HCFA from retroactively enforcing its new instruction. The litigation is continuing with respect to NMC's request to permanently enjoin HCFA's new instruction, both retroactively and prospectively. While there can be no assurance that a permanent injunction will be issued, NMC believes that it will ultimately prevail in its claim that the retroactive reversal by HCFA of its original instruction relating to OBRA 93 was impermissible under applicable law. If HCFA's revised instruction is upheld, NMC's business, financial position and results of operations would be materially adversely affected, particularly if the revised instruction is applied retroactively.

        NMC - IDPN Proceedings. NMC administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. Since late 1993, Medicare claims processors have applied medical coverage interpretations in a manner that has sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers are pursuing various administrative and legal remedies, including administrative appeals, to address this reduction. In November 1995, NMC filed a complaint in the United States District Court for the Middle District of Pennsylvania (NMC Homecare, Inc. v. Shalala) seeking a declaratory judgment and injunctive relief to prevent the implementation of this policy coverage change.

     NMC management believes that its IDPN claims are consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to $93 million as of December 31, 1995, and currently increasing at the rate of approximately $5 million per month. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.


     As previously reported, in May 1995 the Medicare claims processors circulated a draft coverage policy which, if implemented in the form proposed, would have limited or precluded continued coverage of parenteral and enteral nutrition ("PEN") therapies, including IDPN therapy. In March 1996, NMC received a copy of a revised final version of the new coverage policy, which is expected to become effective for services billed on and after July 1, 1996. While the new policy permits continued coverage of IDPN and other PEN therapies, and while the potential impact of the new policy is subject to further analysis, NMC believes that the new policy would make it substantially more difficult to qualify patients for future coverage by, among other things, requiring certain patients to undergo onerous and/or invasive tests in order to qualify for coverage. NMC, together with other interested parties, plans to seek to effect certain changes in the new policy, and NMC is considering changes to its patient qualification procedures in order to comply with the policy. However, if NMC is unable to achieve changes in the new policy, if physicians and patients fail to accept the new qualification procedures and/or if patients fail to qualify under such procedures, the policy could significantly reduce the number of patients eligible for Medicare coverage of IDPN and other PEN therapies, which would have a material adverse effect on NMC's financial position and results of operations.

     NMC - Import Alerts. In 1993, the United States Food and Drug Administration ("FDA") issued import alerts with respect to (a) hemodialysis bloodlines manufactured at NMC's facility in Reynosa, Mexico and (b) hemodialyzers manufactured in NMC's Dublin, Ireland facility. Products subject to FDA import alerts may not enter the United States until the FDA approves the quality assurance systems of the facility at which such products are manufactured. In January 1994, NMC entered into a consent decree providing that the importation of bloodlines and hemodialyzers could resume upon certification by NMC that the relevant facility complies with FDA regulations and successful completion of an FDA inspection to verify such compliance. The consent decree also required NMC to certify, and be inspected for, compliance with applicable FDA manufacturing requirements at all of its United States manufacturing facilities.

     NMC submitted all required certifications for its United States and non-United States facilities in accordance with the timetable specified in the consent decree, and the bloodline import alert was lifted in March 1994. The Dublin hemodialyzer import alert was lifted in December 1995. No fines or penalties have been imposed on NMC as a result of the FDA's actions or in connection with the consent decree.

     NMC - Grand Jury Investigations. NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, (a) NMC's efforts to persuade the United States Food and Drug Administration to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland facility, (b) whether NMC sold defective products, (c) the manner in which NMC handled customer complaints and (d) the development of a new dialyzer product line. Grace has also received two subpoenas relating to this investigation. NMC and Grace have made extensive document production in response to these subpoenas and have fully cooperated with the grand jury in response to these subpoenas. In February 1996, the United States Attorney for the District of New Jersey notified NMC that it is a target of the New Jersey grand jury investigation, insofar as it relates to possible violations of federal criminal law in connection with efforts to affect the January 1991 import hold referred to above; the material element of the import hold was lifted in 1992.

     In addition, in December 1994, a subsidiary of NMC received a subpoena from a federal grand jury in the Eastern District of Virginia investigating the contractual relationships between subsidiaries of NMC that provide dialysis services and third parties that provide medical directorship and related services to those subsidiaries. NMC has made document production in response to this subpoena.

     The outcome of these investigations and their impact, if any, on NMC's business, financial condition and results of operations cannot be predicted at this time.

        Shareholder Actions relating to NMC. In 1995, nine purported class action lawsuits were brought against the Company and certain of its officers and directors in various federal courts. These lawsuits are being consolidated in the case entitled Murphy, et al. v. W. R. Grace & Co., et al., which is pending in the United States District Court for the Southern District of New York. The first amended class action complaint in this lawsuit, which purports to be a class action on behalf of all persons and entities who purchased the Company's publicly traded securities during the period from March 13, 1995 through October 17, 1995, generally alleges that the defendants concealed information, and issued misleading public statements and reports, concerning NMC's financial position and business prospects, a proposed spin-off of NMC and the matters that are the subject of the investigations described above in "NMC
- OIG Investigation" and "NMC - Grand Jury Investigations," in violation of federal securities laws. The lawsuit seeks unspecified damages, attorneys' and experts' fees and costs and such other relief as the Court deems proper.

     In October 1995, a purported derivative lawsuit was filed in the United States District Court for the Southern District of Florida, Northern Division, against the Company, certain of its directors and its former President and Chief Executive Officer, alleging that such individuals breached their fiduciary duties by failing to properly supervise the activities of NMC in the conduct of its business (Bennett v. Bolduc, et al.). In December 1995, the plaintiff in this action filed a new action, based on similar allegations, in the United States District Court for the Southern District of New York (Bennett v. Bolduc, et al.). The Florida action has been dismissed in favor of the action filed in the Southern District of New York. A second action making similar allegations was filed in October 1995 in New York State Supreme Court, New York County (Bauer v. Bolduc, et al.). The Company has been advised that this action will be dismissed or stayed in favor of the Bennett action, which has been consolidated, for discovery purposes only, with the Murphy action described above. The com-plaint in the Bennett action seeks unspecified damages, attorneys' and experts' fees and costs and such other relief as the Court deems proper.

        In February 1996, a purported class action was filed in New York State Supreme Court, New York County, against the Company, certain of its directors and a former director, alleging that the defendants breached their fiduciary duties in connection with the Company's agreement to combine NMC with Fresenius AG's worldwide dialysis business, as described in Item 1 above under "Strategic Restructuring and Other Growth Initiatives" (Rosman v. W. R. Grace & Co., et al.). The lawsuit seeks injunctive relief ordering defendants to carry out their fiduciary duties and preventing or rescinding the transaction or any related transactions with Fresenius AG, unspecified monetary damages, an award of attorneys' and experts' fees and costs and such other relief as the Court may deem just and proper.

     See Note 7 to the Consolidated Financial Statements for additional information concerning litigation involving NMC.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS

     The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors; the next such meeting is scheduled to be held on May 10, 1996.


          Name and Age                  Office                First Elected
          ------------                  ------                -------------
        R. H. Beber (62)             Executive Vice President   05/10/93
                                     and General Counsel        09/01/91

        Robert J. Bettacchi (53)     Vice President             02/01/90

        Albert J. Costello (60)      Chairman                   05/10/95
                                     President and Chief        05/01/95
                                     Executive Officer

        Larry Ellberger (48)         Senior Vice President      07/06/95



        Constantine L. Hampers (63)  Executive Vice President   06/06/91

        Peter D. Houchin (48)        Senior Vice President and  08/03/95
                                     Chief Financial Officer

        James R. Hyde (57)           Senior Vice President      07/06/95

        J. Gary Kaenzig, Jr. (51)    Senior Vice President      10/05/95

        Donald H. Kohnken (61)       Executive Vice President   12/07/89

        Fred Lempereur (58)          Senior Vice President      02/06/92

        Ian Priestnell (51)          Vice President             02/06/92


     All the above executive officers have been actively engaged in Grace's business for the past five years, other than Mr. Costello, who served as chairman of the board and chief executive officer of American Cyanamid Company from April 1993 to December 1994 and as president of American Cyanamid Company from 1991 through March 1993; Mr. Ellberger, who was a corporate vice president and director of corporate development and planning from October 1991 until 1995, and prior to that vice president, industrial and performance products division, of American Cyanamid Company; and Mr. Houchin, who was chief executive officer of Gulfstream Land & Development prior to joining Grace in October 1991.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-28); under the heading "Quarterly Summary and Statistical Information - Unaudited" opposite the captions "Dividends declared per common share" and "Market price of common stock" (page F-26); and in Note 14 to the Consolidated Financial Statements (page F-22).

        Each share of the Company's Common Stock has an attendant Common Stock Purchase Right ("Right"). The Rights are not and will not become exercisable unless and until certain events occur (as described below). Until such events occur, the Rights will automatically trade with the Common Stock and separate certificates for the Rights will not be distributed. The Rights will become exercisable on the tenth business day (or such later business day as may be fixed by the Company's Board of Directors) after a person or group (a) becomes an "interested shareholder," as defined in Section 912 of the New York Business Corporation Law (generally, a beneficial owner of 20% or more of the outstanding voting stock), or (b) commences a tender offer or exchange offer that would result in such person or group becoming an interested shareholder. The Rights will not have any voting power at any time.

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

        In connection with its authorization of the proposed transaction with Fresenius (see "Strategic Restructuring and Other Growth Initiatives" above), the Company's Board of Directors authorized the amendment of the Rights so as to prevent the Rights from becoming exercisable as a result of such transaction and the other transactions contemplated thereby. The Rights may be further amended either before or after they become exercisable. However, the basic economic terms of the Rights (such as the purchase and redemption prices and the expiration date) cannot be changed.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information called for by this Item appears under the heading "Financial Summary" (page F-28 of the Financial Supplement) and in Notes 6, 7, 10 and 17 to the Consolidated Financial Statements (pages F-13, F-15, F-19 and F-24 of the Financial Supplement). In addition, Exhibit 12 to this Report (page F-37 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1991-1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item appears on pages F-29 to F-34 of the Financial Supplement.


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


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except for information regarding the Company's executive officers (see pages 32 and 33), the information called for by this Item is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the Securities and Exchange Commission ("SEC"), information subject to Regulations 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or information subject to the liabilities of Section 18 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Items 11, 12 and 13 is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the SEC, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

     Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits on page F-1 of the Financial Supplement.

     Reports on Form 8-K. The Company filed two Reports on Form 8-K during the fourth quarter of 1995. On October 16, 1995, the Company filed a Report on Form 8-K relating to (a) the Company's declaration of a quarterly cash dividend at a rate lower than that previously in effect and (b) a program to repurchase up to 10 million shares of the Company's Common Stock in open market or private transactions from time to time. The Company filed a Report on Form 8-K on October 27, 1995 concerning the receipt of five investigative subpoenas by NMC, as well as lawsuits relating to NMC, as further described in Item 3, "Legal Proceedings."

     On February 6, 1996, the Company filed a Report on Form 8-K relating to an agreement to combine NMC with Fresenius AG's dialysis business, as further discussed in Item 1 above under "Strategic Restructuring and Other Growth Initiatives." The Company filed a Report on Form 8-K on February 13, 1996, relating to (a) the announcement of 1995 fourth quarter and full year results and (b) the Company's receipt of a letter indicating that NMC is a target of a federal grand jury investigation, as further described in Item 3, "Legal Proceedings." On March 6, 1996, the

Company filed a Report on Form 8-K announcing the resignation of Thomas L. Gossage from its Board of Directors. The Company also filed a Report on Form 8-K on March 27, 1996, relating to the agreement to sell Grace's water treatment and process chemicals business to Betz Laboratories, Inc., as further discussed in Item 1 above under "Strategic Restructuring and Other Growth Initiatives."

     Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.


          Exhibit                                   Where Located
---------------------------------               ---------------------
Agreement and Plan of Reorga-                   Exhibit 2 to Form 8-K
nization, dated as of February 4,               (filed 2/6/96)
1996, between W. R. Grace & Co.
and Fresenius AG (including, as
exhibits thereto, the Distribu-
tion Agreement, dated as of
February 4, 1996, between W. R.
Grace & Co., Fresenius AG and
W. R. Grace & Co.-Conn., and the
Contribution Agreement, dated as
of February 4, 1996, among W. R.
Grace & Co., Fresenius AG,
Steril Pharma GmbH and W. R.
Grace & Co.-Conn.)

Grace Dearborn Worldwide Purchase               Exhibit 99.2 to Form 8-K
and Sale Agreement, dated as of                 (filed 3/27/96)
March 11, 1996, between W. R.
Grace & Co.-Conn. and Betz
Laboratories, Inc.

Certificate of Incorporation of                 Exhibit 3 to Form 8-K
W. R. Grace & Co., as amended                   (filed 6/9/88)

By-laws of W. R. Grace & Co., as                Exhibit 3.02 to Form 10-K
amended                                         (filed 3/31/95)

Indenture dated as of Septem-                   Exhibit 4.2 to Form 10-K
ber 29, 1992 among W. R. Grace                  (filed 3/26/93)
& Co.-Conn., W. R. Grace & Co.
and Bankers Trust Company




Indenture dated as of January                   Exhibit 4.4 to Form 10-K
28, 1993 among W. R. Grace                      (filed 3/26/93)
& Co.-Conn., W. R. Grace & Co.
and Bank of New York (successor
to NationsBank of Georgia, N.A.)

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

First Amendment, dated as of                    Exhibit 4.05 to Form 10-K
December 28, 1994, to the 364-                  (filed 3/31/95)
Day Credit Agreement dated
as of September 1, 1994

First Amendment, dated as of                    Exhibit 4.06 to Form 10-K
December 28, 1994, to the                       (filed 3/31/95)
Credit Agreement dated
as of September 1, 1994

Second Amendment, dated as of                   Filed herewith
December 31, 1995, to the 364-
Day Credit Agreement dated as
of September 1, 1994

Second Amendment, dated as of                   Filed herewith
December 31, 1995, to the Credit
Agreement dated as of
September 1, 1994

Credit Agreement, dated as of                   Filed herewith
December 29, 1995, among W. R.
Grace & Co.-Conn., W. R. Grace &
Co., the several banks parties
thereto and Chemical Bank, as
agent for such banks





First Amendment, dated as of                    Filed herewith
December 31, 1995, to the
Credit Agreement dated as of
December 29, 1995

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

W. R. Grace & Co. Executive                     Exhibit 19(f) to Form
Salary Protection Plan, as                      8-K (filed 6/9/88)*
amended

W. R. Grace & Co. 1981 Stock                    Filed herewith*
Incentive Plan, as amended

W. R. Grace & Co. 1986 Stock                    Filed herewith*
Incentive Plan, as amended

W. R. Grace & Co. 1989 Stock                    Filed herewith*
Incentive Plan, as amended

W. R. Grace & Co. 1994 Stock                    Filed herewith*
Incentive Plan, as amended

W. R. Grace & Co. 1994 Stock                    Filed herewith*
Retainer Plan for Nonemployee
Directors, as amended

Forms of Stock Option Agreements                Exhibit 10(h) to Form
                                                10-K (filed 3/28/92)*

Forms of Restricted Share Award                 Exhibit 10(i) to Form 10-K
Agreements                                      (filed 3/28/92)*

Information Concerning W. R.                    Pages 8-13 and 29-33 of
Grace & Co. Incentive Compen-                   Proxy Statement
sation Program, Deferred                        (filed 4/10/95)*
Compensation Program and
Long-Term Incentive Program

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

Consulting Agreement dated as of                Exhibit 10.23 to Form 10-K
December 1993 between National                  (filed 3/31/95)*
Medical Care, Inc. and Virginia
A. Kamsky

Amendment to Consulting Agreement,              Exhibit 10.1 to Form 10-Q
dated as of May 1, 1995, among                  (filed 5/12/95)*
National Medical Care, Inc.,
Virginia A. Kamsky and Southeast
Asia Markets, Inc.





W. R. Grace & Co. Supplemental                  Exhibit 10.25 to Form 10-K
Executive Retirement Plan, as                   (filed 3/28/94)*
amended

Agreement dated March 1, 1995                   Exhibit 10.27 to Form 10-K
between W. R. Grace & Co. and                   (filed 3/31/95)*
Jean-Louis Greze

Letter Agreement dated February                 Filed herewith*
12, 1996 between W. R. Grace &
Co. and Jean-Louis Greze

Letter Agreement dated June 15,                 Filed herewith*
1995 between W. R. Grace & Co.
and Dr. F. Peter Boer

Letter Agreement dated July 31,                 Filed herewith*
1995 between W. R. Grace & Co.
and Brian J. Smith and letter
dated August 9, 1995 from W. R.
Grace & Co. to Brian J. Smith

Agreements dated March 2 and                    Exhibit 10.28 to Form 10-K
March 7, 1995 between J. P.                     (filed 3/31/95)*
Bolduc and W. R. Grace & Co.

Agreement dated April 1, 1991                   Exhibit 10.29 to Form 10-K
between National Medical Care,                  (filed 3/31/95)*
Inc. and Constantine L. Hampers

Employment Agreement dated as                   Exhibit 10.1 to Form 10-Q
of May 1, 1995 between the                      (filed 8/14/95)*
Company and Albert J. Costello

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

Selected Portions of the 1995                   Filed herewith
Annual Report to Shareholders                   (in Financial Supplement
of W. R. Grace & Co.                            to 10-K)

List of Subsidiaries of                         Filed herewith
W. R. Grace & Co.




Consent of Independent Accoun-                  Filed herewith
tants                                           (in Financial Supplement
                                                to 10-K)

Powers of Attorney                              Filed herewith

Letter of Intent dated                          Exhibit 99.01 to Form 10-K
November 5, 1993 between                        (filed 3/31/95)
W. R. Grace & Co. and J.
Peter Grace III, as amended

Agency Agreement dated                          Exhibit 99.02 to Form 10-K
June 13, 1994 between HSC                       (filed 3/31/95)
Holding Co., Inc. and Grace
Hotel Services Corporation

Letter Agreement dated                          Exhibit 99.03 to Form 10-K
December 14, 1994 among HSC                     (filed 3/31/95)
Holding Co., Inc., Grace Hotel
Services Corporation and W. R.
Grace & Co.

Services Agreement dated                        Exhibit 99.04 to Form 10-K
November 10, 1994 between HSC                   (filed 3/31/95)
Holding Co., Inc. and Grace
Hotel Services Corporation

Settlement Agreement, dated as                  Filed herewith
of January 26, 1996, among HSC
Hospitality, Inc. (f/k/a HSC
Holding Co., Inc.), Grace Hotel
Services Corporation and W. R.
Grace & Co.

Consulting Agreement dated as                   Filed herewith
of December 1, 1995 between
W. R. Grace & Co. and Gordon
J. Humphrey


                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         W. R. GRACE & CO.

                                         By  /s/ P. D. Houchin
                                            --------------------------
                                                 P. D. Houchin
                                            (Senior Vice President and
                                            Chief Financial Officer)

Date: March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.


              Signature                       Title
              ---------                       -----
           A. J. Costello*              President and Director
                                     (Principal Executive Officer)


E. W. Duffy*          T. A. Holmes*       }
H. A. Eckmann*        P. S. Lynch*         }
M. A. Fox*            R. C. Macauley*     }      Directors
J. W. Frick*          J. E. Phipps*       }
C. L. Hampers*        E. J. Sullivan*     }


 /s/ P. D. Houchin                  Senior Vice President
-------------------------      (Principal Financial Officer and
    (P. D. Houchin)          Acting Principal Accounting Officer)

____________
* By signing his name hereto, Robert B. Lamm is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                    By /s/ Robert B. Lamm
                                      ---------------------------------
                                           Robert B. Lamm
                                         (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT


                               W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                              FINANCIAL SUPPLEMENT
                                       TO
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULE AND EXHIBITS

                                                                                      PAGE
                                                                                    ---------
Report of Independent Certified Public Accountants on Financial Statement
  Schedule........................................................................   F-2
Consent of Independent Certified Public Accountants...............................   F-2
Report of Independent Certified Public Accountants................................   F-3
Consolidated Statement of Operations for the three years in the period ended
  December 31, 1995...............................................................   F-4
Consolidated Statement of Cash Flows for the three years in the period ended
  December 31, 1995...............................................................   F-5
Consolidated Balance Sheet at December 31, 1995 and 1994..........................   F-6
Consolidated Statement of Shareholders' Equity for the three years in the period
  ended December 31, 1995.........................................................   F-7
Notes to Consolidated Financial Statements........................................   F-8-F-25
Quarterly Summary and Statistical Information -- Unaudited........................   F-26
Capital Expenditures, Net Fixed Assets and Depreciation and Lease Amortization....   F-27
Financial Summary.................................................................   F-28
Management's Discussion and Analysis of Results of Operations and Financial
  Condition.......................................................................   F-29

Financial Statement Schedule
  Schedule VIII-Valuation and Qualifying Account and Reserves.....................   F-35

Exhibit 11: Weighted Average Number of Shares and Earnings Used in Per Share
  Computations....................................................................   F-36
Exhibit 12: Computation of Ratio of Earnings to Fixed Charges and Combined Fixed
  Charges and Preferred Stock Dividends...........................................   F-37

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

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of W. R. Grace & Co.

Our audits of the consolidated financial statements referred to in our report dated January 31, 1996 appearing on page 50 of the 1995 Annual Report to Shareholders of W. R. Grace & Co. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Ft. Lauderdale, Florida
January 31, 1996


             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting parts of the Registration Statements on Form S-3 (Nos. 33-51041, 33-50983 and 33-25962) and Form S-8 (Nos. 33-7504, 33-15182, 33-27960,
33-54201, 33-54203 and 33-59041) of W. R. Grace & Co. of our report dated January 31, 1996 appearing on page 50 of the 1995 Annual Report to Shareholders, which report is included at page F-3 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Ft. Lauderdale, Florida
March 29, 1996

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


Management is responsible for the preparation, as well as the integrity and objectivity, of the consolidated financial statements and other financial information included in this report. Such financial information has been prepared in conformity with generally accepted accounting principles and accordingly includes certain amounts that represent management's best estimates and judgments.
     For many years, management has maintained internal control systems to assist it in fulfilling its responsibility for financial reporting, including careful selection of personnel; segregation of duties; formal business, accounting and reporting policies and procedures; and an internal audit function. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. The concept of reasonable assurance is based on the recognition that there are limitations in all systems and that the cost of such systems should not exceed the benefits to be derived.
     The Audit Committee of the Board of Directors, which is comprised of directors who are neither officers nor employees of nor consultants to Grace, meets regularly with Grace's senior financial personnel, internal auditors and independent certified public accountants to review audit plans and results as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal control systems. The Audit Committee reports its findings, and recommends the selection of independent certified public accountants, to the Board of Directors. Grace's management, internal auditors and independent certified public accountants have direct and confidential access to the Audit Committee at all times.
     The independent certified public accountants are engaged to conduct the audits of and render a report on the consolidated financial statements in accordance with generally accepted auditing standards. These standards require a review of the systems of internal controls and tests of transactions to the extent considered necessary by the independent certified public accountants for purposes of supporting their opinion as set forth in their report.





Albert J. Costello                                 Peter D. Houchin
Chairman, President and                            Senior Vice President
Chief Executive Officer                            and Chief Financial Officer


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

PRICE WATERHOUSE LLP                                January 31, 1996
One East Broward Boulevard
Ft. Lauderdale, FL  33301

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

In our opinion, the consolidated financial statements appearing on pages F-4 through F-25 of this report present fairly, in all material respects, the financial position of W. R. Grace & Co. and subsidiaries (Grace) at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Grace's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
W. R. Grace & Co. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------


Dollars in millions, except per share amounts                                            1995      1994      1993
-------------------------------------------------------------------------------------------------------------------
Sales and revenues ..................................................................  $3,665.5  $3,218.2  $2,895.5
Other income (Note 4) ...............................................................      41.9      42.6      57.8
                                                                                       --------  --------  --------
    Total ...........................................................................   3,707.4   3,260.8   2,953.3
                                                                                       --------  --------  --------

Cost of goods sold and operating expenses ...........................................   2,243.7   1,900.8   1,746.7
Selling, general and administrative expenses ........................................     905.6     773.6     673.1
Depreciation and amortization .......................................................     186.3     165.0     153.5
Interest expense and related financing costs (Note 10) ..............................      71.3      49.5      42.9
Research and development expenses ...................................................     120.6     106.8     111.5
Corporate expenses previously allocated to health care operations ...................      37.8      37.1      37.4
Restructuring costs and asset impairments (Note 5) ..................................     179.5        --        --
Provision relating to asbestos-related liabilities and insurance coverage (Note 2) ..     275.0     316.0     159.0
                                                                                       --------  --------  --------
    Total ...........................................................................   4,019.8   3,348.8   2,924.1
                                                                                       --------  --------  --------

(Loss)/income from continuing operations before income taxes ........................    (312.4)    (88.0)     29.2
(Benefit from)/provision for income taxes (Note 6) ..................................    (115.8)    (46.6)     10.1
                                                                                       --------  --------  --------

(Loss)/income from continuing operations ............................................    (196.6)    (41.4)     19.1
(Loss)/income from discontinued operations (Note 7) .................................    (129.3)    124.7       6.9
                                                                                       --------  --------  --------
Net (loss)/income ...................................................................  $ (325.9) $   83.3  $   26.0
                                                                                       ========  ========  ========

(Loss)/earnings per share:
    Continuing operations ...........................................................  $  (2.05) $   (.45) $    .20
    Net (loss)/earnings .............................................................  $  (3.40) $    .88  $    .28
Fully diluted (loss)/earnings per share:
    Continuing operations ...........................................................  $      - (1)$    - (1)$  .20
    Net (loss)/earnings .............................................................  $      - (1)$  .88    $  .28
-------------------------------------------------------------------------------------------------------------------



The Notes to Consolidated Financial Statements, pages F-8 to F-25, are integral parts of these statements.

(1)  Not presented as the effect is anti-dilutive.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


Dollars in millions                                                                      1995     1994     1993
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
(Loss)/income from continuing operations before income taxes ......................  $ (312.4) $ (88.0) $  29.2
Reconciliation to cash provided by operating activities:
    Depreciation and amortization .................................................     186.3    165.0    153.5
    Provision relating to asbestos-related liabilities and insurance coverage .....     275.0    316.0    159.0
    Noncash charge relating to restructuring costs and asset impairments ..........     159.9       --       --
    Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign exchange:
        Increase in notes and accounts receivable, net ............................     (44.7)  (159.5)  (103.2)
        Increase in inventories ...................................................     (62.1)   (43.4)   (50.5)
        Net (payments for)/proceeds from settlements of interest rate agreements ..        --     (4.0)    67.9
        Proceeds from asbestos-related insurance settlements ......................     257.3    138.6     74.6
        Payments made for asbestos-related litigation settlements, judgments and
         defense costs ............................................................    (160.3)  (198.6)  (177.7)
        (Decrease)/increase in accounts payable ...................................     (48.3)    10.3     50.1
        Other .....................................................................     (21.0)    74.5   (173.9)
                                                                                     --------  -------  -------
Net pretax cash provided by operating activities of continuing operations .........     229.7    210.9     29.0
Net pretax cash provided by operating activities of discontinued operations .......     114.2    328.6    316.8
                                                                                     --------  -------  -------
Net pretax cash provided by operating activities ..................................     343.9    539.5    345.8
Income taxes paid .................................................................    (236.9)   (86.0)  (102.7)
                                                                                     --------  -------  -------
Net cash provided by operating activities .........................................     107.0    453.5    243.1
                                                                                     --------  -------  -------

INVESTING ACTIVITIES (1)
Capital expenditures ..............................................................    (537.6)  (444.6)  (309.6)
Businesses acquired in purchase transactions, net of cash acquired and debt assumed     (37.4)  (276.9)  (306.6)
Increase in net assets of discontinued operations .................................    (295.2)   (32.9)   (43.1)
Net proceeds from divestments .....................................................      56.7    583.9    464.8
Net proceeds from sale/leaseback transactions .....................................        --       --     27.2
Proceeds from disposals of assets .................................................      17.9     34.0     15.4
Other .............................................................................      (6.0)    34.9       --
                                                                                     --------  -------  -------
Net cash used for investing activities ............................................    (801.6)  (101.6)  (151.9)
                                                                                     --------  -------  -------

FINANCING ACTIVITIES (2)
Dividends paid ....................................................................    (112.6)  (132.0)  (128.4)
Repayments of borrowings having original maturities in excess of three months .....     (68.1)  (141.2)  (512.6)
Increase in borrowings having original maturities in excess of three months .......     148.5    535.1    373.0
Net increase in/(repayments of) borrowings having original maturities
 of less than three months. .......................................................     414.9   (605.8)   155.7
Stock options exercised ...........................................................     164.1     20.9     21.0
Increase/(decrease) in net financing activities of discontinued operations ........     120.8       .2    (15.5)
Other .............................................................................     (11.9)      --       .9
                                                                                     --------  -------  -------
Net cash provided by/(used for) financing activities ..............................     655.7   (322.8)  (105.9)
                                                                                     --------  -------  -------
Effect of exchange rate changes on cash and cash equivalents ......................       1.2      1.6      (.5)
                                                                                     --------  -------  -------
(Decrease)/increase in cash and cash equivalents ..................................     (37.7)    30.7    (15.2)
                                                                                     --------  -------  -------
Cash and cash equivalents, beginning of year ......................................      78.3     47.6     62.8
                                                                                     --------  -------  -------
Cash and cash equivalents, end of year ............................................  $   40.6  $  78.3  $  47.6
                                                                                     ========  =======  =======
---------------------------------------------------------------------------------------------------------------



The Notes to Consolidated Financial Statements, pages F-8 to F-25, are integral parts of these statements.

(1) See Note 3 to the Consolidated Financial Statements for supplemental information relating to noncash investing activities.
(2) See Notes 3 and 10 to the Consolidated Financial Statements for supplemental information relating to noncash financing activities.

CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------
Dollars in millions, except par value                      December 31,    1995     1994
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .............................................  $   40.6  $   78.3
Notes and accounts receivable, net (Note 8) ...........................     596.8     975.7
Inventories (Note 8) ..................................................     491.9     514.2
Net assets of discontinued operations (Note 7) ........................     323.7     335.6
Deferred income taxes .................................................     206.1     295.4
Other current assets ..................................................      22.2      29.7
                                                                         --------  --------
   TOTAL CURRENT ASSETS ...............................................   1,681.3   2,228.9

Properties and equipment, net (Note 9) ................................   1,736.1   1,730.1
Goodwill, less accumulated amortization of $20.6 (1994 - $71.8) .......     111.8     672.5
Net assets of discontinued operations - health care (Note 7) ..........   1,435.3        --
Asbestos-related insurance receivable (Note 2) ........................     321.2     512.6
Deferred income taxes .................................................     386.6     115.7
Other assets (Note 8) .................................................     625.3     970.8
                                                                         --------  --------
   TOTAL ASSETS .......................................................  $6,297.6  $6,230.6
                                                                         ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt (Note 10) .............................................  $  638.3  $  430.9
Accounts payable ......................................................     339.2     433.7
Income taxes ..........................................................     103.3     197.0
Other current liabilities .............................................     836.4     872.9
Minority interest (Note 13) ...........................................     297.0     297.0
                                                                         --------  --------
   TOTAL CURRENT LIABILITIES ..........................................   2,214.2   2,231.5

Long-term debt (Note 10) ..............................................   1,295.5   1,098.8
Other liabilities .....................................................     789.0     690.9
Deferred income taxes .................................................      44.8      92.5
Noncurrent liability for asbestos-related litigation (Note 2) .........     722.3     612.4
                                                                         --------  --------
   TOTAL LIABILITIES ..................................................   5,065.8   4,726.1
                                                                         --------  --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 10 and 12)

SHAREHOLDERS' EQUITY (Note 14)
Preferred stocks, $100 par value ......................................       7.4       7.4
Common stock, $1 par value; 300,000,000 shares authorized;
   outstanding at December 31:  1995 - 97,375,000; 1994 - 94,083,000 ..      97.4      94.1
Paid in capital .......................................................     459.8     308.8
Retained earnings .....................................................     709.0   1,147.5
Cumulative translation adjustments ....................................     (39.4)    (53.3)
Treasury stock, 53,000 common shares, at cost .........................      (2.4)       --
                                                                         --------  --------
   TOTAL SHAREHOLDERS' EQUITY .........................................   1,231.8   1,504.5
                                                                         --------  --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................  $6,297.6  $6,230.6
                                                                         ========  ========
-------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-25, are integral parts of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------

Dollars in millions                                                         1995      1994       1993
------------------------------------------------------------------------------------------------------
PREFERRED STOCKS
Balance, beginning of year ............................................  $     7.4  $    7.4  $    7.5
Other .................................................................         --        --       (.1)
                                                                         ---------  --------  --------
Balance, end of year ..................................................        7.4       7.4       7.4
                                                                         ---------  --------  --------

COMMON STOCK
Balance, beginning of year ............................................       94.1      93.5      89.9
Conversion of notes and debentures ....................................         --        --       2.8
Stock options and awards ..............................................        3.3        .6        .7
Acquisition ...........................................................         --        --        .1
                                                                         ---------  --------  --------
Balance, end of year ..................................................       97.4      94.1      93.5
                                                                         ---------  --------  --------

PAID IN CAPITAL
Balance, beginning of year ............................................      308.8     287.8     151.4
Conversion of notes and debentures ....................................         --        --     109.7
Stock options and awards ..............................................      151.1      20.5      22.9
Acquisition ...........................................................         --        --       3.7
Other .................................................................        (.1)       .5        .1
                                                                         ---------  --------  --------
Balance, end of year ..................................................      459.8     308.8     287.8
                                                                         ---------  --------  --------

RETAINED EARNINGS
Balance, beginning of year ............................................    1,147.5   1,196.2   1,298.6
Net (loss)/income .....................................................     (325.9)     83.3      26.0
Dividends paid ........................................................     (112.6)   (132.0)   (128.4)
                                                                         ---------  --------  --------
Balance, end of year ..................................................      709.0   1,147.5   1,196.2
                                                                         ---------  --------  --------

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year ............................................      (53.3)    (67.3)     (2.4)
Translation adjustments ...............................................       13.9      14.0     (64.9)
                                                                         ---------  --------  --------
Balance, end of year ..................................................      (39.4)    (53.3)    (67.3)
                                                                         ---------  --------  --------

TREASURY STOCK
Balance, beginning of year ............................................         --        --        --
Purchases of common stock .............................................      (12.1)       --        --
Shares issued under stock option plans ................................        9.7        --        --
                                                                         ---------  --------  --------
Balance, end of year ..................................................       (2.4)       --        --
                                                                         ---------  --------  --------

TOTAL SHAREHOLDERS' EQUITY ............................................   $1,231.8  $1,504.5  $1,517.6
                                                                          ========  ========  ========
------------------------------------------------------------------------------------------------------



The Notes to Consolidated Financial Statements, pages F-8 to F-25, are integral parts of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Dollars in millions, except per share amounts
--------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
--------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is primarily engaged in the packaging and specialty chemicals businesses on a worldwide basis. W. R. Grace & Co. has classified its other businesses as discontinued operations, the most significant of which are its health care and cocoa businesses. As used in these notes to the consolidated financial statements, the term "Company" refers to W. R. Grace & Co., a New York corporation, and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Grace and majority-owned companies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies (20%-50% owned) are accounted for under the equity method.

RECLASSIFICATIONS Certain amounts in the prior years' consolidated financial statements and related notes have been reclassified to conform to the current year's presentation and as required with respect to discontinued operations.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities (including disclosed amounts of contingent assets and liabilities) at the date of the consolidated financial statements and the reported revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

CASH EQUIVALENTS Cash equivalents consist of highly liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value because of the short maturities of these investments.

INVENTORIES Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out and, for substantially all U.S. chemical inventories, last-in/first-out. Market values for raw and packaging materials are based on current cost and, for other inventory classifications, on net realizable value.

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

GOODWILL Goodwill arises from certain purchase transactions and is amortized using the straight-line method over appropriate periods not exceeding 40 years.

IMPAIRMENT  Grace has adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with this Statement, Grace reviews long-lived assets and related goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

INCOME TAXES Grace uses an asset and liability approach for the accounting and financial reporting of income taxes.

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

FINANCIAL INSTRUMENTS Grace enters into interest rate agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates.
     The cash differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense. Gains and losses realized upon settlement of these agreements (recorded as other liabilities and other assets, respectively) are deferred and either amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or recognized immediately if the underlying hedged instrument is settled. Cash flows related to the agreements are classified as operating activities in the Consolidated Statement of Cash Flows, consistent with the interest payments on the underlying debt.
     Gains and losses on foreign currency forward and option contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in net income in the period in which the related transaction is consummated. Gains and losses on contracts that hedge net investments in foreign subsidiaries are recorded in the cumulative translation adjustments account in shareholders' equity.

EARNINGS PER SHARE Primary earnings per share are computed on the basis of the weighted average number of common shares outstanding. Fully diluted earnings per share assume the issuance of common stock equivalents related to employee stock options and, prior to 1994, the conversion of convertible debt (with an increase in net income for the after-tax interest savings).

-------------------------------------------------------------------------------

2.  ASBESTOS AND RELATED INSURANCE LITIGATION
-------------------------------------------------------------------------------

Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 40,800 asbestos-related lawsuits at December 31, 1995 (47 involving claims for property damage and the remainder involving approximately 92,400 claims for personal injury), as compared to approximately 38,700 lawsuits at December 31, 1994 (65 involving claims for property damage and the remainder involving approximately 67,900 claims for personal injury).

PROPERTY DAMAGE LITIGATION
The plaintiffs in property damage lawsuits generally seek, among other things, to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Through December 31, 1995, 129 asbestos property damage cases were dismissed with respect to Grace without payment of any damages or settlement amounts; judgments were entered in favor of Grace in 10 cases (excluding cases settled following appeals of judgments in favor of Grace and a case in which the plaintiff was granted a new trial on appeal); Grace was held liable for a total of $74.7 in 7 cases (2 of which are on appeal); and 177 property damage suits and claims were settled for a total of $421.8.
     Included in the asbestos property damage lawsuits pending against Grace and others at year-end 1995 was a class action, conditionally certified by the U.S. Court of Appeals for the Fourth Circuit in 1993 and pending in a U.S. District Court in South Carolina, covering all public and private colleges and universities in the U.S. whose buildings contain asbestos materials.
     In July 1994, a South Carolina state court judge dismissed the claims of most class members from another purported nationwide class action asbestos property damage lawsuit. In his ruling, the judge held that a South Carolina statute prohibits nonresidents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested that the court reconsider its decision.
     In December 1995, Grace entered into an agreement to settle a Pennsylvania state court action, certified as a class action in 1992, covering all commercial buildings in the U.S. leased in whole or in part to the U.S. government on or after May 30, 1986. The terms of the settlement agreement (which is subject to judicial review and approval after class members have an opportunity to be heard) are not expected to have a significant effect on Grace's consolidated results of operations or financial position.

PERSONAL INJURY LITIGATION
Through December 31, 1995, approximately 10,100 asbestos personal injury lawsuits involving 24,500 claims were dismissed with respect to Grace without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 23,700 such suits involving 29,600 claims were disposed of for a total of $109.0.

ASBESTOS-RELATED LIABILITY
Subject to the factors discussed below, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury lawsuits and claims pending at December 31, 1995 and 1994 (and, in the case of the 1995 estimate, personal injury lawsuits and claims expected to be filed through 1998), is as follows:

-------------------------------------------------------------------------------

    December 31,                                                1995    1994
-------------------------------------------------------------------------------
    Current liability for asbestos-related litigation (1) ..  $100.0  $100.0
    Noncurrent liability for asbestos-related litigation ...   722.3   612.4
                                                              ------  ------
      Total asbestos-related liability .....................  $822.3  $712.4

--------------------------------------------------------------------------------


(1) Included in "Other current liabilities" in the Consolidated Balance Sheet.

     In the fourth quarter of 1995, Grace recorded a noncash pretax charge of $260.0 ($169.0 after-tax) for asbestos-related liabilities, primarily to reflect the estimated costs to defend against and dispose of personal injury claims expected to be filed through 1998; Grace believes that it now has adequate experience to reasonably estimate the number of personal injury claims to be filed through 1998 and the costs of defending against and disposing of these claims. Other components of the 1995 provision include increases in the estimated costs of defending against and disposing of certain property damage cases pending at year-end 1995 and personal injury lawsuits and claims filed during 1995.
     While personal injury cases and claims are generally similar to each other (differing only in the type of asbestos-related illness allegedly suffered by the plaintiff), Grace's estimated liability for such cases and claims is influenced by numerous variables that are difficult to predict (including the insolvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new cases and claims are filed and the defense and disposition costs associated with these cases and claims). Consequently, actual costs may vary from any estimate. For these reasons, Grace believes that it is not possible to reasonably estimate the number of cases and claims to be filed after 1998 or the costs of defending against and disposing of such cases and claims.
     Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure; thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of such cases in the future. In addition, in property damage cases, information regarding product identification on a building-by-building basis (i.e., whether or not Grace products were actually used in the construction of the building), the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide the only meaningful guidance as to potential future costs. However, much of this information is not yet available in some of the property damage cases currently pending against Grace. Accordingly, it is not possible to estimate with precision the costs of defending against and disposing of these cases. Further, Grace believes that the number of property damage cases to be filed in the future and the costs associated with these filings are not estimable.

ASBESTOS-RELATED INSURANCE RECEIVABLE
Grace's ultimate exposure with respect to its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. The following table shows Grace's total estimated insurance recoveries in reimbursement for past and estimated future payments to defend against and dispose of asbestos-related litigation and claims:



--------------------------------------------------------------------------------------------------------------

December 31,                                                                                      1995    1994
--------------------------------------------------------------------------------------------------------------
Notes receivable from insurance carriers - current, net of discounts of $4.3 in 1995 (1) .....  $ 62.0  $127.0
Notes receivable from insurance carriers - noncurrent, net of discounts of $7.3 in 1995 (2) ..    56.4    60.0
Asbestos-related insurance receivable ........................................................   321.2   512.6
                                                                                                ------  ------
    Total amounts due from insurance carriers ................................................  $439.6  $699.6
                                                                                                ======  ======
--------------------------------------------------------------------------------------------------------------


(1) Included in "Notes and accounts receivable, net" in the Consolidated Balance Sheet.
(2) Included in "Other assets" in the Consolidated Balance Sheet.

     At December 31, 1995, settlements with certain insurance carriers provided for the future receipt by Grace of $130.0, which Grace has recorded as notes receivable (both current and noncurrent) of $118.4, after discounts. In 1995, Grace received a total of $257.3 pursuant to settlements with insurance carriers in reimbursement for monies previously expended by Grace in connection with asbestos-related litigation; of this amount, $127.0 was received pursuant to settlements entered into in 1993 and 1994, which had previously been classified as notes receivable.
     During 1995, Grace settled with an affiliated group of carriers that had agreed to a settlement in 1993, had made a series of payments under that agreement and had subsequently notified Grace that it would no longer honor the agreement. Pursuant to the 1995 settlement, the group of carriers paid Grace $44.0 in 1995 and agreed to make additional payments totalling $60.2 in 1996 and 1997 (which Grace has recorded as notes receivable, after discounts, of $54.5). Pursuant to a settlement with another group of carriers, Grace received $26.8 in 1995 and expects to receive an additional payment of $9.7 in 1996. Under both settlements, Grace will continue to receive payments based on future cash outflows for asbestos-related litigation and claims; such payments are estimated to represent approximately $237.3 of the asbestos-related receivable of $321.2 at December 31, 1995.

     As a result of these settlements and a reassessment of its insurance receivable, Grace recorded a noncash net pretax charge of $15.0 ($9.7 after-tax) during the fourth quarter of 1995 to reflect a reduction in the receivable, primarily due to lower than anticipated settlements with insurance carriers and a discount on notes receivable in connection with prior settlements, partially offset by an increase in expected future reimbursements of costs to defend against and dispose of property damage cases pending at year-end 1995 and personal injury claims to be filed through 1998.

INSURANCE LITIGATION
Grace continues to seek to recover from its excess insurers the balance of the payments it has made with respect to asbestos-related litigation. As part of this effort, Grace continues to be involved in litigation with certain of its insurance carriers (having previously settled with certain primary and excess carriers, as discussed above). For the period October 1962 through June 1985 -- the most relevant period for asbestos-related litigation -- Grace purchased, on an annual basis, as much as eight levels of excess insurance coverage. (In general, excess policies provide that when claims paid exhaust coverage at one level, the insured may seek payment from the carriers at the next higher level.) For that 23-year period, the first six levels of excess insurance available from the insurance companies that Grace believes to be solvent (based primarily upon reports from a leading independent insurance rating service) provide nominal coverage of approximately $1,200.0 (including the amounts reflected in the receivable discussed above). However, (a) a portion of the personal injury lawsuits and claims pending at year-end 1995 and expected to be filed against Grace through 1998 will likely relate to periods for which no excess coverage is available; and (b) even where such excess coverage is available, the number of personal injury lawsuits and claims expected to be filed against Grace in the future is not expected to be sufficient to result in significant payments under such coverage. Further, as a result of the May 1994 decision of the U.S. Court of Appeals for the Second Circuit, discussed below, a significant portion of the nominal excess coverage is not available in connection with property damage lawsuits. In addition, $142.0 of the $1,200.0 relates to excess coverage written by a group of insurance carriers that, while currently solvent, has experienced financial difficulties in recent years. This group of carriers settled with Grace in 1995 (as discussed above). The asbestos-related receivable of $321.2 at December 31, 1995 includes $54.7 to be paid by this group; management believes this amount is fully collectible.
     As previously reported, in September 1993 the U.S. Court of Appeals for the Second Circuit ruled that, under New York law (which governs a significant portion of the policies that provide Grace's asbestos-related insurance coverage), such coverage is triggered based on the date of installation of asbestos-containing materials. As a result of this decision (which had the effect of reducing the amount of insurance coverage available to Grace with respect to asbestos property damage litigation and claims), Grace recorded a noncash pretax charge of $475.0 ($300.0 after-tax) in the 1993 third quarter. Grace reversed $316.0 ($200.0 after-tax) of the pretax charge in the 1993 fourth quarter after the court withdrew its September 1993 decision and agreed to rehear the case, but reinstated the $316.0 pretax charge ($200.0 after-tax) in the second quarter of 1994, when the court issued a new decision confirming its September 1993 decision. Because Grace's insurance covers both property damage and personal injury lawsuits and claims, the May 1994 decision has had the concomitant effect of reducing the insurance coverage available with respect to Grace's asbestos personal injury lawsuits and claims. However, in Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the personal injury and property damage lawsuits and claims pending at December 31, 1995, as well as personal injury lawsuits and claims expected to be filed through 1998. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated results of operations or financial position.

-------------------------------------------------------------------------------

3.  ACQUISITIONS AND DIVESTMENTS
-------------------------------------------------------------------------------

ACQUISITIONS
During 1995, Grace made acquisitions totalling $260.8 (inclusive of cash acquired and debt assumed), all of which involved cash purchases of kidney dialysis centers and medical imaging facilities by National Medical Care, Inc. (NMC), Grace's principal health care subsidiary. Acquisitions in the first quarter of 1995, prior to the classification of NMC as a discontinued operation (see Note 7), totalled $41.1 (inclusive of cash acquired and debt assumed). Acquisitions by NMC subsequent to the first quarter of 1995 are presented as an investing activity and are included in "Increase in net assets of discontinued operations" in the Consolidated Statement of Cash Flows.
     In 1994, Grace made acquisitions totalling $351.7 (inclusive of cash acquired and debt assumed), primarily in health care. Grace acquired Home Nutritional Services, Inc. for approximately $131.8 (inclusive of cash and assumed debt totalling $30.4) and acquired kidney dialysis centers and other health care businesses during 1994 for an aggregate of approximately $145.3 in cash. 1994 acquisitions also included construction chemicals businesses and a European flexible packaging business.
     In 1993, Grace acquired Home Intensive Care, Inc. for approximately $129.0 in cash and acquired other health care businesses for an aggregate of $115.0 in cash and $3.8 in common stock. Additionally, during 1993 Grace acquired Latin America's largest water treatment business for approximately $57.6 in cash.

DIVESTMENTS
During 1995, Grace realized gross proceeds of $58.8 (inclusive of debt assumed by the buyers) from divestments, including payments received in connection with divestments completed in prior years. The operations divested in 1995 consisted of three small units of Grace's construction products business, the composite materials business (previously classified as a discontinued operation), Grace's transportation services business and various investments.
     In 1994, Grace realized gross proceeds of $646.2 (inclusive of debt assumed by the buyers) from divestments, including payments received in connection with divestments completed in prior years. Substantially all of the businesses divested during 1994 had previously been classified as discontinued operations. Divestment proceeds received in 1994 included $42.8 for Grace's remaining interest in The Restaurant Enterprises Group, Inc. (REG).
     In 1993, Grace completed the sale of substantially all of its oil and gas operations, as well as certain corporate investments, all of which had previously been classified as discontinued operations. Other noncore businesses divested during 1993 included a 50% interest in a Japanese chemical operation and a food industry hygiene services business for approximately $31.4 and $11.2, respectively.
     See Note 7 for a discussion of divestment activity related to discontinued operations.

-------------------------------------------------------------------------------

4.  OTHER INCOME
-------------------------------------------------------------------------------


                                                       1995   1994   1993
-------------------------------------------------------------------------------
       Interest income .............................  $15.8   $1.3  $22.6
       Equity in earnings of affiliated companies ..     .2    2.1     .6
       Gains on sales of investments ...............    3.1   27.3   22.9
       Other, net ..................................   22.8   11.9   11.7
                                                      -----  -----  -----
                                                      $41.9  $42.6  $57.8
                                                      =====  =====  =====
-------------------------------------------------------------------------------

Interest income in 1995 and 1993 includes $9.8 and $20.0, respectively, relating to the settlement of prior years' Federal income tax returns. Gains on sales of investments include a 1994 gain of $27.0 on the sale of Grace's remaining interest in REG and a 1993 gain of $21.7 on the sale of a 50% interest in a Japanese chemical operation (see Note 3). Other, net in 1995 includes a $5.4 gain on the sale of Grace's transportation services business.

-------------------------------------------------------------------------------

5.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS
-------------------------------------------------------------------------------

RESTRUCTURING COSTS
During the third quarter of 1995, Grace began implementing a worldwide restructuring program aimed at streamlining processes and reducing general and administrative expenses, factory administration costs and noncore corporate research and development expenses. The program is expected to be substantially completed by the end of 1996. In the third and fourth quarters of 1995, Grace recorded pretax charges totalling $44.3 and $91.7 ($27.2 and $61.9 after-tax), respectively, comprised of $77.4 for employee termination benefits; $13.4 for plant closure and related costs, including lease termination costs; $15.5 for prior business exits and related costs; $20.8 for asset writedowns; and $8.9 for other costs. The $77.4 for employee termination benefits primarily represents severance pay and other benefits associated with the elimination of approximately 1,000 positions worldwide; more than 50% of the total cost reductions will come from corporate staff functions worldwide.
     Through December 31, 1995, Grace recorded approximately $25.4 in costs against its 1995 restructuring reserve, of which $19.6 represented cash expenditures and $5.8 represented the noncash effects of asset writedowns and losses on asset sales. The $19.6 of cash expenditures were comprised of $13.0 in partial payments of employee termination benefits for over 500 employees, $3.0 for consulting services to develop the restructuring program, and $3.6 of other costs.

ASSET IMPAIRMENTS
During 1995, Grace determined that, due to various events and changes in circumstances (including the worldwide restructuring program described above), certain long-lived assets and related goodwill were impaired. As a result, in the fourth quarter of 1995, Grace recorded a $43.5 pretax charge ($29.0 after-tax), the majority of which related to assets that will continue to be held and used in Grace's continuing operations; the charge included no significant individual components. Grace determined the amount of the charge based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value for assets to be disposed of.

--------------------------------------------------------------------------------

6.  INCOME TAXES
--------------------------------------------------------------------------------

Grace applies SFAS No. 109, "Accounting for Income Taxes," which uses an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the consolidated financial statements and tax returns. If it is more likely than not that all or a portion of a deferred tax asset will not be realized, a valuation allowance must be recognized.
     The components of (loss)/income from continuing operations before income taxes and the related (benefit from)/provision for domestic and foreign taxes are as follows:


---------------------------------------------------------------------------

                                                   1995     1994       1993
---------------------------------------------------------------------------
    Domestic ................................  $ (424.0) $  (181.7) $ (70.5)
    Foreign .................................     111.6       93.7     99.7
                                               --------  ---------  -------
                                               $ (312.4) $   (88.0) $  29.2
                                               ========  =========  =======

    Federal income taxes:
     Current ................................  $   34.3  $   (80.9) $   (.6)
     Deferred ...............................    (160.0)      (6.4)   (30.5)
    State and local income taxes - current ..        .7        1.9      3.0
    Foreign income taxes:
     Current ................................      61.0       44.0     39.8
     Deferred ...............................     (51.8)      (5.2)    (1.6)
                                               --------  ---------  -------
                                               $ (115.8) $   (46.6) $  10.1
                                               ========  =========  =======
---------------------------------------------------------------------------


     The components of (loss)/income from consolidated operations before income taxes and the related (benefit from)/provision for domestic and foreign taxes are as follows:


----------------------------------------------------------------------------------------------------------------

                                                                                           1995    1994     1993
----------------------------------------------------------------------------------------------------------------
Domestic ............................................................................  $ (480.5) $ 44.3  $  (4.6)
Foreign .............................................................................      72.7    94.8     95.9
                                                                                       --------  ------  -------
                                                                                       $ (407.8) $139.1  $  91.3
                                                                                       ========  ======  =======
Federal income taxes:
    Current .........................................................................  $  105.6  $ 25.3  $ 114.9
    Deferred ........................................................................    (226.3)  (34.8)  (147.4)
State and local income taxes - current ..............................................      21.7    21.8     32.7
Foreign income taxes:
    Current .........................................................................      68.5    49.1     44.4
    Deferred ........................................................................     (51.4)   (5.6)    20.7
                                                                                       --------  ------  -------
                                                                                       $  (81.9) $ 55.8  $  65.3
                                                                                       ========  ======  =======

----------------------------------------------------------------------------------------------------------------


    The components of consolidated (benefit from)/provision for taxes are as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                         1995     1994    1993
----------------------------------------------------------------------------------------------------------------
Continuing operations ............................................................     $ (115.8) $(46.6) $  10.1
Discontinued operations:
   Operations ....................................................................         82.6   102.4     77.5
   Loss on disposals of operations................................................        (48.7)     --    (22.3)
                                                                                       --------  ------  -------
                                                                                       $  (81.9) $ 55.8  $  65.3
                                                                                       ========  ======  =======
----------------------------------------------------------------------------------------------------------------

    At December 31, 1995 and 1994, deferred tax assets and liabilities consisted of the following items:


-----------------------------------------------------------------------------------------------------------------------
                                                                                                       1995      1994
-----------------------------------------------------------------------------------------------------------------------
Reserves not yet deductible for tax purposes ......................................................   $223.6     $254.4
Provision relating to net asbestos-related expenses ...............................................    219.4       36.2
Research and development expenses .................................................................    115.8      107.3
Postretirement benefits other than pensions .......................................................     88.9       93.3
State deferred taxes ..............................................................................     70.1       37.5
Pension and insurance reserves ....................................................................     35.2       14.8
Capitalized inventory costs and inventory reserves ................................................     11.9       15.3
Net operating loss carryforwards ..................................................................     47.1       54.4
Tax credit carryforwards ..........................................................................     27.2       49.0
Other .............................................................................................     43.9       54.4
                                                                                                      ------     ------
    Total deferred tax assets .....................................................................    883.1      716.6
                                                                                                      ------     ------

Depreciation and amortization .....................................................................    112.6      167.4
Prepaid pension cost ..............................................................................    104.8       72.3
Other .............................................................................................     20.1       21.3
                                                                                                      ------     ------
    Total deferred tax liabilities ................................................................    237.5      261.0
                                                                                                      ------     ------

Valuation allowance for deferred tax assets .......................................................     97.7      137.0
                                                                                                      ------     ------
    Net deferred tax assets .......................................................................   $547.9     $318.6
                                                                                                      ======     ======


     The valuation allowance shown above arises from uncertainty as to the realization of certain deferred tax assets, including U.S. tax credit carryforwards, state and local net operating loss carryforwards and net deferred tax assets. As a result of the favorable resolution of an audit, the valuation allowance on net operating loss carryforwards in foreign jurisdictions was reversed in 1995. Based upon anticipated future results, Grace has concluded, after consideration of the valuation allowance, that it is more likely than not that the remaining balance of the net deferred tax assets will be realized.
     At December 31, 1995, there were $25.3 of tax credit carryforwards with expiration dates primarily through 1996 and $1.9 of tax credit carryforwards with no expiration. Additionally, there were state and local and foreign net operating loss carryforwards with a tax benefit of $47.1 and various expiration dates.
     The U.S. Federal corporate tax rate reconciles to the effective tax rate for continuing operations as follows:



--------------------------------------------------------------------------------------------------

                                                                             1995     1994    1993
--------------------------------------------------------------------------------------------------
U.S. Federal corporate tax rate ........................................    (35.0)%  (35.0)%  35.0%
Increase/(decrease) in tax rate resulting from:
 Nontaxable income/nondeductible expenses ..............................      (.7)    (1.4)  (29.5)
 Basis difference on sale of investment ................................       --    (10.5)     --
 State and local income taxes, net of U.S. Federal income tax benefit ..       .2      1.5     6.8
 U.S. and foreign taxes on foreign operations ..........................      9.8       .3    75.0
 Utilization of general business credits ...............................      (.5)    (9.1)  (18.5)
 Impact of U.S. and foreign tax rate changes on deferred taxes .........       --       --   (25.2)
 Valuation allowance for deferred tax assets ...........................    (14.4)      --    (2.8)
 Other, net ............................................................      3.5      1.2    (6.2)
                                                                          -------  -------  ------
Effective tax rate .....................................................    (37.1)%  (53.0)%  34.6%
                                                                          =======  =======  ======
--------------------------------------------------------------------------------------------------



     U.S. and foreign taxes have not been provided on approximately $256.1 of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $14.9 and additional U.S. Federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

--------------------------------------------------------------------------------
7.  DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

HEALTH CARE
In June 1995, the Company announced that its Board of Directors had approved a plan to spin off NMC. As a result, Grace classified its health care business as a discontinued operation in the second quarter of 1995 and, accordingly, NMC's operations are included in "(Loss)/income from discontinued operations" in the Consolidated Statement of Operations.
     Following NMC's receipt in October 1995 of five investigative subpoenas from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG), as discussed below, the completion of the spin-off of NMC, originally expected in the 1995 fourth quarter, was delayed.
     In February 1996, Grace and Fresenius AG (Fresenius) entered into a definitive agreement to combine NMC with Fresenius' worldwide dialysis business (FWD) to create Fresenius Medical Care (FMC). As a result of the combination, FMC would acquire NMC, which would remain responsible for all liabilities arising out of the investigations, discussed below. However, Grace would retain certain health care assets, primarily a bioseparation sciences business, a health care services company and other assets (including cash and marketable securities).
     The combination would follow a borrowing of approximately $2.3 billion by NMC, a tax-free distribution of the proceeds by NMC to Grace, and a tax-free distribution by the Company, with respect to each share of its Common Stock, of one share of a newly formed corporation holding all of Grace's businesses (principally its specialty chemicals businesses) other than NMC. As a result of the separation of Grace's specialty chemicals businesses from NMC and the subsequent combination of NMC and FWD, the holders of the Company's Common Stock would own 100% of the specialty chemicals company and 44.8% of FMC, and Fresenius and other shareholders would own 55.2% of FMC. The holders of the Company's Common Stock would also own preferred stock, the value of which would be linked to the performance of FMC. Completion of the various transactions is subject to customary conditions, including the approval of the shareholders of the Company and Fresenius; U.S., German and European regulatory actions; and obtaining financing on satisfactory terms. Commitments for financing have been received, and it is expected that the various transactions will be completed by the third quarter of 1996.

OIG Investigative Subpoenas
In October 1995, NMC received five investigative subpoenas from the OIG.
The subpoenas call for the production of extensive documents relating to various aspects of NMC's business. A letter accompanying the subpoenas stated that they had been issued in conjunction with an investigation being conducted by the OIG, the U.S. Attorney for the District of Massachusetts and others, concerning possible violations of Federal laws relating to health care payments and reimbursements.
     The five subpoenas cover the following areas: (a) NMC's corporate management, personnel and employees, organizational structure, financial information and internal communications; (b) NMC's dialysis services business, principally medical director contracts and compensation; (c) NMC's treatment of credit balances resulting from overpayments received under the Medicare end stage renal disease (ESRD) program and its payment of supplemental medical insurance premiums on behalf of indigent patients; (d) NMC's LifeChem laboratory business, including documents relating to testing procedures, marketing, customers, competition and certain overpayments totalling approximately $4.9 that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993; and (e) NMC's Homecare Division and, in particular, information concerning the intradialytic parenteral nutrition (IDPN) business described below, including billing practices related to various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.
     The results of the investigation and its impact, if any, cannot be predicted at this time. In the event that a U.S. government agency believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to fines, penalties and damages or could become excluded from government reimbursement programs.
Any such result could have a material adverse effect on NMC's financial position or the results of operations of NMC and Grace.

OBRA 93
The Omnibus Budget Reconciliation Act of 1993 (OBRA 93) affected the payment of benefits under Medicare and employer health plans for certain eligible ESRD patients. In July 1994, the Health Care Financing Administration
(HCFA) issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by OBRA 93 would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, the patient's employer health plan was responsible for payment, which was generally at a rate higher than that provided under Medicare.
     In April 1995, HCFA issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the initial instruction on NMC's dialysis business. Under the new instruction, no 18-month coordination of benefits period would arise, and Medicare would remain the primary payor. HCFA further proposed that its new instruction be effective retroactive to August 1993, the effective date of OBRA 93. Consequently, NMC may be required to refund payments received from employer health plans for services provided after August 1993 under HCFA's original instruction and to re-bill Medicare for the same services, which would result in a cumulative reduction of net revenues to NMC totalling approximately $120.0 as of December 31, 1995. Effective July 1, 1995, NMC ceased to recognize the incremental revenue realized under the original instruction, which has resulted in a material reduction in NMC's operating earnings in comparison to prior periods in which NMC recognized such incremental revenue. However, NMC continued to bill the employer health plans as primary payors through December 31, 1995, at which time NMC commenced billing Medicare for the patients affected by OBRA 93.
     In May 1995, NMC filed suit in the U.S. District Court for the District of Columbia seeking a declaratory judgment with respect to HCFA's instructions relating to OBRA 93. In June 1995, the court granted NMC's motion for a preliminary injunction to preclude HCFA from retroactively enforcing its new instruction. The litigation is continuing with respect to NMC's request to permanently enjoin HCFA's new instruction, both retroactively and prospectively. While there can be no assurance that a permanent injunction will be issued, NMC believes that it will ultimately prevail in its claim that the retroactive reversal by HCFA of its original instruction relating to OBRA 93 was impermissible under applicable law. If HCFA's revised instruction is upheld, NMC's business, financial position and results of operations would be materially adversely affected, particularly if the revised instruction is applied retroactively.

IDPN Therapy
NMC administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. Since late 1993, Medicare claims processors have applied medical coverage interpretations in a manner that has sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers are pursuing various administrative and legal remedies, including administrative appeals, to address this reduction. In November 1995, NMC filed a complaint in the U.S. District Court for the Middle District of Pennsylvania seeking a declaratory judgment and injunctive relief to prevent the implementation to this policy coverage change.
     NMC management believes that its IDPN claims are consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $93.0 and $28.0 as of December 31, 1995 and 1994, respectively, and currently increasing at the rate of approximately $5.0 per month. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected. In addition, a current draft of a new coverage policy would limit or preclude continued coverage of IDPN therapy and thereby have a material adverse effect on NMC's financial position and results of operations.

Other Legal Proceedings
NMC has received multiple subpoenas from a Federal grand jury in the District of New Jersey investigating, among other things, NMC's efforts to persuade the U.S. Food and Drug Administration to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland facility, whether NMC sold defective products, the manner in which NMC handled customer complaints and the development of a new dialyzer product line. Grace has also received two subpoenas relating to this investigation. In February 1996, the U.S. Attorney for the District of New Jersey notified NMC that it is a target of the New Jersey grand jury investigation, insofar as it relates to possible violations of Federal criminal law in connection with efforts to affect the January 1991 import hold referred to above; the material element of the import hold was lifted in 1992. In addition, in December 1994, a subsidiary of NMC received a subpoena from a Federal grand jury in the Eastern District of Virginia investigating the contractual relationships between subsidiaries of NMC that provide dialysis services and third parties that provide medical directorship and related services to those subsidiaries. The outcome of these investigations and their impact, if any, on NMC's business, financial condition and results of operations cannot be predicted at this time.

COCOA, BATTERY SEPARATORS AND ENGINEERED MATERIALS AND SYSTEMS
In the second quarter of 1993, Grace classified as discontinued operations its cocoa business; its battery separators business; certain engineered materials businesses, principally its printing products, material technology and electromagnetic radiation control businesses (collectively, EMS); and other noncore businesses. At that time, a provision of $105.0 (net of an applicable tax benefit of $22.3) was recorded to reflect the losses expected on the divestment of these businesses.
     During the fourth quarter of 1995, Grace revised the divestment plan for its cocoa business. The revised plan focuses on the improvement of operating cash flow through the adoption of new strategies and a new global organizational structure, while simultaneously positioning the business for sale. Grace expects to implement the revised plan and to conclude the sale of its cocoa business by the fourth quarter of 1996. As a result of this revised divestment plan, recent trends and a reassessment of forecasts for all remaining discontinued operations, Grace recorded an additional provision of $151.3 (net of an applicable tax benefit of $48.7) related to its remaining discontinued operations, principally the cocoa business.

     During 1994, Grace sold its battery separators business and other EMS businesses for gross proceeds of $316.2, approximating prior estimates. In February 1995, Grace sold its composite materials business for gross proceeds of $3.0, leaving its microwave business as the only unsold EMS business.

GRACE ENERGY
In 1994, Grace sold substantially all of its interests in Colowyo Coal Company (Colowyo), Grace's only remaining significant energy operation, for proceeds of $218.3, including $192.8 of proceeds from a nonrecourse financing secured by a portion of the revenues from certain long-term coal contracts. Grace retained a limited partnership interest in Colowyo, entitling it to share in the revenues from these coal contracts. In 1993, Grace sold substantially all of its oil and gas operations for net cash proceeds of $386.0. The total proceeds received from these divestments approximated prior estimates.

OTHER
In 1994, Grace sold its animal genetics and Caribbean fertilizer operations for proceeds of $44.1. These and other businesses were classified as discontinued operations in 1993. In 1993, Grace completed the sale of its minority interests in Canonie Environmental Services Corporation and Grace-Sierra Horticultural Products Company for total proceeds of $41.3.
     Losses from Grace's discontinued operations, other than its discontinued health care operations, subsequent to their classification as such were $45.2, $14.2 and $54.6 in 1995, 1994 and 1993, respectively; these amounts have been charged against established reserves, including adjustments to those reserves in 1995. The sales and revenues and results of the discontinued health care operations for 1995, 1994 and 1993, and the 1993 sales and revenues and results of the other discontinued operations, prior to their classification as such, are as follows:



-----------------------------------------------------------------------------------
                                                         1995      1994      1993
-----------------------------------------------------------------------------------
HEALTH CARE
  Sales and revenues ................................  $2,076.8  $1,875.1  $1,512.9
                                                       --------  --------  --------
  Income from operations before taxes (1) ...........  $  104.6  $  227.1  $  192.0
  Income tax provision ..............................      82.6     102.4      76.7
                                                       --------  --------  --------
  Income from discontinued operations ...............  $   22.0  $  124.7  $  115.3
                                                       --------  --------  --------
-----------------------------------------------------------------------------------
COCOA, BATTERY SEPARATORS AND EMS
  Sales and revenues ................................  $     --  $     --  $  235.9
                                                       --------  --------  --------
  Loss from operations before taxes (1) .............  $     --  $     --  $    (.9)
  Income tax provision ..............................        --        --      (1.1)
                                                       --------  --------  --------
  Loss from discontinued operations .................  $     --  $     --  $   (2.0)
                                                       --------  --------  --------
-----------------------------------------------------------------------------------
OTHER
  Sales and revenues ................................  $     --  $     --  $   14.4
                                                       --------  --------  --------
  Loss from operations before taxes (1) .............  $     --  $     --  $   (1.7)
  Income tax benefit ................................        --        --        .3
                                                       --------  --------  --------
  Loss from discontinued operations .................  $     --  $     --  $   (1.4)
                                                       --------  --------  --------

Total operating results of discontinued operations ..  $   22.0  $  124.7  $  111.9
Net pretax loss on disposals of operations ..........    (200.0)       --    (127.3)
Income tax benefit on disposals of operations .......      48.7        --      22.3
                                                       --------  --------  --------

Total (loss)/income from discontinued operations ....  $ (129.3) $  124.7  $    6.9
                                                       ========  ========  ========
-----------------------------------------------------------------------------------



(1) Reflects an allocation of interest expense based on the ratio of the net assets of the businesses classified as discontinued operations as compared to Grace's total capital. The above operating results include interest expense allocations of $93.5, $60.4 and $43.9 for 1995, 1994 and 1993, respectively.

     For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Grace Cocoa Associates, L.P. (LP) (see Note 13) are included in Grace's consolidated financial statements as a component of discontinued operations, and the outside investors' interest in LP is reflected as a minority interest in the Consolidated Balance Sheet.

     The net assets of Grace's remaining discontinued operations (excluding intercompany assets) at December 31, 1995 are as follows:


                                                          HEALTH
                                                            CARE   COCOA  OTHER     TOTAL
-----------------------------------------------------------------------------------------
Current assets .......................................  $  665.9  $280.4  $21.1  $  967.4
Properties and equipment, net ........................     399.3   193.8   21.9     615.0
Investments in and advances to affiliated companies ..        --      --   35.2      35.2
Other assets .........................................     993.7    62.2   18.0   1,073.9
                                                        --------  ------  -----  --------
   Total assets ......................................  $2,058.9  $536.4  $96.2  $2,691.5
                                                        --------  ------  -----  --------

Current liabilities ..................................  $  533.8  $193.1  $12.7  $  739.6
Other liabilities ....................................      89.8    92.5   10.6     192.9
                                                        --------  ------  -----  --------
   Total liabilities .................................  $  623.6  $285.6  $23.3  $  932.5
                                                        --------  ------  -----  --------
   Net assets ........................................  $1,435.3  $250.8  $72.9  $1,759.0
                                                        ========  ======  =====  ========
-----------------------------------------------------------------------------------------

8.  OTHER BALANCE SHEET ITEMS

----------------------------------------------------------------------------------------------------------
                                                                                             1995    1994
----------------------------------------------------------------------------------------------------------
NOTES AND ACCOUNTS RECEIVABLE
Trade receivables, less allowances of $12.8 (1994 - $95.1) ...............................  $488.5  $742.0
Notes receivable from insurance carriers - current, net of discounts of $4.3 in 1995 .....    62.0   127.0
Other receivables, less allowances of $.1 (1994 - $.1) ...................................    46.3   106.7
                                                                                            ------  ------
                                                                                            $596.8  $975.7
                                                                                            ======  ======
----------------------------------------------------------------------------------------------------------

INVENTORIES
Raw and packaging materials ..............................................................  $137.1  $129.8
In process ...............................................................................    78.0    75.3
Finished products ........................................................................   248.6   289.5
General merchandise ......................................................................    76.6    62.7
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis ..............   (48.4)  (43.1)
                                                                                            ------  ------
                                                                                            $491.9  $514.2
                                                                                            ======  ======
----------------------------------------------------------------------------------------------------------

OTHER ASSETS
Prepaid pension costs ....................................................................  $245.8  $226.6
Patient relationships, less accumulated amortization of $117.2 in 1994 ...................      --   214.9
Deferred charges .........................................................................   106.9   124.9
Long-term receivables, less allowances of $24.7 (1994 - $20.6) ...........................    83.5    92.3
Long-term investments ....................................................................    69.4    79.3
Notes receivable from insurance carriers - noncurrent, net of discounts of $7.3 in 1995 ..    56.4    60.0
Patents and licenses .....................................................................    34.0    39.9
Investments in and advances to affiliated companies ......................................    17.4    56.0
Other ....................................................................................    11.9    76.9
                                                                                            ------  ------
                                                                                            $625.3  $970.8
                                                                                            ======  ======
----------------------------------------------------------------------------------------------------------

During 1995 and 1994, Grace entered into agreements to sell up to $120.0 and $320.0, respectively, of interests in designated pools of trade receivables (excluding $180.0 in 1995 pertaining to the discontinued health care operations). At December 31, 1995 and 1994, $116.0 and $296.8,
respectively, had been received pursuant to such sales (excluding $179.8 in 1995 pertaining to the discontinued health care operations); these amounts are reflected as reductions to trade accounts receivable. Under the terms of these agreements, new interests in trade receivables are sold as collections reduce previously sold trade receivables. While only interests in designated pools of trade receivables are sold, the entire designated pools are available as the sole recourse with respect to the interests sold. There is no further recourse to Grace, nor is Grace required to repurchase any of the trade receivables in the pools. The costs related to such sales are expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions.
     Inventories valued at LIFO cost comprised 21.6% and 18.9% of total inventories at December 31, 1995 and 1994, respectively. The liquidation of prior years' LIFO inventory layers in 1995, 1994 and 1993 did not materially affect cost of goods sold in any of these years.

-------------------------------------------------------------------------------
9.  PROPERTIES AND EQUIPMENT
-------------------------------------------------------------------------------

                                                          1995       1994
-------------------------------------------------------------------------
       Land .......................................  $    44.1  $    52.4
       Buildings ..................................      595.5      698.3
       Machinery, equipment and other .............    1,967.1    2,080.2
       Projects under construction ................      548.2      397.4
                                                     ---------  ---------
        Properties and equipment, gross ...........    3,154.9    3,228.3
       Accumulated depreciation and amortization ..   (1,418.8)  (1,498.2)
                                                     ---------  ---------
        Properties and equipment, net .............  $ 1,736.1  $ 1,730.1
                                                     =========  =========
-------------------------------------------------------------------------

Interest costs are incurred in connection with the financing of certain assets prior to placing them in service. Interest costs capitalized in 1995, 1994 and 1993 were $21.3, $9.4 and $7.4, respectively.
     Depreciation and lease amortization expense relating to properties and equipment amounted to $170.4, $158.0 and $146.3 in 1995, 1994 and 1993,
respectively.
     Grace's rental expense for operating leases amounted to $25.7, $28.8 and $34.3 in 1995, 1994 and 1993, respectively. See Note 12 for information regarding contingent rentals.
     At December 31, 1995, minimum future payments for operating leases are:

-------------------------------------------------------------------------
                    1996 ..........................  $ 28.0
                    1997 ..........................    22.6
                    1998 ..........................    19.0
                    1999 ..........................    15.4
                    2000 ..........................    14.5
                    Later years ...................    26.8
                                                     ------
                    Total minimum lease payments ..  $126.3
                                                     ======
-------------------------------------------------------------------------

-------------------------------------------------------------------------

     The above minimum lease payments reflect sublease income of $11.6 per year for 1996 through 2000 and a total of $28.0 in later years.

-------------------------------------------------------------------------

10.  DEBT
-------------------------------------------------------------------------

                                                                                                                 1995      1994
-------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Bank borrowings (6.2% weighted average interest rate at year-end 1995) (1) ................................  $  295.3  $     --
Current maturities of long-term debt ......................................................................      22.2     166.6
Other short-term borrowings (2) ...........................................................................     320.8     264.3
                                                                                                             --------  --------
                                                                                                             $  638.3  $  430.9
                                                                                                             ========  ========
LONG-TERM DEBT
Commercial paper (6.2% and 6.0% weighted average interest rates at year-end
  1995 and 1994, respectively) (1)                                                                           $   45.7  $    5.5
Bank borrowings (6.2% and 5.8% weighted average interest rates at year-end 1995 and 1994, respectively) (1)     304.3     103.5
8.0% Notes Due 2004 (3) ...................................................................................     300.0     300.0
7.4% Notes Due 2000 (4) ...................................................................................     287.0     300.0
7.75% Notes Due 2002 (5) ..................................................................................     131.0     150.0
6.5% Notes Due 1995 (6) ...................................................................................        --     150.0
Term Loan Agreement (6.3% weighted average interest rate at year-end 1995) (7) ............................      30.0        --
Medium-Term Notes, Series A (6.9% weighted average interest rate at year-end 1995 and 1994) (8) ...........     128.5     128.5
Sundry indebtedness with various maturities through 2002 ..................................................      91.2     127.9
                                                                                                             --------  --------
                                                                                                              1,317.7   1,265.4
Less current maturities of long-term debt .................................................................      22.2     166.6
                                                                                                             --------  --------
                                                                                                             $1,295.5  $1,098.8
                                                                                                             ========  ========

Full-year weighted average interest rate on total debt (9) ................................................       7.8%      5.8%
-------------------------------------------------------------------------------------------------------------------------------

(1) Under bank revolving credit agreements in effect at year-end 1995, Grace may borrow up to $950.0 at interest rates based upon the prevailing prime, Federal funds and/or Eurodollar rates. Of that amount, $600.0 is available under short-term facilities, with $350.0 expiring on August 29, 1996 and $250.0 expiring on September 30, 1996; and $350.0 is available under a long-term facility expiring on September 1, 1999. These agreements also support the issuance of commercial paper and bank borrowings, $645.3 of which was outstanding at December 31, 1995 (included in Short-Term and Long-Term Debt above). At December 31, 1995, the aggregate amount of net unused and unreserved borrowings under the short-term and long-term facilities was $304.7. Grace's ability to borrow under the current facilities is subject to compliance with various covenants, including maintenance of ratios of total debt to total capitalization and interest coverage.
(2) Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily of non-U.S. subsidiaries.
(3) During the third quarter of 1994, Grace sold $300.0 of 8.0% Notes Due 2004 at an initial public offering price of 99.794% of par, to yield 8.03%. Interest is payable semiannually, and the Notes may not be redeemed prior to maturity.
(4) During the first quarter of 1993, Grace sold at par $300.0 of 7.4% Notes Due 2000. Interest is payable semiannually, and the Notes may not be redeemed prior to maturity; however, Grace has repurchased Notes from time to time in response to unsolicited offers received through banks and brokers.
(5) During the third quarter of 1992, Grace sold at par $150.0 of 7.75% Notes Due 2002. Interest is payable semiannually, and the Notes may not be redeemed prior to maturity; however, Grace has repurchased Notes from time to time in response to unsolicited offers received through banks and brokers.
(6) During the fourth quarter of 1992, Grace sold $150.0 of 6.5% Notes Due 1995 at an initial public offering price of 99.758% of par, to yield 6.59%. The Notes were paid at maturity in the fourth quarter of 1995.
(7) During the second quarter of 1995, Grace entered into a three-year term loan agreement with a maturity date of April 24, 1998. The agreement provides for interest at a Eurodollar floating rate, with interest payable semiannually.
(8) During the second quarter of 1994, Grace entered into an agreement providing for the issuance and sale from time to time of its Medium-Term Notes, Series A (MTNs), with an aggregate issue price of up to $300.0. The MTNs may bear interest at either fixed or floating rates and have maturity dates more than nine months from their respective dates of issuance. Interest on each fixed rate MTN is payable semiannually, and interest on each floating rate MTN is payable as established at the time of issuance.
(9) Computation includes interest expense allocated to discontinued operations.

Payment of a majority of Grace's borrowings may be accelerated, and its principal borrowing agreements terminated, upon the occurrence of a default under certain Grace borrowings.
     Scheduled maturities of long-term debt outstanding at December 31, 1995 are: 1996 - $22.2; 1997 - $113.2; 1998 - $46.4; 1999 - $351.2; 2000 -
$350.3; and thereafter - $434.4.
     Interest expense, excluding related financing costs and amounts allocated to discontinued operations, for 1995, 1994 and 1993 amounted to $53.3, $30.9 and $33.7, respectively. Including amounts allocated to discontinued operations, interest payments made in 1995, 1994 and 1993, excluding related financing costs, amounted to $183.1, $101.8 and $109.0, respectively.
     A registration statement that became effective in 1994 covers $750.0 of debt and/or equity securities that may be sold from time to time. At December 31, 1995, $321.5 (including up to $171.5 of MTNs) remain available under the registration statement.

--------------------------------------------------------------------------------
11.  FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------
LONG-TERM DEBT/INTEREST RATE AGREEMENTS
To manage exposure to changes in interest rates, Grace enters into interest rate agreements, most of which have the effect of converting fixed-rate debt into variable-rate debt based on the London Interbank Offered Rate. At
December 31, 1995 and 1994, the notional amounts of Grace's interest rate swaps consist of the following: $1,219.5 and $1,013.5, respectively, which convert fixed-rate debt into variable-rate debt; and $626.0 and $1,200.0, respectively, which convert variable-rate debt into fixed-rate debt.
Notional amounts do not quantify risk or represent assets or liabilities of Grace, but are used in the calculation of cash settlements under the agreements.
     Grace's debt and interest rate management objective is to reduce its cost of funding over the long term, considering economic conditions and their potential impact on Grace. The strategy emphasizes improving liquidity by developing and maintaining access to a variety of long-term and short-term capital markets. Grace enters into standard interest rate swaps that have readily identifiable impacts on interest cost and are characterized by broad market liquidity. Grace is not a party to leveraged interest rate agreements.
     During 1995 and 1994, Grace realized (negative)/positive cash flows of $(16.5) and $10.0, respectively, from interest rate agreements. Realized gains and losses on interest rate agreements are amortized to interest expense over a period relevant to the agreement (1 - 10 years); at December
31, 1995 and 1994, unamortized net gains were $31.7 and $43.0, respectively.
At December 31, 1995 and 1994, Grace would have been required to pay $32.5 and $118.1, respectively, to retire these agreements. The maturities and notional amounts of the swaps closely match underlying debt instruments.
This will result in the changes in the fair value of swaps being substantially offset by changes in the fair value of the debt.

FAIR VALUE OF FINANCIAL INSTRUMENTS
At December 31, 1995 and 1994, the recorded value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments. Additionally, the recorded value of both long-term investments and receivables approximated fair values. At December 31, 1995 and 1994, the fair value of long-term debt was $1,361.1 and $1,212.1, respectively. Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. Grace does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY CONTRACTS
Grace conducts business in a wide variety of currencies and consequently enters into foreign exchange forward and option contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date. At December 31, 1995 and 1994, Grace had notional principal amounts of approximately $45.5 and $10.0, respectively, in contracts to buy or sell foreign currency in the future. The recorded values at December 31, 1995 and 1994, which approximated fair value based on exchange rates at December 31, 1995 and 1994, were not significant.

CREDIT RISK
Grace is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. The counterparties to Grace's interest rate swap agreements and currency exchange contracts comprise a diversified group of major financial institutions, all of which are rated investment grade. Credit risk is further reduced by bilateral netting agreements between Grace and its counterparties. As of December 31, 1995, Grace's credit exposure was insignificant and limited to the fair value stated above; Grace believes the risk of incurring losses due to credit risk is remote.

MARKET RISK
Exposure to market risk on financial instruments results from fluctuations in interest and currency rates during the periods in which the contracts are outstanding. The mark-to-market valuations of interest rate, foreign currency agreements and of associated underlying exposures are closely monitored at all times. Grace uses portfolio sensitivities and stress tests to monitor risk. Overall financial strategies and the effects of using derivatives are reviewed periodically.

--------------------------------------------------------------------------------
12.  COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

Grace is the named tenant or guarantor with respect to certain leases entered into by previously divested businesses. The leases, some of which extend through the year 2015, have future minimum lease payments aggregating $121.6 (including leases assigned to the previously divested Hermans business having future minimum lease payments of $14.6), offset by $119.8 of future minimum rental income from tenants and subtenants.
     In addition, Grace is the named tenant or guarantor with respect to leases entered into by a previously divested home center business that had been rejected in bankruptcy. These leases have future minimum lease payments of $47.0, fully offset by $48.5 of future minimum rental income from tenants and subtenants.
     Grace is also contingently liable with respect to leases entered into by REG's subsidiaries. After undergoing a reorganization in 1993, REG (now named Family Restaurants, Inc.) has agreed to indemnify Grace with respect to these leases. At December 31, 1995, these leases have future minimum lease payments of $64.2, fully offset by future minimum rental income from tenants and subtenants.
     Grace believes that the risk of significant loss from the above lease obligations is remote, except that Grace may incur losses relating to the Hermans and REG leases as the result of recent developments. The likelihood and amounts of these losses cannot be reasonably estimated. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by the tenants and subtenants.
     Grace is subject to loss contingencies resulting from environmental laws and regulations that, among other things, impose obligations to remove or mitigate the effects on the environment of the disposal or release of substances at various sites. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a loss is probable and can be reasonably estimated. At December 31, 1995, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totalled approximately $280.3, as compared to $216.0 at December 31, 1994. The principal reason for this increase is a change in the estimated costs of remediation at former manufacturing sites.
     In 1995 and 1994, periodic provisions were recorded for environmental and plant closure expenses, which include the costs of future environmental investigatory and remediation activities. Additionally, in the fourth quarter of 1995 and first quarter of 1994, Grace recorded pretax provisions of $77.0 and $40.0 ($50.0 and $26.0 after-tax), respectively, principally to provide for future costs related to remediation activities required at former manufacturing sites. These provisions are included in the Consolidated Statement of Operations as part of cost of goods sold and operating expenses. In 1995, 1994 and 1993, Grace incurred costs of $31.3, $30.8 and $44.4, respectively, to remediate its environmentally impaired sites. These amounts have been charged against the previously established reserves. Future cash outlays for remediation costs are expected to total $30.0 in 1996 and $20.0 in 1997. Grace considers its current reserves to be adequate to cover its environmental liabilities. Additionally, Grace's classification between current and noncurrent liabilities with respect to its environmental reserves is considered appropriate in relation to expected future cash outlays.
     Grace's environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated. The measurement of the liability is evaluated quarterly based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcome of which is subject to various uncertainties) and/or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for adjustments to the recorded accruals.
     See Note 7 for a discussion of commitments and contingent liabilities pertaining to NMC.

--------------------------------------------------------------------------------
13.  MINORITY INTEREST
--------------------------------------------------------------------------------

Minority interest consists of a limited partnership interest in LP. The total capital of LP at December 31, 1995 was approximately $1,488.0. LP's assets consist of Grace Cocoa's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities and guaranteed by the Company and its principal operating subsidiary, and cash. Grace had $347.0 of borrowings from LP at December 31, 1995. Four Grace entities serve as general partners of LP and own general partnership interests totalling 79.03% in LP; the sole limited partner of LP, which initially acquired its interest in LP in exchange for a $300.0 cash capital contribution ($297.0 of which was funded by outside investors), owns a 20.97% limited partnership interest in LP. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements as a component of discontinued operations and the outside investors' interest in LP is reflected as a minority interest.

--------------------------------------------------------------------------------
14.  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

The weighted average number of shares of common stock outstanding during 1995 was 95,822,000 (1994 - 93,936,000; 1993 - 91,461,000).
     The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued at December 31, 1995, approximately 7,655,000 shares were reserved for issuance pursuant to stock options and other stock incentives. In addition, at December 31, 1995, approximately 105,084,000 shares were reserved for issuance under Common Stock Purchase Rights (Rights). A Right is issued for each outstanding share of common stock; the Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

Preferred stocks authorized, issued and outstanding are:


                                                                                             Par Value of
                                       Shares as of December 31, 1995                      Shares Outstanding
                              ----------------------------------------------------  -----------------------------
                                       Authorized                   In        Out-
                                       and Issued             Treasury    standing    1995       1994        1993
                              -------------------  -------------------  ----------  ------  -------------  ------
6% Cumulative (1)                          40,000                3,540      36,460    $3.6       $3.6        $3.6
8% Cumulative Class A (2)                  50,000               33,644      16,356     1.6        1.6         1.6
8% Noncumulative Class B (2)               40,000               18,423      21,577     2.2        2.2         2.2
                                                                                    ------  ---------      ------
                                                                                      $7.4       $7.4        $7.4
                                                                                    ======  =========      ======
--------------------------------------------------------------------------------

(1) 160 votes per share.
(2) 16 votes per share.

     Dividends paid on the preferred stocks amounted to $.5 in each of 1995, 1994 and 1993.
     The Certificate of Incorporation also authorizes 5,000,000 shares of Class C Preferred Stock, $1 par value, none of which has been issued.

--------------------------------------------------------------------------------
15.  STOCK INCENTIVE PLANS
--------------------------------------------------------------------------------

Stock options are granted under the Company's stock incentive plans. Each option has an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options become exercisable at the time or times determined by the Compensation Committee and may have terms of up to ten years and one month.

     Changes in outstanding common stock options are summarized below:

--------------------------------------------------------------------------------------------------------------

                                          1995                       1994                       1993
                                   ---------------------  -------------------------  -------------------------
                                                 AVERAGE                    Average                    Average
                                        NUMBER  EXERCISE     Number        Exercise     Number        Exercise
                                     OF SHARES     PRICE  of Shares           Price  of Shares           Price
--------------------------------------------------------------------------------------------------------------
Balance at beginning of year ....    7,612,888    $38.08  6,965,304          $36.48  6,365,187          $35.09
Options granted .................    1,704,150     46.66  1,358,900           42.27  1,461,425           38.00
                                   -----------            ---------                  ---------
                                     9,317,038            8,324,204                  7,826,612
Options exercised ...............  (3,551,123)     38.30  (606,444)           29.21  (683,255)           25.89
Options terminated or canceled ..     (71,719)     42.27  (104,872)           37.33  (178,053)           40.13
                                   -----------            ---------                  ---------
Balance at end of year ..........    5,694,196     40.45  7,612,888           38.08  6,965,304           36.48
                                   ===========            =========                  =========
--------------------------------------------------------------------------------------------------------------

     At December 31, 1995, options covering 4,172,391 shares (1994 - 5,633,761; 1993 - 5,056,256) were exercisable and 1,913,163 shares (1994 -
3,547,094; 1993 - 1,804,122) were available for additional grants. Currently outstanding options expire on various dates between February 1996 and July 2005.
     Grace will adopt the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. However, Grace anticipates that it will continue to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.

--------------------------------------------------------------------------------
16.  PENSION PLANS
--------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with Federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods because of differing local laws and customs and therefore cannot be summarized. Approximately 60% of U.S. and non-U.S. plan assets at December 31, 1995 were common stocks, with the remainder primarily fixed income securities.
     Pension cost/(benefit) is comprised of the following components:

---------------------------------------------------------------------------------------------------------------------
                                                             1995                  1994                 1993
                                                     --------------------     ----------------  ---------------------
                                                      U.S.       NON-U.S.     U.S.     Non-U.S.    U.S.      Non-U.S.
---------------------------------------------------------------------------------------------------------------------
Service cost on benefits earned during the year .... $  14.6       $ 10.5     $ 19.8    $ 13.4     $  12.7     $  9.5
Interest cost on benefits earned in prior years ....    50.6         21.4       46.9      19.3        33.8       17.1
Actual (return)/loss on plan assets ................  (132.3)       (52.0)      16.9      10.6      (101.7)     (56.7)
Deferred loss/(gain) on plan assets ................    71.1         26.2      (84.6)    (37.4)       55.1       36.0
Amortization of net gains and prior service costs ..     (.8)         (.8)      (7.1)     (1.6)       (4.9)      (1.7)
                                                     -------       ------     ------    ------     -------     ------
Net pension cost/(benefit) ......................... $   3.2       $  5.3     $ (8.1)   $  4.3     $  (5.0)    $  4.2
                                                     =======       ======     ======    ======     =======     ======
---------------------------------------------------------------------------------------------------------------------

    The funded status of these plans was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                  U.S.                           NON-U.S.
---------------------------------------------------------------------------------------------------------------------
                                                     ASSETS EXCEED   ACCUMULATED       ASSETS EXCEED     ACCUMULATED
                                                      ACCUMULATED      BENEFITS         ACCUMULATED       BENEFITS
                                                       BENEFITS      EXCEED ASSETS       BENEFITS       EXCEED ASSETS
                                                     -------------   --------------    -------------    -------------
                                                      1995   1994    1995     1994     1995     1994    1995     1994
---------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
Vested...........................................    $679.6  $536.2 $ 52.0   $ 39.0   $133.5   $114.2 $ 67.5   $ 57.2
                                                     ------  ------ ------   ------   ------   ------ ------   ------
Accumulated benefit obligation...................    $680.4  $540.8 $ 52.0   $ 39.0   $133.9   $115.3 $ 75.1   $ 64.4
                                                     ------  ------ ------   ------   ------   ------ ------   ------
Total projected benefit obligation...............    $710.0  $596.3 $ 55.7   $ 40.4   $189.4   $158.5 $ 92.4   $ 81.8
Plan assets at fair value........................     795.8   751.6     --       --    302.5    255.8    7.3     12.5
                                                     ------  ------ ------   ------   ------   ------ ------   ------
Plan assets in excess of/(less than) projected
benefit obligation...............................      85.8   155.3  (55.7)   (40.4)   113.1     97.3  (85.1)   (69.3)
Unamortized net (gain)/loss at initial adoption..     (73.7)  (89.5)   4.9      5.6     (6.3)    (8.4)   4.5      4.6
Unamortized prior service cost...................      41.7    13.0   16.3     18.3      3.6      4.0     --       --
Unrecognized net loss/(gain).....................      97.6    62.3    8.6      1.1    (16.0)    (7.4)  (3.2)    (5.6)
                                                     ------  ------ ------   ------   ------   ------ ------   ------
Prepaid/(accrued) pension cost...................    $151.4  $141.1 $(25.9)  $(15.4)  $ 94.4   $ 85.5 $(83.8)  $(70.3)
                                                     ======  ====== ======   ======   ======   ====== ======   ======
---------------------------------------------------------------------------------------------------------------------

The following significant assumptions were used in 1995, 1994 and 1993:

------------------------------------------------------------------------------------------------------------------------------------
                                                              1995                       1994                     1993
                                                      --------------------       --------------------     --------------------
                                                      U.S.        NON-U.S.       U.S.        Non-U.S.     U.S.      Non-U.S.
------------------------------------------------------------------------------------------------------------------------------------
Discount rate at December 31, ......................  7.25%    5.1 - 11.6%       8.5%     5.0 - 12.0%     7.5%     4.5 -   9.2%
Expected long-term rate of return ..................  9.0      6.0 - 10.5        9.0      6.0 - 10.5      9.0      6.0 -  10.5
Rate of compensation increase ......................  4.5      4.0 -  7.5        5.5      4.0 -  7.5      5.5      3.5 -   7.5
------------------------------------------------------------------------------------------------------------------------------------

     Grace's Retirement Plan for Salaried Employees (Plan) contains provisions under which the Plan would automatically terminate in the event of a change in control of the Company, and Plan benefits would be secured through the purchase of annuity contracts. Upon such termination, a portion of the Plan's excess assets would be placed in an irrevocable trust to fund various employee benefit plans and arrangements of Grace, and any balance would be returned to Grace.
     During 1995, Grace approved a cost-of-living increase, effective January 1, 1996, for retirees under the Plan and Grace's Retirement Plan for Hourly Employees of Canadian subsidiaries.

--------------------------------------------------------------------------------
17.  OTHER POSTRETIREMENT BENEFIT PLANS
--------------------------------------------------------------------------------

Grace provides certain other postretirement health care and life insurance benefits for retired employees of specified U.S. units. These retiree medical and life insurance plans provide various levels of benefits to employees (depending on their date of hire) who retire from Grace after age 55 with at least 10 years of service. The plans are currently unfunded.
     Grace applies SFAS No. 106, which requires the accrual method of accounting for the future costs of postretirement health care and life insurance benefits over the employees' years of service. Grace pays the costs of postretirement benefits as they are incurred.
     Included in other liabilities as of December 31, 1995 and 1994 are the following:

-----------------------------------------------------------------------------
                                                            1995    1994
-----------------------------------------------------------------------------
        Accumulated postretirement benefit obligation:
          Retirees .....................................  $209.0  $192.6
          Fully eligible participants ..................    15.2    12.1
          Active ineligible participants ...............    34.4    26.3
                                                          ------  ------
        Accumulated postretirement benefit obligation ..   258.6   231.0
          Unrecognized net loss ........................   (54.9)  (28.5)
          Unrecognized prior service benefit ...........    44.3    48.6
                                                          ------  ------
        Accrued postretirement benefit obligation ......  $248.0  $251.1
                                                          ======  ======
-----------------------------------------------------------------------------

     Net periodic postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 is comprised of the following components:


----------------------------------------------------------------------------------------
                                                                    1995   1994   1993
----------------------------------------------------------------------------------------
Service cost ....................................................  $ 1.6  $ 2.1  $ 2.2
Interest cost on accumulated postretirement benefit obligation ..   18.3   16.2   13.2
Amortization of net loss ........................................     .2    1.2     .2
Amortization of prior service benefit ...........................   (4.3)  (4.3)  (4.5)
                                                                   -----  -----  -----
Net periodic postretirement benefit cost ........................  $15.8  $15.2  $11.1
                                                                   =====  =====  =====
----------------------------------------------------------------------------------------

     During 1992, Grace's retiree medical plans were amended to increase cost sharing by employees retiring after January 1, 1993. This amendment decreased the accumulated postretirement benefit obligation by $44.3 at December 31, 1995 and will be amortized over an average remaining future service life of approximately 11 years.
     Medical care cost trend rates were projected at 10.7% in 1995, declining to 6.0% through 2003 and remaining level thereafter. A one percentage point increase in each year's assumed medical care cost trend rate, holding all other assumptions constant, would increase the annual net periodic postretirement benefit cost by $2.5 and the accumulated postretirement benefit obligation by $20.2. The discount rates at December 31, 1995, 1994 and 1993 were 7.25%, 8.5% and 7.5%, respectively.
     Effective January 1, 1994, Grace adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for nonaccumulating postemployment benefits. Grace's primary postemployment obligation is for disabled workers' medical benefits. These are currently included in accrued postretirement costs under SFAS No. 106. The adoption of SFAS No. 112 did not have a material effect on Grace's results of operations or financial position.

--------------------------------------------------------------------------------
18.  GEOGRAPHIC AREA INFORMATION
--------------------------------------------------------------------------------

The table below presents information related to Grace's specialty chemicals segment (its only industry segment) by geographic area for the years 1995 -1993.


                                             United                     Asia    Latin
                                             States  Canada  Europe  Pacific  America   Total
---------------------------------------------------------------------------------------------
Sales and revenues ..................  1995  $1,693    $128  $1,147     $445     $253  $3,666
                                       1994   1,558     121     955      366      218   3,218
                                       1993   1,432     123     852      307      182   2,896

Pretax operating (loss)/income (1) ..  1995   (120)      23      39       62       10      14
                                       1994   (133)       9      69       56       20      21
                                       1993      23       7      38       44       13     125

Identifiable assets (2) .............  1995   2,031     101     998      411      246   3,787
                                       1994   1,796      83     905      308      208   3,300
                                       1993   2,042      81     720      243      154   3,240
---------------------------------------------------------------------------------------------



     Pretax operating income and total identifiable assets for the specialty chemicals segment are reconciled below to income from continuing operations before income taxes and consolidated total assets, respectively, as presented in the Consolidated Statement of Operations and the Consolidated Balance Sheet. Grace allocates to its specialty chemicals segment general corporate overhead expenses, general corporate research expenses and certain other income and expense items that can be identified with specialty chemicals operations.
--------------------------------------------------------------------------------

                                                                                     1995    1994    1993
---------------------------------------------------------------------------------------------------------
Pretax operating income - specialty chemicals segment (1) .......................  $   14  $   21  $  125
Interest expense and related financing costs ....................................     (71)    (50)    (43)
Corporate restructuring costs and asset impairments/other activities ............    (122)     --      --
Provisions relating to environmental liabilities at former manufacturing sites ..     (77)    (40)     --
Provision for corporate governance ..............................................     (30)     --      --
Gain on sale of remaining interest in REG .......................................      --      27      --
Corporate expenses previously allocated to health care operations (3) ...........     (38)    (37)    (37)
Other income/(expenses), net ....................................................      12      (9)    (16)
                                                                                   ------  ------  ------
(Loss)/income from continuing operations before income taxes ....................  $ (312) $  (88) $   29
                                                                                   ======  ======  ======
---------------------------------------------------------------------------------------------------------
Identifiable assets - specialty chemicals segment (2) ...........................  $3,787  $3,300  $3,240
General corporate assets (4) ....................................................     752     860     811
Discontinued operations' net assets .............................................   1,759   2,071   2,058
                                                                                   ------  ------  ------
Total assets ....................................................................  $6,298  $6,231  $6,109
                                                                                   ======  ======  ======

--------------------------------------------------------------------------------

(1) Includes (a) 1995, 1994 and 1993 pretax provisions of $275, $316 and $159, respectively, relating to asbestos-related liabilities and insurance coverage (see Note 2 for further information); and (b) a 1995 pretax charge of $98 relating to restructuring costs, asset impairments and other costs (see Note 5 for further information).
(2) Includes asbestos-related receivables and settlements due from insurance carriers, net of discounts, of $321 and $118, respectively, in 1995; $513 and $187, respectively, in 1994; and $962 and $114, respectively, in 1993.
(3) These costs will not be assumed by NMC following the completion of its proposed separation from Grace, and it is expected that these costs will be eliminated.
(4) General corporate assets consist principally of deferred tax assets, prepaid pension costs, and corporate receivables and investments.

--------------------------------------------------------------------------------
19.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

As more fully discussed in Note 7, in February 1996, Grace and Fresenius entered into a definitive agreement to combine NMC with Fresenius' worldwide dialysis business. The transaction is expected to be completed by the third quarter of 1996.
     In March 1996, Grace announced that it had entered into a definitive agreement to sell its Grace Dearborn water treatment and process chemicals business to Betz Laboratories, Inc. for $632.0. The transaction is expected to be completed in the second quarter of 1996.

--------------------------------------------------------------------------------
QUARTERLY SUMMARY AND STATISTICAL INFORMATION  Unaudited - dollars in millions, except per share
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
QUARTER ENDED                                      1Q              2Q          3Q              4Q
-------------------------------------------------------------------------------------------------------
1995
Total sales and revenues ...................    $ 853.4         $ 932.3      $ 946.4         $ 933.4
Cost of goods sold and operating expenses ..      500.9           550.7        566.0           626.1
Net income/(loss) ..........................       47.5(3)         78.7         21.7(4)       (473.8)(5)
Earnings/(loss) per share: (1)
    Net earnings/(loss) ....................    $   .50         $   .83      $   .22         $ (4.87)

Fully diluted earnings per share:
    Net earnings/(loss) ....................    $   .49         $   .80      $   .22         $   -- (6)

Dividends declared per common share ........    $   .35         $   .35      $   .35         $  .125

Market price of common stock: (2)
    High ...................................    $54 1/2         $65 1/8      $71 1/4         $66 1/4
    Low ....................................     38 1/2          51 3/8       61 9/16         54 3/4
    Close ..................................     53 1/4          61 3/8       66 3/4          59 1/8
-------------------------------------------------------------------------------------------------------

1994 (7)
Total sales and revenues ...................    $ 675.4         $ 782.9      $ 815.5         $ 944.4
Cost of goods sold and operating expenses ..      437.8           464.5        475.0           523.5
Net income/(loss) ..........................       38.2(8)       (134.3)(9)     76.0           103.4
Earnings/(loss) per share: (1)
    Net earnings/(loss) ....................    $   .41         $ (1.43)     $   .81         $  1.10

Fully diluted earnings per share:
    Net earnings/(loss) ....................    $   .40         $   -- (6)   $   .80         $  1.09

Dividends declared per common share ........    $   .35         $   .35      $   .35         $   .35

Market price of common stock: (2)
    High ...................................    $46 1/2         $    43      $42 3/8         $41 1/8
    Low ....................................     40 3/8              39       38 1/4              36
    Close ..................................     41 1/4          39 7/8       41 1/2          38 5/8
-------------------------------------------------------------------------------------------------------

(1) Per share results for the four quarters differ from full-year per share results, as a separate computation of earnings per share is made for each quarter presented.
(2)  Principal market:  New York Stock Exchange.
(3)  Includes a $12.5 charge for matters relating to corporate governance.
(4) Includes a $27.1 charge for restructuring costs; a $6.1 charge for matters relating to corporate governance; and a $33.5 charge to the discontinued health care operations, primarily relating to asset impairments.
(5) Includes a $178.7 provision relating to asbestos-related liabilities and insurance coverage; a $50.0 provision for environmental liabilities; a $116.9 charge for restructuring costs, asset impairments and other items; a $151.3 provision for other discontinued operations; and a $68.9 charge to the discontinued health care operations, primarily relating to asset impairments and other items.
(6)  Not presented as the effect is anti-dilutive.
(7) Certain amounts have been reclassified to conform to the 1995 presentation.
(8) Includes a $27.0 gain on the sale of Grace's remaining interest in The Restaurant Enterprises Group, Inc. (REG), offset by a $26.0 provision, primarily for environmental liabilities.
(9) Includes a $200.0 reinstatement of a provision relating to asbestos-related insurance coverage.

-------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES, NET FIXED ASSETS AND DEPRECIATION AND
LEASE AMORTIZATION  Dollars in millions
-------------------------------------------------------------------------------------------------------------

                                                                                          Depreciation and
                                 Capital Expenditures (1)       Net Fixed Assets        Lease Amortization (2)
                                ------------------------   --------------------------   ---------------------
                                1995     1994     1993       1995      1994      1993    1995    1994    1993
-------------------------------------------------------------------------------------------------------------
OPERATING GROUP
Specialty chemicals ..........  $459     $329     $209     $1,581    $1,262    $1,049    $155    $144    $135
General corporate ............    49       30       21        155       144       128      15      14      11
                                ----     ----     ----     ------    ------    ------    ----    ----    ----
Total continuing operations ..   508      359      230      1,736     1,406     1,177     170     158     146
Discontinued operations ......    30       86       80         --       324       277      --      --      --
                                ----     ----     ----     ------    ------    ------    ----    ----    ----
Total ........................  $538     $445     $310     $1,736    $1,730    $1,454    $170    $158    $146
                                ====     ====     ====     ======    ======    ======    ====    ====    ====

-------------------------------------------------------------------------------------------------------------

GEOGRAPHIC LOCATION
United States and Canada .....  $246     $202     $126     $  869    $  714    $  608    $ 75    $ 77    $ 74
Europe .......................   100       75       57        441       382       321      59      51      46
Other areas ..................   113       52       26        271       166       120      21      16      15
                                ----     ----     ----     ------    ------    ------    ----    ----    ----
Subtotal .....................   459      329      209      1,581     1,262     1,049     155     144     135
General corporate ............    49       30       21        155       144       128      15      14      11
                                ----     ----     ----     ------    ------    ------    ----    ----    ----

Total continuing operations ..   508      359      230      1,736     1,406     1,177     170     158     146
Discontinued operations ......    30       86       80         --       324       277      --      --      --
                                ----     ----     ----     ------    ------    ------    ----    ----    ----
Total ........................  $538     $445     $310     $1,736    $1,730    $1,454    $170    $158    $146
                                ====     ====     ====     ======    ======    ======    ====    ====    ====
-------------------------------------------------------------------------------------------------------------

(1) Excludes capital expenditures of discontinued operations subsequent to their classification as such.
(2) Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

---------------------------------------------------------------------------------------------------------------------------------

FINANCIAL SUMMARY (1)  Dollars in millions, except per share amounts
---------------------------------------------------------------------------------------------------------------------------------
                                                                   1995         1994            1993         1992          1991
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Sales and revenues ............................................  $3,665.5     $3,218.2        $2,895.5     $3,061.8      $3,326.2
Cost of goods sold and operating expenses .....................   2,243.7      1,900.8         1,746.7      1,871.8       2,027.9
Depreciation and amortization .................................     186.3        165.0           153.5        164.5         178.3
Interest expense and related financing costs ..................      71.3         49.5            42.9         49.4          73.7
Research and development expenses .............................     120.6        106.8           111.5        105.2         102.0
(Loss)/income from continuing operations before
  income taxes.................................................    (312.4)       (88.0)           29.2         81.3         256.5
(Benefit from)/provision for income taxes .....................    (115.8)       (46.6)           10.1         79.9          99.1
Income from continuing operations before special items (2) ....     194.7        157.6           119.1        146.5         153.9
(Loss)/income from continuing operations ......................    (196.6)       (41.4)           19.1          1.4         157.4
(Loss)/income from discontinued operations (3) ................    (129.3)       124.7             6.9       (105.9)         61.2
Cumulative effect of accounting changes .......................        --           --              --       (190.0)           --
Net (loss)/income .............................................    (325.9)        83.3            26.0       (294.5)        218.6
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets ................................................  $1,681.3     $2,228.9        $2,077.6     $2,091.4      $1,990.0
Current liabilities ...........................................   2,214.2      2,231.5         1,992.6      1,639.6       1,622.1
Properties and equipment, net .................................   1,736.1      1,730.1         1,454.1      1,707.9       2,558.2
Total assets ..................................................   6,297.6      6,230.6         6,108.6      5,598.6       6,007.1
Total debt ....................................................   1,933.8      1,529.7         1,706.1      1,819.2       2,259.4
Shareholders' equity - common stock ...........................   1,224.4      1,497.1         1,510.2      1,537.5       2,017.7
---------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE
Earnings from continuing operations before special items (2) ..  $   2.03     $   1.68        $   1.30     $   1.63      $   1.76
(Loss)/earnings from continuing operations ....................     (2.05)        (.45)            .20          .01          1.80
Cumulative effect of accounting changes .......................        --           --              --        (2.12)           --
Net (loss)/earnings ...........................................     (3.40)         .88             .28        (3.29)         2.50
Dividends .....................................................     1.175         1.40            1.40         1.40          1.40
Book value ....................................................     12.57        15.91           16.16        17.10         22.77
Average common shares outstanding (thousands) .................    95,822       93,936          91,461       89,543        87,236
---------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Dividends paid on common stock ................................  $  112.1     $  131.5        $  127.9    $   125.4      $  122.0
Capital expenditures ..........................................     537.6        444.6           309.6        398.4         447.0
% Total debt to total capital .................................      61.1%        50.4%           52.9%        54.1%         52.7%
Common shareholders of record .................................    19,496       18,501          19,358       20,869        21,949
Common stock price range ..................................... 71 1/4-38 1/2   46 1/2-36    41 1/4-34 5/8     45-32    40 3/4-23 3/8
Number of employees - continuing operations (thousands) .......      21.2         20.6            20.4         20.0          21.5
---------------------------------------------------------------------------------------------------------------------------------

(1) Certain prior year amounts have been reclassified to conform to the 1995 presentation.
(2)  Income from continuing operations before special items reconciles to
     (loss)/income from continuing operations as follows:

                                                                   1995        1994             1993        1992          1991
                                                                 --------     -------         -------     -------        ------

    Income from continuing operations before special items ....  $  194.7     $ 157.6         $ 119.1     $ 146.5        $153.9
    Special items (after-tax):
     Provision for corporate governance .......................     (18.6)         --              --          --            --
     Gain on sale of remaining interest in REG ................        --        27.0              --          --            --
     Restructuring costs and asset impairments/other activities    (144.0)         --              --          --            --
     Provisions for environmental liabilities at former
        manufacturing sites ...................................     (50.0)      (26.0)             --          --            --
     Provision relating to a fumed silica plant ...............        --          --              --      (140.0)           --
     Postretirement benefits prior to plan amendments .........        --          --              --        (5.1)           --
     Strategic restructuring gain .............................        --          --              --          --           3.5
     Provisions relating to asbestos-related liabilities
        and insurance coverage ................................    (178.7)     (200.0)         (100.0)         --            --
                                                                 --------     -------         -------     -------        ------
    (Loss)/income from continuing operations ..................  $ (196.6)    $ (41.4)        $  19.1     $   1.4        $157.4
                                                                 ========     =======         =======     =======        ======


     The special items included in the foregoing table have also been excluded in determining earnings per common share from continuing operations before special items.
(3)  Includes income of $22.0, $124.7 and $115.3 in 1995, 1994 and 1993, respectively, from the discontinued health care operations.  1995 health care results reflect special charges totalling $102.4, relating to asset impairments of $83.6, the phase-out of certain of Grace's health care research programs of $5.6, additional costs associated with Grace's long-term incentive programs applicable to NMC of $4.8, changes in accounting estimates of $1.8 and other items totalling $6.6.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
REVIEW OF OPERATIONS

OVERVIEW
Sales and revenues increased 14% in 1995 over 1994, as compared to an increase of 11% in 1994 over 1993.
     (Loss)/income from continuing operations was $(196.6) million, $(41.4) million and $19.1 million in 1995, 1994 and 1993, respectively. These results reflected (a) 1995, 1994 and 1993 pretax provisions of $275.0 million, $316.0 million and $159.0 million ($178.7 million, $200.0 million and $100.0 million after-tax), respectively, relating to asbestos-related liabilities and insurance coverage (see "Financial Condition:
Asbestos-Related Matters" below and Note 2 to the Consolidated Financial Statements for further information); (b) 1995 and 1994 pretax provisions of $77.0 million and $40.0 million ($50.0 million and $26.0 million after-tax), respectively, relating to environmental liabilities (see "Financial
Condition: Environmental Matters" below for further information); (c) a 1995 pretax charge of $220.0 million ($144.0 million after-tax) relating to restructuring costs, asset impairments and other costs (see "Statement of
Operations: Restructuring Costs, Asset Impairments and Other Costs" below for further information); (d) a 1995 pretax charge of $30.0 million ($18.6 million after-tax) relating to corporate governance matters; and (e) a 1994 gain of $27.0 million (pre- and after-tax) on the sale of Grace's remaining interest in The Restaurant Enterprises Group, Inc. Excluding these provisions and charges from all years, income from continuing operations in 1995 increased 24%, to $194.7 million, as compared to 1994, and in 1994 increased 32%, to $157.6 million, over 1993.
     Income from continuing operations reflects corporate expenses of $37.8 million, $37.1 million and $37.4 million in 1995, 1994 and 1993, respectively, previously allocated to the discontinued health care operations. These expenses will not be assumed by National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, following completion of its proposed separation from Grace, and it is expected that these costs will be eliminated. See below for additional information regarding the proposed separation of NMC from Grace and Grace's cost management efforts.
     For all periods presented, the Consolidated Statement of Operations has been restated to reflect the classification of certain businesses as discontinued operations, as discussed in Note 7 to the Consolidated Financial Statements.

SPECIALTY CHEMICALS

Operating Results - 1995 Compared to 1994
As noted above, sales and revenues increased 14% in 1995 as compared to 1994, reflecting favorable volume, price/product mix and currency translation variances estimated at 7%, 4% and 3%, respectively. All product lines experienced improved volumes in 1995. Packaging volume increases reflected higher sales of bags and films in all regions, and higher sales of laminates in all regions other than Latin America. Volume increases in catalysts and other silica-based products reflected higher sales in all regions, especially refinery catalysts in Asia Pacific and Europe, and silica/adsorbent products in Europe and Asia Pacific. Container volume increases were due to increased sales of specialty polymers and can sealing products in Asia Pacific, and coating products in Latin America. Volume increases in water treatment reflected higher paper industry process chemicals sales in Europe and North America caused by market share gains, as well as higher water treatment chemicals sales in Latin America. Construction products experienced volume increases, primarily in Asia Pacific, due to increased construction activity, partially offset by volume decreases in both fire protection products in North America (due to a small market share loss) and waterproofing products in Europe and North America.
     Operating income before taxes (which excludes for all years the items discussed in the second paragraph of "Overview" above) increased by 15% in 1995 as compared to 1994. North American results in 1995 improved, reflecting strong growth in packaging due to the volume increases noted above (especially in bags). However, this was partially offset by reduced profitability in refinery catalysts, as North American refiners continued to experience low margins. The narrow spread between light and heavy crude oil prices led customers to crack higher quality light crude rather than heavy crude oil (which requires more catalysts). In addition, water treatment chemicals in North America experienced lower profitability due to ongoing market consolidations. European results in 1995 improved significantly versus 1994, primarily in packaging, reflecting volume increases caused by an economic recovery that revitalized key markets, partially offset by unfavorable results in construction waterproofing products due to higher material costs and a slowdown in the nonresidential construction market. European results also benefited from the absence of costs incurred in 1994 to streamline European packaging, water treatment and container operations. In Asia Pacific, favorable results were achieved versus 1994, primarily in refinery catalysts and silica/adsorbent and construction products (due to the volume increases noted above), partially offset by higher operating costs incurred to increase market share in the region. Latin American 1995 results declined slightly versus 1994, primarily due to the effect of inflation indexation on wage and employee benefit costs in the Brazilian water treatment operations, partially offset by increased profitability in packaging due to improved volumes and in container products due to market share gains in coating products. The above results reflect the allocation of corporate overhead and corporate research expenses; corporate interest and financing costs and nonallocable expenses are not reflected in the results of specialty chemicals.

Operating Results - 1994 Compared to 1993
Sales and revenues increased by 11%, and operating income before taxes increased by 19%, in 1994 as compared to 1993. The increase in sales and revenues reflected favorable volume, price/product mix and currency translation variances estimated at 9%, 1% and 1%, respectively. Volume increases were experienced by all core product lines. North American results in 1994 were positively affected by strong growth in construction and packaging, mainly due to the volume increases, partially offset by reduced profitability in refinery catalysts due to volume decreases as a result of customers' use of higher quality crude oil and an increase in customer maintenance shutdowns. European results in 1994 improved significantly versus 1993, primarily due to improvements in refinery and polyolefin catalysts and construction products (due to the volume increases), partially offset by costs associated with streamlining European operations. In Asia Pacific, favorable results were achieved versus 1993, primarily due to volume increases in refinery and polyolefin catalysts and container products. Latin American 1994 results improved versus 1993, primarily due to increased profitability in packaging (due to increased volumes in bags, films and laminates). Latin American results also benefited from improved economic conditions in Brazil; however, this was partially offset by the devaluation of the Mexican peso in late 1994.


STATEMENT OF OPERATIONS

OTHER INCOME
See Note 4 to the Consolidated Financial Statements for information relating to other income.

INTEREST EXPENSE AND RELATED FINANCING COSTS
Excluding amounts allocated to discontinued operations (as discussed in Note 7 to the Consolidated Financial Statements), interest expense and related financing costs of $71.3 million in 1995 increased 44% versus 1994. Including amounts allocated to discontinued operations, interest expense and related financing costs increased 50% in 1995 over 1994, to $164.8 million, primarily due to higher average effective short-term interest rates and higher debt levels.
     Grace's debt and interest rate management objectives are to reduce its cost of funding over the long term, considering economic conditions and their potential impact on Grace, and to improve liquidity by developing and maintaining access to a variety of long-term and short-term capital markets. To manage its exposure to changes in interest rates, Grace enters into interest rate agreements; during 1995, most of these agreements effectively converted fixed-rate debt into variable-rate debt. These agreements have readily identifiable impacts on interest cost and are characterized by broad market liquidity. See Note 11 to the Consolidated Financial Statements for further information on interest rate agreements.
     See "Financial Condition: Liquidity and Capital Resources" below and
Note 10 to the Consolidated Financial Statements for information on borrowings.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development spending increased 13% in 1995 versus 1994. Research and development spending continues to be directed toward Grace's core specialty chemicals businesses. As discussed below, during 1995 Grace undertook a worldwide restructuring program, including a study of company-wide research and development expenses. Certain actions have already been taken based on this study, including the shutdown of Grace's Japan research center and the phase-out of certain research programs related to noncore operations.

RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER COSTS

Restructuring Costs
As discussed in Note 5 to the Consolidated Financial Statements, during the third quarter of 1995, Grace began implementing a worldwide restructuring program aimed at streamlining processes and reducing general and administrative expenses, factory administration costs and noncore corporate research and development expenses. The program is expected to be substantially completed by the end of 1996. In the third and fourth quarters of 1995, Grace recorded pretax charges totalling $44.3 million and $91.7 million ($27.2 million and $61.9 million after-tax), respectively, comprised of $77.4 million for employee termination benefits; $13.4 million for plant closure and related costs, including lease termination costs; $15.5 million for prior business exits and related costs; $20.8 million for asset writedowns; and $8.9 million for other costs. The $77.4 million for employee termination benefits primarily represents severance pay and other benefits associated with the elimination of approximately 1,000 positions worldwide; more than 50% of the total cost reductions will come from corporate staff functions worldwide.
     Grace expects to implement additional cost reductions and efficiency improvements beyond those discussed above, as its businesses further evaluate and reengineer their operations. These reductions and efficiencies are expected in areas such as purchasing, logistics, working capital management and manufacturing.

Asset Impairments
     During 1995, Grace determined that, due to various events and changes in circumstances (including the worldwide restructuring program described above), certain long-lived assets and related goodwill were impaired. As a result, in the fourth quarter of 1995, Grace recorded a $43.5 million pretax charge ($29.0 million after-tax), the majority of which related to assets that will continue to be held and used in Grace's continuing operations; the charge included no significant individual components. Grace determined the amount of the charge based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value for assets to be disposed of.

Other Costs
     Also, in the fourth quarter of 1995, Grace recorded pretax charges totalling $40.5 million ($25.9 million after-tax) relating to the writedown of corporate assets ($27.0 million) and working capital assets ($13.5 million). These amounts are included in "Cost of goods sold and operating expenses" in the Consolidated Statement of Operations.

INCOME TAXES
Grace's effective tax rates were (37.1)%, (53.0)% and 34.6% in 1995, 1994 and 1993, respectively. Excluding the items discussed in the second paragraph of "Review of Operations: Overview" above, Grace's effective tax rates were 32.8%, 34.6% and 36.7% in 1995, 1994 and 1993, respectively. The lower effective tax rate in 1995, as compared to 1994, was largely due to the reversal of the valuation allowance on foreign net operating losses and lower state income taxes, partially offset by higher taxes on foreign operations. The lower effective tax rate in 1994, as compared to 1993, was largely due to lower taxes on foreign operations.
     Grace has recognized a valuation allowance relating to uncertainty as to the realization of certain deferred tax assets, including U.S. tax credit carryforwards, state and local net operating loss carryforwards and net deferred tax assets. As a result of the favorable resolution of an audit, the valuation allowance on net operating loss carryforwards in foreign jurisdictions was reversed in 1995. Based upon anticipated future results, Grace has concluded, after consideration of the valuation allowance, that it is more likely than not that the remaining balance of the net deferred tax assets will be realized.
     See Note 6 to the Consolidated Financial Statements for further information on income taxes.

DISCONTINUED OPERATIONS

HEALTH CARE
In June 1995, the Company announced that its Board of Directors had approved a plan to spin off NMC. As a result, Grace classified its health care business as a discontinued operation in the second quarter of 1995 and, accordingly, NMC's operations are included in "(Loss)/income from discontinued operations" in the Consolidated Statement of Operations.
     Following NMC's receipt in October 1995 of five investigative subpoenas from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG), as discussed below, the completion of the spin-off of NMC, originally expected in the 1995 fourth quarter, was delayed.
     In February 1996, Grace and Fresenius AG (Fresenius) entered into a definitive agreement to combine NMC with Fresenius' worldwide dialysis business (FWD) to create Fresenius Medical Care (FMC). As a result of the combination, FMC would acquire NMC, which would remain responsible for all liabilities arising out of the investigations, discussed below. However, Grace would retain certain health care assets, primarily a bioseparation sciences business, a health care services company and other assets (including cash and marketable securities).
     The combination would follow a borrowing of approximately $2.3 billion by NMC, a tax-free distribution of the proceeds by NMC to Grace, and a tax-free distribution by the Company, with respect to each share of its Common Stock, of one share of a newly formed corporation holding all of Grace's businesses (principally its specialty chemicals businesses) other than NMC. As a result of the separation of Grace's specialty chemicals businesses from NMC and the subsequent combination of NMC and FWD, the holders of the Company's Common Stock would own 100% of the specialty chemicals company and 44.8% of FMC, and Fresenius and other shareholders would own 55.2% of FMC. The holders of the Company's Common Stock would also own preferred stock, the value of which would be linked to the performance of FMC. Completion of the various transactions is subject to customary conditions, including the approval of the shareholders of the Company and Fresenius; U.S., German and European regulatory actions; and obtaining financing on satisfactory terms. Commitments for financing have been received, and it is expected that the various transactions will be completed by the third quarter of 1996.

Operating Results - 1995 Compared to 1994
Health care sales and revenues for 1995 increased by 11% over 1994, due to increases of 13%, 3% and 10%, respectively, in kidney dialysis services, home health care and medical products operations. The increase in kidney dialysis services reflects acquisitions in 1995 and 1994, and the increase in home health care reflects the full-year ownership of Home Nutritional Services, Inc., a national provider of home infusion therapy services acquired in April 1994. The number of centers providing dialysis and related services increased 15%, from 590 at December 31, 1994 to 681 at December 31, 1995 (574 in North America, 62 in Europe, 33 in Latin America and 12 in Asia Pacific).

     Operating income before taxes in 1995 increased 10%, to $315.6 million, as compared to 1994, excluding 1995 pretax charges totalling $117.5 million ($102.4 million after-tax). These pretax charges are comprised of (a) asset impairments of $84.3 million ($83.6 million after-tax); (b) the phase-out of certain of Grace's health care research programs of $8.8 million ($5.6 million after-tax); (c) changes in accounting estimates totalling $8.7 million ($1.8 million after-tax); (d) additional costs associated with Grace's long-term incentive programs applicable to NMC of $8.3 million ($4.8 million after-tax); and (e) other items totalling $7.4 million ($6.6 million after-tax). Health care results reflect the allocation of Grace's health care-related research expenses; however, corporate interest and financing costs allocated to the health care business are not reflected in operating income before taxes. These allocations are not necessarily indicative of the costs that would be incurred by the health care business on a stand-alone basis.
     The 1995 asset impairments totalling $84.3 million pretax, referred to above, are comprised of: (a) NMC's investment in a German dialysis machine manufacturing operation - $39.8 million (pre- and after-tax); (b) NMC's investment in a dialyzer development operation in Ireland - $16.6 million (pre- and after-tax); (c) Grace's investment in a health care services company - $26.2 million (pre- and after-tax); and (d) other items of $1.7 million pretax ($1.0 million after-tax).

Operating Results - 1994 Compared to 1993
Sales and revenues for 1994 increased by 24% over 1993, due to increases of 28% and 47%, respectively, in kidney dialysis services and home health care operations, partially offset by a decrease of 7% in medical products revenues. The decrease in medical products operations reflects a decline in bloodline sales resulting from warning letters and import alerts issued by the U.S. Food and Drug Administration (FDA) in the second quarter of 1993. Operating income before income taxes for 1994 increased 23%, to $287.5 million, over 1993, reflecting the continued growth of all health care businesses, as well as improvements in cost controls, operating efficiencies and capacity utilization. These favorable results were partially offset by the costs of improving and expanding quality assurance systems for medical products manufacturing operations, as a result of the FDA warning letters and import alerts.

Other Significant Health Care Matters
In October 1995, NMC received five investigative subpoenas from the OIG.
The subpoenas call for the production of extensive documents relating to various aspects of NMC's business. A letter accompanying the subpoenas stated that they had been issued in conjunction with an investigation being conducted by the OIG, the U.S. Attorney for the District of Massachusetts and others concerning possible violations of Federal laws relating to health care payments and reimbursements. The results of the investigation and its impact, if any, cannot be predicted at this time. In the event that any government agency believes that wrongdoing related to the investigation has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on NMC's financial position or the results of operations of NMC and Grace.
     NMC's business, financial position and results of operations could also be materially adversely affected by (a) an adverse outcome in the pending litigation concerning the implementation of certain provisions of the Omnibus Budget Reconciliation Act of 1993 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dialysis patients; (b) an adverse outcome in the pending challenge by NMC of changes effected by Medicare in approving reimbursement claims relating to the administration of intradialytic parenteral nutrition (IDPN) therapy; or
(c) the adoption of pending Medicare proposals to change IDPN coverage prospectively.
     See Note 7 to the Consolidated Financial Statements for additional information relating to the above matters.

COCOA AND OTHER BUSINESSES
In the second quarter of 1993, Grace classified as discontinued operations its cocoa business; its battery separators business; certain engineered materials businesses, principally its printing products, material technology and electromagnetic radiation control businesses (collectively, EMS); and other noncore businesses. At that time, a provision of $105.0 million (net of an applicable tax benefit of $22.3 million) was recorded to reflect the losses expected on the divestment of these businesses.
     During the fourth quarter of 1995, Grace revised the divestment plan for its cocoa business. As a result of this revised divestment plan, recent trends and a reassessment of forecasts for all remaining discontinued operations, Grace recorded an additional provision of $151.3 million (net of an applicable tax benefit of $48.7 million) related to its remaining discontinued operations, principally the cocoa business.
     See Note 7 to the Consolidated Financial Statements for additional information relating to the above matters.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
During 1995, the net pretax cash provided by Grace's continuing operating activities was $229.7 million, versus $210.9 million in 1994. The increase was primarily due to net cash inflows of $97.0 million in 1995 from settlements with certain insurance carriers for asbestos-related litigation, net of amounts paid for the defense and disposition of asbestos-related litigation (see discussion below), as compared to the net outflow of $60.0 million for asbestos-related litigation in 1994. However, the 1995 increase was offset by an increase in the use of operating working capital. After giving effect to the net pretax cash provided by operating activities of discontinued operations (including an increase in the use of operating working capital by NMC in 1995) and increased payments of income taxes (attributable to taxable income resulting from settlements of asbestos-related litigation, as well as audit adjustments to prior years' Federal income tax returns), the net cash provided by operating activities was $107.0 million in 1995 versus $453.5 million in 1994.
     Investing activities used $801.6 million of cash in 1995, largely reflecting capital expenditures of $537.6 million (more than 75% of which relates to Grace's packaging and catalyst and other silica-based businesses) and the acquisition of dialysis centers and medical products facilities for a total of $37.4 million in the first quarter of 1995. Also, investing activities of discontinued operations for 1995 used $295.2 million, primarily reflecting the classification of the health care segment as a discontinued operation in the second quarter. Management anticipates that the level of capital expenditures in 1996 will approximate that of 1995. In 1995, Grace launched a $350.0 million global capital expansion program in its packaging product line, including $50.0 million to build a plant in Seneca, South Carolina to serve the fresh-cut produce market. In 1996, Grace is also scheduled to open new silica and packaging plants in Kuantan, Malaysia.
     Net cash provided by financing activities in 1995 was $655.7 million, primarily reflecting an increase in total debt from December 31, 1994 and the exercise of employee stock options, offset by the payment of $112.6 million of dividends. Total debt was $1,933.8 million at December 31, 1995, an increase of $404.1 million from December 31, 1994. Grace's total debt as a percentage of total capital (debt ratio) increased from 50.4% at December 31, 1994 to 61.1% at December 31, 1995, primarily due to the reduction in shareholders' equity (due to the charges discussed in the second paragraph of "Review of Operations: Overview" and "Statement of Operations:
Discontinued Operations" above) and the increase in total debt. At December 31, 1995, the net assets of the discontinued health care segment included $226.7 million of debt.
     Grace expects to receive a substantial amount of cash in 1996 from the expected distribution by NMC (as discussed in "Statement of Operations:
Discontinued Operations" above and Note 7 to the Consolidated Financial Statements), the sale of the Grace Dearborn water treatment and process chemicals business (see discussion below), and, to a lesser extent, funds generated by operations. Grace expects to apply a substantial portion of the cash proceeds generated by these transactions to the reduction of borrowings. Any net excess is expected to be applied to the repurchase of shares of the Company's Common Stock and selected strategic acquisitions that complement existing businesses.
     In the third quarter of 1995, Grace announced that its Board of Directors had authorized management to pursue options to maximize the value of its Grace Dearborn water treatment and process chemicals business. In March 1996, Grace announced that it had entered into a definitive agreement to sell Grace Dearborn to Betz Laboratories, Inc. for $632.0 million. The transaction is expected to be completed in the second quarter of 1996.
     In October 1995, in anticipation of the then pending spin-off of NMC, the Company's Board of Directors declared a quarterly cash dividend of 12.5 cents per share on the Company's Common Stock, a reduction from the previous quarterly cash dividend of 35 cents per share. At that time, the Board also approved a policy of paying dividends at a rate of 20% - 30% of the prior year's net earnings and authorized the repurchase of up to 10 million shares of the Company's Common Stock. In February 1996, after entering into the definitive agreement to combine NMC with FWD, the Board increased the number of shares that may be repurchased to 20% of the Company's outstanding Common Stock (see "Statement of Operations: Discontinued Operations" above and Note 7 to the Consolidated Financial Statements).

ASBESTOS-RELATED MATTERS
As reported in Note 2 to the Consolidated Financial Statements, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In 1995, Grace received $97.0 million under settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation. During the fourth quarter of 1995, Grace recorded a noncash pretax charge of $275.0 million ($178.7 million after-tax), primarily to reflect the estimated costs of defending against and disposing of personal injury lawsuits and claims expected to be filed through 1998. The balance sheet at December 31, 1995 includes a receivable due from insurance carriers, a portion of which is subject to litigation, of $321.2 million. Grace has also recorded notes receivable of $130.0 million ($118.4 million after discounts) for amounts to be received in 1996 to 1999 pursuant to settlement agreements previously entered into with certain insurance carriers.

     Although the amounts to be paid in 1996 in respect of asbestos-related lawsuits and claims cannot be precisely estimated, Grace expects that it will be required to expend approximately $40.0 million (pretax) in 1996 to defend against and dispose of such lawsuits and claims (after giving effect to payments to be received from certain insurance carriers, as discussed above and in Note 2 to the Consolidated Financial Statements). As indicated therein, the amounts reflected in the Consolidated Financial Statements with respect to the probable cost of defending against and disposing of asbestos-related lawsuits and claims and probable recoveries from insurance carriers represent estimates; neither the outcomes of such lawsuits and claims nor the outcomes of Grace's continuing litigations with certain of its insurance carriers can be predicted with certainty.

ENVIRONMENTAL MATTERS
Grace incurs costs to comply with environmental laws and regulations and to fulfill its commitment to industry initiatives and Grace standards. Worldwide expenses of continuing operations related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes totalled $43.5 million, $35.7 million and $40.7 million in 1995, 1994 and 1993, respectively. Such costs are estimated to be approximately $45.0 million and $47.0 million in 1996 and 1997, respectively. In addition, worldwide capital expenditures for continuing operations relating to environmental protection totalled $14.9 million in 1995, compared to $21.5 million and $19.3 million in 1994 and 1993, respectively. Capital expenditures to comply with environmental initiatives in future years are estimated to be $20.0 million and $17.0 million in 1996 and 1997, respectively. Grace has also incurred costs to remediate environmentally impaired sites. These costs were $31.3 million, $30.8 million and $44.4 million in 1995, 1994 and 1993, respectively. These amounts have been charged against previously established reserves. Future cash outlays for remediation costs are expected to total $30.0 million in 1996 and $20.0 million in 1997. Expenditures have been funded from internal sources of cash and are not expected to have a significant effect on liquidity.
     Grace accrues for anticipated costs associated with investigatory and remediation efforts relating to the environment in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," which requires estimating the probability and amount of future costs. At December 31, 1995, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totalled approximately $280.3 million, which amount does not take into account any discounting for future expenditures or possible future insurance recoveries. The measurement of the liability is evaluated quarterly based on currently available information. In 1995 and 1994, periodic provisions were recorded for environmental and plant closure expenses, which include the costs of future environmental investigatory and remediation activities.
Additionally, in the fourth quarter of 1995 and first quarter of 1994, Grace recorded pretax provisions of $77.0 million and $40.0 million ($50.0 million and $26.0 million after-tax), respectively, principally to provide for future costs related to remediation activities required at former manufacturing sites.

                                                                   SCHEDULE VIII

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in millions)

                                                         For the Year 1995
                                                                                             Additions (deductions)
                                                                                             ---------------------
                                                                                        Charged
                                                                         Balance at   (credited) to                    Balance
                                                                          beginning     costs and         Other,        at end
                Description                                               of period     expenses          net**        of period
                -----------                                               ---------    ----------      -----------     ----------
Valuation and qualifying accounts deducted from assets:
        Allowances for notes and accounts receivable.................  $       95.2    $    131.2      $    (213.5)    $      12.9
                                                                       ------------    ----------      -----------     -----------

        Allowances for long-term receivables.........................  $       20.6    $      3.7      $        .4     $      24.7
                                                                       ------------    ----------      -----------     -----------
        Securities of divested businesses............................  $        4.9    $        -      $      (1.4)    $       3.5
                                                                       ------------    ----------      -----------     -----------
        Valuation allowance for deferred tax assets..................  $      137.0    $    (32.0)     $      (7.3)    $      97.7
                                                                       ------------    ----------      -----------     -----------
Reserves:
        Foreign employee benefit obligations* .......................  $       82.5    $     10.6      $       2.2     $      95.3
                                                                       ------------    ----------      -----------     -----------
        Discontinued operations......................................  $      239.3    $    127.4      $         -     $     366.7
                                                                       ------------    ----------      -----------     -----------

                                                         For the Year 1994

                                                                                             Additions (deductions)
                                                                                             ---------------------
                                                                                        Charged
                                                                         Balance at   (credited) to                    Balance
                                                                          beginning     costs and         Other,        at end
                Description                                               of period     expenses          net**        of period
                -----------                                               ---------    ----------      -----------     ----------
Valuation and qualifying accounts deducted from assets:
        Allowances for notes and accounts receivable.................  $       50.3    $   102.2       $   (57.3)      $      95.2
                                                                       ------------    ---------       ---------       -----------
        Allowances for long-term receivables.........................  $       13.4    $     6.9       $      .3       $      20.6
                                                                       ------------    ---------       ---------       -----------
        Securities of divested businesses............................  $      161.2    $       -       $  (156.3)      $       4.9
                                                                       ------------    ---------       ---------       -----------
        Valuation allowance for deferred tax assets..................  $      129.7    $       -       $     7.3       $     137.0
                                                                       ------------    ---------       ---------       -----------
Reserves:
        Foreign employee benefit obligations* .......................  $       64.4    $    11.6       $     6.5       $      82.5
                                                                       ------------    ---------       ---------       -----------
        Discontinued operations .....................................  $      132.1    $   107.2       $       -       $     239.3
                                                                       ------------    ---------       ---------       -----------
                                                         For the Year 1993
                                                                                             Additions (deductions)
                                                                                             ---------------------
                                                                                        Charged
                                                                         Balance at   (credited) to                    Balance
                                                                          beginning     costs and         Other,        at end
                Description                                               of period     expenses          net**        of period
                -----------                                               ---------    ----------      -----------     ----------
Valuation and qualifying accounts deducted from assets:
        Allowances for notes and accounts receivable.................  $       39.3    $    67.4       $   (56.4)      $      50.3
                                                                       ------------    ---------       ---------       -----------
        Allowances for long-term receivables.........................  $        8.4    $     5.3       $     (.3)      $      13.4
                                                                       ------------    ---------       ---------       -----------
        Securities of divested businesses............................  $      152.9    $     8.3       $       -       $     161.2
                                                                       ------------    ---------       ---------       -----------
        Valuation allowance for deferred tax assets..................  $      143.1    $       -       $   (13.4)      $     129.7
                                                                       ------------    ---------       ---------       -----------
Reserves:
        Foreign employee benefit obligations* .......................  $       83.4    $    12.2       $   (31.2)      $      64.4
                                                                       ------------    ---------       ---------       -----------
        Discontinued operations .....................................  $      144.7    $   (12.6)      $       -       $     132.1
                                                                       ------------    ---------       ---------       -----------

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

                                                                      Exhibit 11

                       W. R. GRACE & CO. AND SUBSIDIARIES
 WEIGHTED AVERAGE NUMBER OF SHARES AND EARNINGS USED IN PER SHARE COMPUTATIONS


The weighted average number of shares of Common Stock outstanding were as follows:

                                                                          (in thousands)
                                                                -----------------------------------
                                                                  1995         1994          1993
                                                                --------    -----------    --------
Weighted average number of shares of Common
         Stock outstanding . . . . . . . . . . . . . . . . .     95,822         93,936        91,461

Conversion of convertible debt obligations . . . . . . . . .          -              -            46

Additional dilutive effect of outstanding options
         (as determined by the application of the treasury
         stock method)   . . . . . . . . . . . . . . . . . .      2,189            659           680
                                                                 ------         ------        ------

Weighted average number of shares of Common
         Stock outstanding assuming full dilution  . . . . .     98,011         94,595        92,187
                                                                 ======         ======        ======


(Loss)/income used in the computation of (loss)/earnings per share were as follows:


                                                                                            (in millions, except per share)
                                                                                        ----------------------------------------
                                                                                          1995            1994            1993
                                                                                        ---------      -----------     ---------
Net (loss)/income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (325.9)     $      83.3     $    26.0

Dividends paid on preferred stocks . . . . . . . . . . . . . . . . . . . . . .                (.5)             (.5)          (.5)
                                                                                        ---------      -----------     ---------
(Loss)/income used in per share computation of earnings and in
        per share computation of earnings assuming full dilution   . . . . . .          $  (326.4)     $      82.8     $    25.5
                                                                                        =========      ===========     =========

(Loss)/earnings per share    . . . . . . . . . . . . . . . . . . . . . . . . .          $   (3.40)     $       .88     $     .28

(Loss)/earnings per share assuming full dilution . . . . . . . . . . . . . . .          $   (3.33)     $       .88     $     .28

                                                                     EXHIBIT 12

                      W.R. GRACE & CO. AND SUBSIDIARIES
            COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
             COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                         (in millions, except ratios)
                                 (Unaudited)


                                                                         Years Ended December 31, (b)
                                                        -----------------------------------------------------------------
                                                        1995(c)       1994(d)         1993(e)       1992(f)        1991
                                                        -------       -------         -------       -------       -------

Net (loss)/income from continuing operations..........  $ (196.6)      $ (41.4)        $  19.1       $   1.4       $ 157.4
     Add (deduct):
    (Benefit from)/provision for income taxes .......    (115.8)        (46.6)           10.1          79.9          99.1

     Income taxes of 50%-owned companies ............         -             -              .1           2.1           1.5

     Minority interest in income of
       majority-owned subsidiaries...................         -             -               -             -             -

     Equity in unremitted losses/(earnings)
       of less than 50%-owned companies..............        .8           (.6)            (.5)         (2.0)          (.9)

     Interest expense and related financing costs,
       including amortization of capitalized interest     179.8         138.5           122.7         162.7         209.6

     Estimated amount of rental expense
       deemed to represent the interest factor.......       8.5          10.1            11.3          14.0          12.7
                                                         ------       -------         -------       -------       -------
(Loss)/income as adjusted............................  $ (123.3)      $  60.0         $ 162.8       $ 258.1       $ 479.4
                                                       =========      ========        =======       =======       =======


Combined fixed charges and preferred stock dividends:
     Interest expense and related financing costs,
       including capitalized interest................  $  195.5       $ 143.2         $ 122.8       $ 176.3      $ 224.5

     Estimated amount of rental expense
        deemed to represent the interest factor......       9.1          10.1            11.3          14.0         12.7
                                                       --------       -------         -------       -------      -------

Fixed charges........................................     204.6         153.3           134.1         190.3        237.2

Preferred stock dividend requirements(a).............        .5            .5              .8            .8           .9
                                                       --------       -------         -------       -------      -------
Combined fixed charges and preferred
     stock dividends.................................  $  205.1       $ 153.8        $  134.9       $ 191.1      $ 238.1
                                                       ========       =======        ========       =======      =======

Ratio of earnings to fixed charges...................          (g)            (g)        1.21          1.36         2.02
                                                       ========       =======        ========       =======      =======

Ratio of earnings to combined fixed charges and
     preferred stock dividends.......................          (g)            (g)        1.21          1.35         2.01
                                                       ========       =======        ========       =======      =======

        (a) For each period with an income tax provision, the preferred stock dividend requirements are increased to an amount representing the pretax earnings required to cover such requirements based on Grace's effective tax rate.
        (b) Certain amounts have been restated to conform to the 1995 presentation.
        (c) Includes pretax provisions of $275.0 for asbestos-related liabilities and insurance coverage; $220.0 relating to restructuring costs, asset impairments and other activities;
             $77.0 for environmental liabilities at former manufacturing sites; and $30.0 for corporate governance activities.
        (d) Includes a pretax provision of $316.0 relating to asbestos-related liabilities and insurance coverage.
        (e) Includes a pretax provision of $159.0 relating to asbestos-related liabilities and insurance coverage.
        (f) Includes a pretax provision of $140.0 relating to a fumed silica plant in Belgium.
        (g) As a result of the losses incurred for the years ended December 31, 1995 and 1994, Grace was unable to fully cover the indicated fixed charges.

                              W. R. GRACE & CO.

                           Annual Report on Form 10-K
                  for the Fiscal Year Ended December 31, 1995

                                 EXHIBIT INDEX


EXHIBIT
  NO.               EXHIBIT                                 WHERE LOCATED
-------             -------                                 -------------
 2.01               Agreement and Plan of                   Exhibit 2 to Form 8-K
                    Reorganization, dated as                (filed 2/6/96)
                    of February 4, 1996, between
                    W. R. Grace & Co. and
                    Fresenius AG (including, as
                    exhibits thereto, the Distri-
                    bution Agreement, dated as of
                    February 4, 1996, between
                    W. R. Grace & Co., Fresenius
                    AG and W. R. Grace & Co.-Conn.,
                    and the Contribution Agreement,
                    dated as of February 4, 1996,
                    among W. R. Grace & Co.,
                    Fresenius AG, Steril Pharma
                    GmbH and W. R. Grace & Co.-
                    Conn.)

 2.02               Grace Dearborn Worldwide                Exhibit 99.2 to Form
                    Purchase and Sale Agreement,            8-K (filed 3/27/96)
                    dated as of March 11, 1996,
                    between W. R. Grace & Co.-Conn.
                    and Betz Laboratories, Inc.

 3.01               Certificate of Incorporation of         Exhibit 3 to Form 8-K
                    W. R. Grace & Co., as amended           (filed 6/9/88)

 3.02               By-laws of W. R. Grace & Co., as        Exhibit 3.02 to Form
                    amended                                 10-K (filed 3/31/95)


----------------
Other than exhibits that are filed herewith, all exhibits listed in this
Exhibit Index are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, certain instruments relating to long-term debt are not being filed; W. R. Grace & Co. agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

 4.01               Indenture dated as of Septem-           Exhibit 4.2 to Form 10-K
                    ber 29, 1992 among W. R. Grace          (filed 3/26/93)
                    & Co.-Conn., W. R. Grace & Co.
                    and Bankers Trust Company

 4.02               Indenture dated as of January           Exhibit 4.4 to Form 10-K
                    28, 1993 among W. R. Grace              (filed 3/26/93)
                    & Co.-Conn., W. R. Grace & Co.
                    and Bank of New York (successor
                    to NationsBank of Georgia, N.A.)

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

 4.05               First Amendment, dated as of            Exhibit 4.05 to Form 10-K
                    December 28, 1994, to the 364-          (filed 3/31/95)
                    Day Credit Agreement dated
                    as of September 1, 1994

 4.06               First Amendment, dated as of            Exhibit 4.06 to Form 10-K
                    December 28, 1994, to the               (filed 3/31/95)
                    Credit Agreement dated as of
                    September 1, 1994

 4.07               Second Amendment, dated as of           Filed herewith
                    December 31, 1995, to the 364-
                    Day Credit Agreement dated as
                    of September 1, 1994

 4.08               Second Amendment, dated as of           Filed herewith
                    December 31, 1995, to the
                    Credit Agreement dated as of
                    September 1, 1994

 4.09               Credit Agreement, dated as of           Filed herewith
                    December 29, 1995, among W. R.
                    Grace & Co.-Conn., W. R. Grace
                    & Co., the several banks par-
                    ties thereto and Chemical Bank,
                    as agent for such banks

 4.10               First Amendment, dated as of            Filed herewith
                    December 31, 1995, to the
                    Credit Agreement dated as of
                    December 29, 1995

 4.11               Amended and Restated Rights             Exhibit to Amendment on
                    Agreement dated as of June 7,           Form 8 to Application
                    1990 between W. R. Grace & Co.          for Registration on
                    and Manufacturers Hanover Trust         Form 8-B (filed 6/19/90)
                    Company

10.01               W. R. Grace & Co. Executive             Exhibit 19(f) to Form
                    Salary Protection Plan, as              8-K (filed 6/9/88)*
                    amended

10.02               W. R. Grace & Co. 1981 Stock            Filed herewith*
                    Incentive Plan, as amended

10.03               W. R. Grace & Co. 1986 Stock            Filed herewith*
                    Incentive Plan, as amended

10.04               W. R. Grace & Co. 1989 Stock            Filed herewith*
                    Incentive Plan, as amended

10.05               W. R. Grace & Co. 1994 Stock            Filed herewith*
                    Incentive Plan, as amended

10.06               W. R. Grace & Co. 1994 Stock            Filed herewith*
                    Retainer Plan for Nonemployee
                    Directors, as amended

10.07               Forms of Stock Option Agree-            Exhibit 10(h) to Form
                    ments                                   10-K (filed 3/28/92)*

10.08               Forms of Restricted Share               Exhibit 10(i) to Form
                    Award Agreements                        10-K (filed 3/28/92)*

10.09               Information Concerning W. R.            Pages 8-13 and 29-33 of
                    Grace & Co. Incentive Compen-           Proxy Statement
                    sation Program, Deferred                (filed 4/10/95)*
                    Compensation Program and
                    Long-Term Incentive Program

10.10               W. R. Grace & Co. Retirement            Exhibit 10(o) to Form
                    Plan for Outside Directors, as          10-K (filed 3/28/92)*
                    amended

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

10.13               Employment Agreement dated              Exhibit 10.13 to Form
                    August 1, 1993 between J. P.            10-K (filed 3/28/94)*
                    Bolduc and W. R. Grace & Co.

10.14               Retirement Agreement between            Exhibit 10.23 to Form
                    W. R. Grace & Co. and J. Peter          10-K (filed 3/26/93)*
                    Grace dated December 21, 1992

10.15               Executive Severance Agreement           Exhibit 10.26 to Form
                    dated September 1, 1992                 10-K (filed 3/26/93)*
                    between W. R. Grace & Co. and
                    Constantine L. Hampers

10.16               Form of Executive Severance             Exhibit 10.28 to Form
                    Agreement between W. R. Grace           10-K (filed 3/26/93)*
                    & Co. and others

10.17               Consulting Agreement dated              Exhibit 10.29 to Form
                    June 1, 1992 between W. R.              10-K (filed 3/26/93)*
                    Grace & Co. and Kamsky
                    Associates, Inc.

10.18               Incentive Compensation Agree-           Exhibit 10.30 to Form
                    ment dated June 1, 1992                 10-K (filed 3/26/93)*
                    between National Medical
                    Care, Inc. and Kamsky
                    Associates, Inc.

10.19               Consulting Agreement dated as           Exhibit 10.23 to Form
                    of December 1993 between                10-K (filed 3/31/95)*
                    National Medical Care, Inc. and
                    Virginia A. Kamsky

10.20               Amendment to Consulting Agree-          Exhibit 10.1 to Form 10-Q
                    ment, dated as of May 1, 1995,          (filed 5/12/95)*
                    among National Medical Care,
                    Inc., Virginia A. Kamsky and
                    Southeast Asia Markets, Inc.

10.21               W. R. Grace & Co. Supplemental          Exhibit 10.25 to Form
                    Executive Retirement Plan, as           10-K (filed 3/28/94)*
                    amended

10.22               Agreement dated March 1, 1995           Exhibit 10.27 to Form
                    between W. R. Grace & Co. and           10-K (filed 3/31/95)*
                    Jean-Louis Greze

10.23               Letter Agreement dated February         Filed herewith*
                    12, 1996 between W. R. Grace &
                    Co. and Jean-Louis Greze

10.24               Letter Agreement dated June 15,         Filed herewith*
                    1995 between W. R. Grace & Co.
                    and Dr. F. Peter Boer

10.25               Letter Agreement dated July 31,         Filed herewith*
                    1995 between W. R. Grace & Co.
                    and Brian J. Smith and letter
                    dated August 9, 1995 from W. R.
                    Grace & Co. to Brian J. Smith

10.26               Agreements dated March 2 and            Exhibit 10.28 to Form
                    March 7, 1995 between J. P.             10-K (filed 3/31/95)*
                    Bolduc and W. R. Grace & Co.

10.27               Agreement dated April 1,                Exhibit 10.29 to Form
                    1991 between National Medical           10-K (filed 3/31/95)*
                    Care, Inc. and Constantine
                    L. Hampers

10.28               Employment Agreement dated as           Exhibit 10.1 to Form 10-Q
                    of May 1, 1995 between the              (filed 8/14/95)*
                    Company and Albert J. Costello

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


13                  Selected Portions of the 1995           Filed herewith
                    Annual Report to Shareholders           (in Financial Supplement
                    of W. R. Grace & Co.                    to 10-K)

21                  List of Subsidiaries of                 Filed herewith
                    W. R. Grace & Co.

23                  Consent of Independent Accoun-          Filed herewith
                    tants                                   (in Financial Supplement
                                                            to 10-K)

24                  Powers of Attorney                      Filed herewith

99.01               Letter of Intent dated                  Exhibit 99.01 to Form
                    November 5, 1993 between                10-K (filed 3/31/95)
                    W. R. Grace & Co. and J.
                    Peter Grace III, as amended

99.02               Agency Agreement dated                  Exhibit 99.02 to Form
                    June 13, 1994 between HSC               10-K (filed 3/31/95)
                    Holding Co., Inc and Grace
                    Hotel Services Corporation

99.03               Letter Agreement dated                  Exhibit 99.03 to Form
                    December 14, 1994 among HSC             10-K (filed 3/31/95)
                    Holding Co., Inc., Grace Hotel
                    Services Corporation and W. R.
                    Grace & Co.

99.04               Services Agreement dated                Exhibit 99.04 to Form
                    November 10, 1994 between HSC           10-K (filed 3/31/95)
                    Holding Co., Inc. and Grace
                    Hotel Services Corporation

99.05               Settlement Agreement, dated as          Filed herewith
                    of January 26, 1996, among HSC
                    Hospitality, Inc. (f/k/a HSC
                    Holding Co., Inc.), Grace Hotel
                    Services Corporation and W. R.
                    Grace & Co.

99.06               Consulting Agreement dated as           Filed herewith
                    of December 1, 1995 between
                    W. R. Grace & Co. and Gordon
                    J. Humphrey
