Form 10-Q
period 1996-03-31
GRACE W R & CO /NY/
filed 1996-05-15
CIK 42872

- - -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10 - Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996


                         Commission File Number 1-3720

                               W. R. GRACE & CO.


                        New York                           13-3461988
             -----------------------                   -------------------
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

98,224,200 shares of Common Stock, $1.00 par value, were outstanding at May 1, 1996.


- - -------------------------------------------------------------------------------

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

                         PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

       W. R. Grace & Co. and Subsidiaries                                                                  Three Months Ended
       Consolidated  Statement of Operations (Unaudited)                                                       March 31,
       -----------------------------------------------------------------------------------------     -----------------------------
       Dollars in millions, except per share                                                            1996           1995
       -----------------------------------------------------------------------------------------     -----------       -----------
       Sales and revenues........................................................................        $886.0          $853.4
       Other income..............................................................................           3.8             4.3
                                                                                                      ---------       ---------
         Total ..................................................................................         889.8           857.7
                                                                                                      ---------       ---------
       Cost of goods sold and operating expenses.................................................         531.8           500.9
       Selling, general and administrative expenses..............................................         199.3           230.8
       Depreciation and amortization.............................................................          45.5            38.2
       Interest expense and related financing costs..............................................          18.4            15.8
       Research and development expenses.........................................................          28.8            30.5
       Corporate expenses previously allocated to health care operations.........................             -            10.1
                                                                                                      ---------       ---------
         Total...................................................................................         823.8           826.3
                                                                                                      ---------       ---------
       Income from continuing operations before income taxes.....................................          66.0            31.4
       Provision for income taxes................................................................          24.4             8.5
                                                                                                      ---------       ---------
       Income from continuing operations.........................................................          41.6            22.9
       Income from discontinued operations.......................................................          22.0            24.6
                                                                                                      ---------       ---------
       Net income................................................................................       $  63.6         $  47.5
                                                                                                     ==========       =========



       Earnings per share:
         Continuing Operations...................................................................       $   .42        $   .24
         Net income..............................................................................       $   .65        $   .50

       Fully diluted earnings per share:
         Continuing Operations...................................................................       $   .41        $   .24
         Net income..............................................................................       $   .63        $   .49

       Dividends declared per common share.......................................................       $   .125       $   .35


                The Notes to Consolidated Financial Statements
                    are integral parts of these statements.


W. R. Grace & Co. and Subsidiaries                                                                         Three Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                                                  March 31,
- - -----------------------------------------------------------------------------------------------------    --------------------------
Dollars in millions                                                                                       1996             1995
- - -----------------------------------------------------------------------------------------------------    -------          ---------
OPERATING ACTIVITIES
     Income from continuing operations before income taxes...........................................   $   66.0          $   31.4
     Reconciliation to cash used for operating activities:
           Depreciation and amortization.............................................................       45.5              38.2
           Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign exchange:
                Increase in notes and accounts receivable, net.......................................      (34.4)              (.1)
                Decrease/(increase) in inventories...................................................        9.0             (41.6)
                Proceeds from asbestos-related insurance settlements.................................       23.7             100.0
                Payments made for asbestos-related litigation settlements
                   and defense costs.................................................................      (31.2)            (30.9)
                Decrease in accounts payable.........................................................      (11.5)            (70.4)
                Other................................................................................     (114.8)            (95.1)
                                                                                                       ---------         ---------
     Net pretax cash used for operating activities of continuing operations..........................      (47.7)            (68.5)
     Net pretax cash (used for)/provided by operating activities
           of discontinued operations................................................................      (32.1)             65.6
                                                                                                       ---------         ---------
     Net pretax cash used for operating activities...................................................      (79.8)             (2.9)
     Income taxes paid...............................................................................      (11.5)            (59.6)
                                                                                                       ---------         ---------
     Net cash used for operating activities..........................................................      (91.3)            (62.5)
                                                                                                       ---------         ---------

INVESTING ACTIVITIES
     Capital expenditures............................................................................     (112.5)           (110.4)
     Businesses acquired in purchase transactions, net of
           cash acquired and debt assumed............................................................          -             (31.3)
     Increase in net assets of discontinued operations...............................................      (33.8)             (3.3)
     Net proceeds from divestments...................................................................       10.9               7.1
     Other...........................................................................................       (4.4)               .7
                                                                                                       ---------         ---------
     Net cash used for investing activities..........................................................     (139.8)           (137.2)
                                                                                                       ---------         ---------

FINANCING ACTIVITIES
     Dividends paid..................................................................................      (12.4)            (33.1)
     Repayments of borrowings having original maturities in excess of three months...................      (33.8)            (10.5)
     Increase in borrowings having original maturities in excess of three months.....................          -               9.3
     Net increase in borrowings having original maturities of less than three months.................      264.9             209.6
     Stock options exercised.........................................................................       44.8              16.1
     Decrease in net financing activities of discontinued operations.................................      (16.2)                -
     Other...........................................................................................        (.5)            (12.0)
                                                                                                       ---------         ---------
     Net cash provided by financing activities.......................................................      246.8             179.4
                                                                                                       ---------         ---------
Effect of exchange rate changes on cash and cash equivalents.........................................         .2               3.2
                                                                                                     ------------       ----------
Increase/(decrease) in cash and cash equivalents.....................................................  $    15.9          $  (17.1)
                                                                                                    ============        ==========


                The Notes to Consolidated Financial Statements
                    are integral parts of these statements.

     W. R. Grace & Co. and Subsidiaries
     Consolidated Balance Sheet (Unaudited)
     -----------------------------------------------------------------------               March 31,           December 31,
     Dollars in millions, except par value                                                  1996                  1995
     -----------------------------------------------------------------------            -----------           -----------
                               ASSETS
     CURRENT ASSETS
        Cash and cash equivalents...........................................            $      56.5           $      40.6
        Notes and accounts receivable, net..................................                  666.8                 596.8
        Inventories.........................................................                  481.1                 491.9
        Net assets of discontinued operations...............................                  314.4                 323.7
        Deferred income taxes...............................................                  193.5                 206.1
        Other current assets................................................                   35.6                  22.2
                                                                                        -----------           -----------
           Total Current Assets.............................................                1,747.9               1,681.3

     Properties and equipment, net of accumulated
              depreciation and amortization of $1,446.7
              and $1,418.8, respectively....................................                1,810.0               1,736.1
     Goodwill, less accumulated amortization of $20.9
             and $20.6, respectively........................................                  112.5                 111.8
     Net assets of discontinued operations - health care....................                1,540.5               1,435.3
     Asbestos-related insurance receivable..................................                  281.5                 321.2
     Deferred income taxes .................................................                  381.6                 386.6
     Other assets...........................................................                  611.5                 625.3
                                                                                         ----------            ----------
           TOTAL............................................................               $6,485.5              $6,297.6
                                                                                         ==========            ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
        Short-term debt.....................................................              $   895.2             $   638.3
        Accounts payable....................................................                  278.0                 339.2
        Income taxes........................................................                  102.5                 103.3
        Other current liabilities...........................................                  816.5                 836.4
        Minority interest...................................................                  297.0                 297.0
                                                                                         ----------            ----------
           Total Current Liabilities........................................                2,389.2               2,214.2

     Long-term debt.........................................................                1,265.4               1,295.5
     Other liabilities......................................................                  769.9                 789.0
     Deferred income taxes .................................................                   37.7                  44.8
     Noncurrent liability for asbestos-related litigation...................                  692.4                 722.3
                                                                                         ----------            ----------
           Total Liabilities................................................                5,154.6               5,065.8
                                                                                         ----------            ----------

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY
        Preferred stocks, $100 par value....................................                    7.4                   7.4
        Common stock, $1 par value..........................................                   98.5                  97.4
        Paid in capital.....................................................                  503.1                 459.8
        Retained earnings...................................................                  760.2                 709.0
        Cumulative translation adjustments..................................                  (35.9)                (39.4)
        Treasury stock, 53,000 common shares, at cost.......................                   (2.4)                 (2.4)
                                                                                         ----------            ----------
           Total Shareholders' Equity.......................................                1,330.9               1,231.8
                                                                                         ----------            ----------
           TOTAL............................................................               $6,485.5              $6,297.6
                                                                                         ==========            ==========

                The Notes to Consolidated Financial Statements
                   are integral parts of these statements.

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                             (Dollars in millions)


(a) The financial statements in this Report are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current basis of presentation.

         The results of operations for the three-month interim period ended March 31, 1996 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1996.

(b) As previously reported, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 42,900 asbestos-related lawsuits at March 31, 1996 (44 involving claims for property damage and the remainder involving approximately 100,200 claims for personal injury), as compared to approximately 40,800 lawsuits at December 31, 1995 (47 involving claims for property damage and the remainder involving approximately 92,400 claims for personal injury). During the first quarter of 1996, Grace settled one property damage lawsuit for a total of $4.0 and two property damage lawsuits were dismissed; in addition, approximately 200 personal injury claims against Grace were dismissed without payment and $7.1 was recorded to reflect settlements in approximately 2,100 personal injury claims.

         Based upon and subject to the factors discussed in Note 2 to Grace's consolidated financial statements for the year ended December 31, 1995, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury lawsuits and claims pending at March 31, 1996 and December 31, 1995, and personal injury lawsuits and claims expected to be filed through 1998, is as follows:

                                                                                                    March 31,   December 31,
                                                                                                       1996          1995
- - ------------------------------------------------------------------------------------------------------------------------------
         Current liability for asbestos-related litigation (1)....................................   $100.0        $100.0
         Noncurrent liability for asbestos-related litigation.....................................    692.4 (2)     722.3
                                                                                                   -------        -------
         Total asbestos-related liability.........................................................   $792.4        $822.3
                                                                                                     ======        ======

- - ------------------------------------------------------------------------------------------------------------------------------

         (1) Included in "Other current liabilities" in the Consolidated Balance Sheet.
         (2) The decrease from December 31, 1995 reflects payments made by Grace for settlements and defense costs in connection with asbestos-related lawsuits and claims during the first quarter of 1996.

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                             (Dollars in millions)


         The following table shows Grace's total estimated insurance recoveries in reimbursement for past and estimated future payments to defend against and dispose of asbestos-related lawsuits and claims:

                                                                                                    March 31,   December 31,
                                                                                                       1996          1995
- - ------------------------------------------------------------------------------------------------------------------------------
         Notes receivable from insurance carriers - current, net of discounts of
         $5.7 (1995 - $4.3) (1)                                                                      $  99.3       $ 62.0
         Notes receivable from insurance carriers - noncurrent, net of discounts
         of $4.8 (1995 - $7.3) (2)                                                                    37.5           56.4
         Asbestos-related insurance receivable....................................................   281.5 (3)      321.2
                                                                                                   -------        -------
         Total amounts due from insurance carriers................................................  $418.3         $439.6
                                                                                                   =======        =======

- - ------------------------------------------------------------------------------------------------------------------------------

         (1) Included in "Notes and accounts receivable, net" in the Consolidated Balance Sheet.
         (2) Included in "Other assets" in the Consolidated Balance Sheet.
         (3) The decrease from December 31, 1995 reflects the receipt of net insurance proceeds of $12.6 and the reclassification of $27.1 from "Asbestos-related insurance receivable" to "Notes receivable from insurance carriers - current and noncurrent" as the result of a first quarter 1996 settlement of a dispute with an insurance carrier.

         At March 31, 1996, settlements with certain insurance carriers provided for the future receipt by Grace of $147.3, which Grace has recorded as notes receivable (both current and noncurrent) of $136.8, net of discounts. In the first quarter of 1996, Grace received net proceeds of $23.7 pursuant to settlements with insurance carriers in reimbursement for monies previously expended by Grace in connection with asbestos-related lawsuits and claims; of this amount, $9.7 was received pursuant to settlements entered into in 1995, which had previously been classified as notes receivable. Pursuant to settlements with two groups of carriers in 1995, Grace will continue to receive payments based on future cash outflows for asbestos-related lawsuits and claims; such payments are estimated to represent approximately $223.3 of the asbestos-related receivable of $281.5 at March 31, 1996.

         Grace continues to seek to recover from its excess insurers the balance of the payments it has made with respect to asbestos-related lawsuits and claims. As part of this effort, Grace continues to be involved in litigation with certain of its excess insurance carriers (having previously settled with its primary and certain of its excess carriers). However, in Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the personal injury and property damage lawsuits and claims pending at March 31, 1996, as well as personal injury lawsuits and claims expected to be filed through 1998. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated results of operations or financial position.

         For additional information, see Note 2 to the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K.

                     W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                            (Dollars in millions)


(c) As previously reported, in February 1996 Grace and Fresenius AG (Fresenius) entered into a definitive agreement to combine National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, with Fresenius' worldwide dialysis business (FWD) to create Fresenius Medical Care AG (FMC). The combination would follow the borrowing and/or assumption of debt aggregating approximately $2.3 billion by NMC, a tax-free distribution of the net cash proceeds by NMC to Grace, and a tax-free distribution by the Company, with respect to each share of its Common Stock, of one share of a newly formed corporation holding all of Grace's businesses (principally its packaging and specialty chemicals businesses) other than NMC. As a result of these transactions, the holders of the Company's Common Stock would own 100% of the packaging and specialty chemicals company and would be allocated an aggregate of approximately 44.8% of FMC's ordinary shares, and Fresenius and other shareholders would be allocated 55.2% of such shares. The holders of the Company's Common Stock would also own preferred stock, the value of which would be linked to the performance of FMC. It is expected that the various transactions will be completed by the third quarter of 1996. See Note 7 to the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K for additional information.

         Grace classified its health care business as a discontinued operation in the second quarter of 1995. Summary results of operations for the health care business are as follows:

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                       ----------------------
                                                                                       1996              1995
                                                                                       ----              ----
         Sales and revenues                                                             $539.7          $491.8
                                                                                      ========        ========

         Income from discontinued operations - health care                             $  38.2         $  44.0
             before income taxes
         Provision for income taxes                                                       16.2            19.4
                                                                                      --------        --------
         Income from discontinued operations - health care                             $  22.0         $  24.6
                                                                                      ========        ========

         The operating results of Grace's cocoa business and other discontinued operations have been charged against previously established reserves and are therefore not reflected in the above results.

         The net operating income of the health care business reflects an allocation of Grace's interest expense ($26.8 and $20.1 for the first quarters of 1996 and 1995, respectively) based on a ratio of the net assets of the health care business as compared to Grace's total capital. Taxes have been allocated to the health care business as if it were a stand-alone taxpayer; however, these allocations are not necessarily indicative of the taxes attributable to the health care business in the future. For the 1995 period, net operating income of the health care business also reflects an allocation of Grace's health care-related research expenses (Grace management initiated the phase-out of certain of its health care research programs in the third quarter of 1995).

                             W. R. Grace & Co. and Subsidiaries
                        Notes to Consolidated Financial Statements
                                    (Dollars in millions)


         Minority interest consists of a limited partnership interest in Grace Cocoa Associates, L.P. (LP). LP's assets consist of Grace Cocoa's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities and guaranteed by the Company and its principal operating subsidiary, and cash. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements as components of discontinued operations and the outside investors' interest in LP is reflected as a minority interest. The intercompany notes held by LP are eliminated in preparing the consolidated financial statements and, therefore, have not been classified as pertaining to discontinued operations.

         The net assets, excluding intercompany assets, of Grace's cocoa business and other discontinued operations (classified as current assets) and Grace's health care business (classified as noncurrent assets) included in the consolidated balance sheet at March 31, 1996, are as follows:

                                                                                      Sub-       Health
                                                           Cocoa         Other        Total       Care         Total
                                                          --------     --------    --------     ---------    ---------
         Current assets                                     $327.5      $  10.3      $337.8     $   667.2     $1,005.0
         Properties and equipment, net                       187.0         21.1       208.1         412.3        620.4
         Investments in and advances to
             affiliated companies                                -         30.6        30.6             -         30.6
         Other assets                                         61.7         10.5        72.2       1,002.0      1,074.2
                                                          --------     --------    --------     ---------    ---------
               Total assets                                 $576.2      $  72.5      $648.7      $2,081.5     $2,730.2
                                                          --------     --------    --------     ---------    ---------
         Current liabilities                                $234.6      $  10.9      $245.5     $   454.2    $   699.7
         Other liabilities                                    84.3          4.5        88.8          86.8        175.6
                                                          --------     --------    --------   -----------   ----------
               Total liabilities                            $318.9      $  15.4      $334.3     $   541.0    $   875.3
                                                          --------     --------    --------     ---------    ---------
               Net assets                                   $257.3      $  57.1      $314.4      $1,540.5     $1,854.9
                                                          ========     ========    ========     =========    =========

(d)      Inventories consist of:

                                                                                March 31,            December 31,
                                                                                  1996                    1995
                                                                               -------                  -------
         Raw and packaging materials                                            $137.4                   $137.1
         In process                                                               89.0                     78.0
         Finished products                                                       304.2                    325.2
                                                                               -------                  -------
                                                                                $530.6                   $540.3
         Less:  Adjustment of certain inventories
             to a last-in/first-out (LIFO) basis                                 (49.5)                   (48.4)
                                                                              --------                 --------
               Total Inventories                                                $481.1                   $491.9
                                                                              ========                 ========

(e) Earnings per share are calculated on the basis of the following weighted average number of common shares outstanding:

                                            Three Months Ended March 31:
                                                 1996 - 97,888,000
                                                 1995 - 94,137,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


         (a)      Review of Operations

                  (1) Overview:

         Sales and revenues increased 4% in the first quarter of 1996 over the first quarter of 1995. Net income for the first quarter of 1996 was $63.6 million, a 34% increase as compared to the 1995 first quarter. The first quarter of 1995 includes an after-tax charge of $12.5 million ($20.0 million pretax) for costs associated with the termination of the employment agreement of the Company's former President and Chief Executive Officer, pension costs resulting from the retirement of certain directors, legal and other expenses related to the foregoing and other corporate governance activities. Excluding the above charge, net income for the first quarter of 1996 would have increased 6% as compared to the 1995 first quarter.


                  (2) Operating Results:

         The following table compares results for the specialty chemicals segment for the 1996 first quarter to those for the first quarter of 1995:

         W. R. Grace & Co. and Subsidiaries                                       Three Months Ended
         Specialty Chemicals Operating Results                                          March 31,
         -------------------------------------------------------------------  ------------------------------
                                                                                                               Percentage
         Dollars in millions                                                       1996             1995        Increase
         ------------------------------------------------------------------   -----------      -----------     -----------
         Sales and revenues                                                       $886.0            $853.4            4%
                                                                                  ======            ======

         Operating income before taxes (i)                                       $  83.9           $  68.4           23%
                                                                                 =======           =======

         (i) Reflects the allocation of general corporate overhead, general corporate research expenses and certain other income and expense items that can be identified with the specialty chemicals operations; corporate interest and financing costs and nonallocable expenses are not reflected in the specialty chemicals results.


         Specialty Chemicals

         As noted above, sales and revenues increased 4% in the first quarter of 1996 as compared to the 1995 first quarter, reflecting favorable volume, price/product mix and currency translation variances estimated at 2%, 1% and 1%, respectively. Catalysts and other silica-based products, packaging and water treatment product lines experienced improved volumes, offset by volume declines in the construction and container product lines. Volume increases in catalysts and other silica-based products reflected higher sales in all regions, especially refinery catalysts in Asia Pacific (due to market share gains), polyolefin catalysts in North America and silica/adsorbent products in Europe, Asia Pacific and Latin America, as a result of new product introductions. Packaging volume increases reflected higher sales of bags in North America and Europe, and laminates in all regions, particularly Europe; 1996

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         first quarter sales of films were flat versus the first quarter of 1995. Volume increases in water treatment reflected higher paper industry process chemicals sales in Europe caused by market share gains, as well as higher water treatment chemicals sales in Latin America. Construction products experienced volume decreases, primarily due to the 1995 divestment of the composite material business and decreases in sales of fire protection products in North America (due to a declining market) and waterproofing products in North America (compared to a strong 1995 first quarter that benefited from a mild winter) and Europe (due to weak economic conditions in the United Kingdom). These decreases were offset by higher sales of concrete products in Asia Pacific (caused by a strong construction market). Container volume decreases were due to decreased sales of can sealing products in Asia Pacific and closure compounds in Europe, partially offset by improved sales of can coating products in Latin America (as a result of continuing market share penetration).

         Operating income before taxes increased by 23% in the first quarter of 1996 as compared to the 1995 first quarter, as cost management programs initiated in 1995 are beginning to favorably impact operating income within all regions and product lines. North American results in the first quarter of 1996 increased, primarily reflecting improved operating margins and the volume increases in packaging, offset by the volume decreases in construction products noted above. European results improved versus the 1995 first quarter, primarily due to higher sales of silica/adsorbents products (attributable to strong sales of catalyst carriers which are used by customers to convert ethylene to ethanol) and in paper industry process chemicals, as noted above. These favorable results were offset by lower results in packaging, as lower margins and higher operating expenses offset the volume increases discussed above. In Asia Pacific, 1996 first quarter results were flat versus the first quarter of 1995, as the volume increases in refinery catalysts noted above were offset by unfavorable results in can sealing products (due to a shortage of products to be canned as a result of last year's floods in Southeast
         Asia). Latin American 1996 first quarter results improved versus the first quarter of 1995, primarily due to the improved water treatment chemical sales noted above, improved volumes in packaging and market share gains within container's coating products.


                  (2) Statement of Operations:

         Other Income

         Other income includes interest income, dividends, royalties from licensing agreements and equity in earnings of affiliated companies.

         Interest Expense and Related Financing Costs

         Excluding amounts allocated to discontinued operations (as discussed in Note (c) to the consolidated financial statements in this Report), interest expense and related financing costs of $18.4 million in the first quarter of 1996 increased 16% versus the comparable period of 1995. Including amounts allocated to discontinued operations, interest expense and related financing costs increased 26% in the first quarter of 1996 over the comparable period of 1995, to $45.2 million, primarily due to higher debt levels.

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings.

         Research and Development Expenses

         Research and development spending decreased 6% in the first quarter of 1996 versus the 1995 first quarter, reflecting the cost management programs discussed above. Research and development spending continues to be directed toward Grace's core specialty chemicals businesses.

         Income Taxes

         The effective tax rate was 37.0% in the first quarter of 1996 versus 31.1% in the 1995 first quarter, excluding the 1995 first quarter charge of $20.0 million pretax ($12.5 million after-tax) for corporate governance, as discussed above. The higher effective tax rate in the first quarter of 1996 was primarily due to a reduction in the overall foreign tax rate in the first quarter of 1995, as the result of a reassessment of the valuation allowance for certain deferred tax assets.

         Income from Discontinued Operations - Health Care

         The following table compares the results for the health care business for the 1996 first quarter to results for the comparable period of 1995:

         W. R. Grace & Co. and Subsidiaries                                       Three Months Ended
         Health Care Operating Results                                                  March 31,
         -------------------------------------------------------------------  ------------------------------
                                                                                                               Percentage
         Dollars in millions                                                       1996             1995        Increase
         ------------------------------------------------------------------   -----------      -----------     ----------
         Sales and revenues                                                       $539.7            $491.8           10%
                                                                                  ======            ======

         Operating income before taxes (i)                                       $  65.0           $  64.1            1%
                                                                                 =======           =======

         (i) The above operating results do not include interest expense allocated to the discontinued health care business of $26.8 million and $20.1 million for the first quarters of 1996 and 1995, respectively.

         Sales and revenues for the first quarter of 1996 increased by 10% over the comparable period of 1995. These improvements were due to increases of 12% and 16% in kidney dialysis services and medical products operations, respectively. The increase in kidney dialysis services and medical products operations is largely due to the effect of acquisitions subsequent to the first quarter of 1995, partially offset by the decision, effective July 1, 1995, to discontinue recognizing incremental revenue that had previously been recorded relating to certain dual eligible end stage renal disease patients; see the discussion below relating to the Omnibus Budget Reconciliation Act of 1993 (OBRA 93). The number of centers providing dialysis and related services increased 14%, from 610 at March 31, 1995 to 693 at March 31, 1996 (581 in North America, 61 in Europe, 36 in Latin America and 15 in Asia

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         Pacific). The improvements in dialysis services and medical products operations were partially offset by a 5% decrease in home health care revenues resulting from a decrease in infusion therapy revenues due to continued managed care pricing pressure.

         Operating income before taxes in the first quarter of 1996 increased by 1% over the 1995 first quarter. Operating income benefited from the favorable refinancing of a note payable by Grace's health care personnel services company, and the phase-out of certain of Grace's health care-related research programs. Also, operating income of medical products operations improved due to increased revenues, as discussed above. These benefits were offset by the effects of OBRA 93 (which reduced revenues without a commensurate decrease in costs) on kidney dialysis services results, as discussed above, and the reduction in home health care revenues. Also negatively impacting operating income were costs incurred in connection with the investigation by the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG), as discussed below.

         See below for a discussion concerning certain items relating to NMC's operations and the possible material adverse effects of these items.

         OIG Investigative Subpoenas

         In October 1995, NMC received five investigative subpoenas from the OIG. The results of the investigation and its impact, if any, cannot be predicted at this time. In the event that a U.S. government agency believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on NMC's financial position or the results of operations of NMC and Grace. See Note 7 to the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K for additional information.

         Intradialytic Parenteral Nutrition (IDPN) Therapy

         NMC administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. Since late 1993, Medicare claims processors have sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers are pursuing various administrative and legal remedies, including administrative appeals, to address this reduction. In November 1995, NMC filed a complaint in the U.S. District Court for the Middle District of Pennsylvania seeking a declaratory judgment and injunctive relief to prevent the implementation of this policy coverage change.

         NMC management believes that its IDPN claims are consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $113.0 million and $93.0 million as of March 31, 1996 and December 31, 1995, respectively, and currently increasing at the rate of approximately $6.0 million per month. If NMC is unable to collect its

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         IDPN receivable or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.

         In May 1995 the Medicare claims processors circulated a draft coverage policy which, if implemented in the form proposed, would have limited or precluded continued coverage of parenteral and enteral nutrition (PEN) therapies, including IDPN therapy. In April 1996, the Medicare claims processors issued a revised final version of the new coverage policy, which is expected to become effective for services billed on and after July 1, 1996. While the new policy permits continued coverage of IDPN and other PEN therapies, and while the potential impact of the new policy is subject to further analysis, NMC believes that the new policy would make it substantially more difficult to qualify patients for future coverage by, among other things, requiring certain patients to undergo onerous and/or invasive tests in order to qualify for coverage. The new policy would also eliminate all reimbursement for infusion pumps used to administer IDPN therapy. NMC, together with other interested parties, plans to seek to effect certain changes in the new policy, other than with respect to elimination of reimbursement for revenues from infusion pumps, and NMC is developing changes to its patient qualification procedures in order to comply with the policy. However, if NMC is unable to achieve changes in the new policy, if physicians and patients fail to accept the new qualification procedures and/or if patients fail to qualify under such procedures, the policy could significantly reduce the number of patients eligible for Medicare coverage of IDPN and other PEN therapies which would have a material adverse effect on NMC's financial position and its results of operations.

         OBRA 93

         NMC's business, financial position and results of operations could also be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of the OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dialysis patients. See Note 7 to the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K for additional information.


         (b)      Financial Condition; Liquidity and Capital Resources

         During the first quarter of 1996, the net pretax cash used for Grace's continuing operating activities was $47.7 million, versus $68.5 million in the 1995 first quarter. The reduction was primarily due to improved operating results, offset by net cash outflows of $7.5 million in the first quarter of 1996, reflecting amounts paid for the defense and disposition of asbestos-related litigation (net of amounts received from settlements with certain insurance carriers for asbestos-related litigation, as discussed below), as compared to a net cash inflow of $69.1 million in the first quarter of 1995. After giving effect to the net pretax cash (used for)/provided by operating activities of discontinued operations (including an increase in the use of operating working capital by NMC in the first quarter of 1996) and payments of income taxes, the net cash used for operating activities was $91.3 million in the first quarter of 1996 versus $62.5 million in the first quarter of 1995.

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         Investing activities used $139.8 million of cash in the first quarter of 1996, largely reflecting capital expenditures of $112.5 million (more than 70% of which relates to Grace's packaging and catalyst and other silica-based businesses). Also, investing activities of discontinued operations for the first quarter of 1996 used $33.8 million (compared to $3.3 million used in the 1995 first quarter), primarily reflecting the classification of the health care business as a discontinued operation in the 1995 second quarter. Management anticipates that the level of capital expenditures in 1996 will approximate that of 1995.

         Net cash provided by financing activities in the first quarter of 1996 was $246.8 million, primarily reflecting an increase in total debt from December 31, 1995 and proceeds from the exercise of employee stock options, offset by the payment of $12.4 million of dividends. Total debt was $2,160.6 million at March 31, 1996, an increase of $226.8 million from December 31, 1995. Grace's total debt as a percentage of total capital (debt ratio) increased from 61.1% at December 31, 1995 to 61.9% at March 31, 1996, primarily due to the increase in total debt. At March 31, 1996 and December 31, 1995, the net assets of the discontinued health care business included $210.6 million and $226.7 million of debt, respectively.

         Grace expects to receive a substantial amount of cash in 1996 from the expected distribution from NMC (as discussed in Note (c) to the consolidated financial statements in this Report), the previously announced pending sale of the Grace Dearborn water treatment and process chemicals business, the pending sale of Grace's transgenic plant business (see discussion below), and, to a lesser extent, funds generated by operations. Grace expects to apply the cash proceeds generated by these transactions to the reduction of borrowings, the repurchase of stock and investments in core businesses. The Company initiated its previously announced share repurchase program in April 1996.

         Also in April 1996, Grace announced that it had entered into a definitive agreement to sell the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0 million in cash.

         Asbestos-Related Matters

         As reported in Note (b) to the consolidated financial statements in this Report, Grace is a defendant in lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In the first quarter of 1996, Grace paid $7.5 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with certain insurance carriers. The balance sheet at March 31, 1996 includes a receivable due from insurance carriers, a portion of which is subject to litigation, of $281.5 million. Grace has also recorded notes receivable of $147.3 million ($136.8 million net of discounts) for amounts to be received in 1996 to 2001 pursuant to settlement agreements with certain insurance carriers.

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

         Environmental Matters

         There were no significant developments relating to environmental liabilities in the first quarter of 1996.

         For additional information relating to environmental liabilities, see
         Note 12 to the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         (a) Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

         (b) In April 1996, the Company received a formal order of investigation issued by the Securities and Exchange Commission ("Commission") directing an investigation into, among other things, whether the Company violated the federal securities laws by filing periodic reports with the Commission that contained false and misleading financial information. Pursuant to this formal order of investigation, the Company has received a subpoena from the Southeast Regional Office of the Commission requiring the Company to produce documents relating to reserves (net of applicable taxes) established by the Company and National Medical Care, Inc., the Company's principal health care subsidiary ("NMC"), during the period from January 1, 1990 to the date of the subpoena (the "Covered Period"). The Company believes that all financial statements filed by the Company with the Commission during the Covered Period, including the financial statements of NMC included in the NMC Form 10 filed with the Commission on September 25, 1995, and the consolidated financial statements of the Company filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (all of which financial statements, other than unaudited quarterly financial statements, were covered by unqualified opinions issued by Price Waterhouse LLP, Grace's independent certified public accountants), have been fairly stated, in all material respects, in conformity with generally accepted accounting principles. The Company is cooperating with the Commission. The outcome of this investigation and its impact, if any, on the Company or NMC cannot be predicted at this time.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits.  The following are being filed as exhibits to this Report:
        --     By-laws of W. R. Grace & Co., as amended;
        --     Credit Agreement, dated as of March 27, 1996, among W. R.
               Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto and NationsBank, N.A. (South), as agent for such banks;
        --     Letter Agreement dated March 29, 1996 between W. R. Grace &
               Co. and Constantine L. Hampers;
        --     Option Agreement, dated as of May 1, 1995, between W. R. Grace
               & Co. and Albert J. Costello, as amended;
        --     weighted average number of shares and earnings used in per share computations;
        --     computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends; and
        --     financial data schedule.

    (b) Reports on Form 8-K. On February 6, 1996, the Company filed a Report on Form 8-K relating to an agreement to combine NMC with Fresenius AG's dialysis business. The Company filed a Report on Form 8-K on February 13, 1996, relating to

(a) the announcement of 1995 fourth quarter and full year results and (b) the Company's receipt of a letter indicating that NMC is a target of a federal grand jury investigation. On March 6, 1996, the Company filed a Report on Form 8-K relating to the resignation of Thomas L. Gossage from its Board of Directors. On March 27, 1996, the Company filed a Report on Form 8-K relating to an agreement to sell Grace's water treatment and process chemicals business to Betz Laboratories, Inc. The Company filed a Report on Form 8-K on April 15, 1996, relating to an agreement to sell the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150 million. The Company also filed a Report on Form 8-K on May 6, 1996, relating to the announcement of 1996 first quarter results.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            W. R. GRACE & CO.
                                                          ---------------------
                                                              (Registrant)










Date: May 15, 1996                          By /s/ Peter D. Houchin
                                               --------------------
                                                   Peter D. Houchin
                                              Senior Vice President and
                                                Chief Financial Officer
                                         (Acting Principal Accounting Officer)

                                W. R. Grace & Co.

                          Quarterly Report on Form 10-Q
                      for the quarter ended March 31, 1996


                                  EXHIBIT INDEX


Exhibit No.                     Description
- - ----------                      -----------
   3.1        By-laws of W. R. Grace & Co., as amended

   4.1        Credit Agreement, dated as of March 27, 1996, among W. R.
              Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto and NationsBank, N.A. (South), as agent for such banks

   10.1 Letter Agreement dated March 29, 1996 between W. R. Grace & Co. and Constantine L. Hampers

   10.2 Option Agreement, dated as of May 1, 1995, between W. R. Grace & Co. and Albert J. Costello, as amended

   11 Weighted average number of shares and earnings used in per share computations

   12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

   27         Financial Data Schedule