Form 10-Q
period 1996-06-30
GRACE W R & CO /NY/
filed 1996-08-14
CIK 42872

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                  FORM  10 - Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996


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

 90,870,737 shares of Common Stock, $1.00 par value, were outstanding at August 1, 1996.




================================================================================

                       W. R. GRACE & CO. AND SUBSIDIARIES


                               Table of Contents


                                                                                                 Page No.
                                                                                                 --------
Part  I.  Financial Information
- -------

    Item 1.      Financial Statements

                   Consolidated Statement of Operations                                           I-1

                   Consolidated Statement of Cash Flows                                           I-2

                   Consolidated Balance Sheet                                                     I-3

                   Notes to Consolidated Financial Statements                                     I-4 to I-10

    Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                                               I-11 to I-18


Part II.  Other Information
- -------

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

                         PART I.  FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS


      W. R. Grace & Co. and Subsidiaries                                 Three Months Ended           Six Months Ended
      Consolidated Statement of Operations (Unaudited)                       June 30,                      June 30,
      ------------------------------------------------                  ----------------------     -----------------------
      $ millions (except per share)                                       1996          1995         1996           1995
      ---------------------------------                                 ---------     --------     ---------      --------
      Sales and revenues  . . . . . . . . . . . . . . . . . . .           $ 948.9       $932.3      $1,834.9      $1,785.7
      Other income  . . . . . . . . . . . . . . . . . . . . . .              14.1          4.5          17.9           8.8
                                                                         --------       ------      --------      --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . .             963.0        936.8       1,852.8       1,794.5
                                                                         --------       ------      --------      --------

      Cost of goods sold and operating expenses   . . . . . . .             572.0        550.7       1,103.8       1,051.6
      Selling, general and administrative expenses  . . . . . .             206.4        219.7         405.7         450.5
      Depreciation and amortization   . . . . . . . . . . . . .              46.4         40.2          91.9          78.4
      Interest expense and related financing costs  . . . . . .              18.3         18.7          36.7          34.5
      Research and development expenses   . . . . . . . . . . .              29.0         31.1          57.8          61.6
      Corporate expenses previously allocated to the
               health care segment  . . . . . . . . . . . . . .                 -         11.6             -          21.7
      Restructuring costs   . . . . . . . . . . . . . . . . . .              53.7            -          53.7             -
      Gain on sales of businesses   . . . . . . . . . . . . . .            (326.4)           -        (326.4)            -
                                                                          -------       -------     --------      --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . .             599.4        872.0       1,423.2       1,698.3
                                                                          -------       -------     --------      --------

      Income from continuing operations before
               income taxes   . . . . . . . . . . . . . . . . .             363.6         64.8         429.6          96.2
      Provision for income taxes  . . . . . . . . . . . . . . .             130.5         19.8         154.9          28.3
                                                                          -------       ------      --------      --------

      Income from continuing operations   . . . . . . . . . . .             233.1         45.0         274.7          67.9
      Income from discontinued operations   . . . . . . . . . .             100.8         33.7         122.8          58.3
                                                                          -------       ------      --------      --------

      Net income  . . . . . . . . . . . . . . . . . . . . . . .           $ 333.9      $  78.7     $   397.5      $  126.2
                                                                          =======      =======     =========      ========

      ---------------------------------------------------------------------------------------------------------------------

      Earnings per share:
        Continuing operations   . . . . . . . . . . . . . . . .           $ 2.41       $    .47    $     2.82     $     .71
        Net income  . . . . . . . . . . . . . . . . . . . . . .           $ 3.45       $    .83    $     4.09     $    1.33

      Fully diluted earnings per share:
        Continuing operations   . . . . . . . . . . . . . . . .           $ 2.37       $    .46    $     2.76     $     .70
        Net income  . . . . . . . . . . . . . . . . . . . . . .           $ 3.39       $    .80    $     4.00     $    1.30

      Dividends declared per common share   . . . . . . . . . .           $  .125      $    .35    $      .25     $     .70

      ---------------------------------------------------------------------------------------------------------------------


                 The Notes to Consolidated Financial Statements
                    are an integral part of this statement.

W. R. Grace & Co. and Subsidiaries                                                                    Six Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                                          June 30,
- ------------------------------------------------                                                      -----------------
$ millions                                                                                             1996      1995
- ------------------------------------------------                                                      -------   -------
OPERATING ACTIVITIES
    Income from continuing operations before income taxes   . . . . . . . . . . . . . . . . . .        $429.6   $  96.2
    Reconciliation to cash provided by/(used for) operating activities:
           Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .          91.9      78.4
           Noncash charge relating to restructuring costs . . . . . . . . . . . . . . . . . . .          53.7         -
           Gain on sales of businesses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (326.4)        -
           Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign exchange:
               Increase in notes and accounts receivable, net . . . . . . . . . . . . . . . . .         (78.4)    (60.0)
               Decrease/(increase) in inventories . . . . . . . . . . . . . . . . . . . . . . .          33.3     (82.3)
               Proceeds from asbestos-related insurance settlements . . . . . . . . . . . . . .          99.7     156.4
               Payments made for asbestos-related litigation settlements,
                        judgments and defense costs . . . . . . . . . . . . . . . . . . . . . .         (73.1)    (60.2)
               Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .         (20.3)    (51.4)
               Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (98.1)    (37.2)
                                                                                                       ------    ------
    Net pretax cash provided by operating activities of continuing operations   . . . . . . . .         111.9      39.9
    Net pretax cash provided by operating activities of discontinued operations   . . . . . . .          47.1      27.8
                                                                                                       ------    ------
    Net pretax cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . .         159.0      67.7
    Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (40.5)    (91.0)
                                                                                                       ------    ------
    Net cash provided by/(used for) operating activities  . . . . . . . . . . . . . . . . . . .         118.5     (23.3)
                                                                                                       ------    ------

INVESTING ACTIVITIES
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (234.5)   (232.6)
    Businesses acquired in purchase transactions, net of
           cash acquired and assumed debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             -     (31.1)
    Increase in net investments in discontinued operations  . . . . . . . . . . . . . . . . . .         (97.6)    (46.3)
    Net proceeds from divestments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         697.1       7.1
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14.7       2.5
                                                                                                       ------    ------
    Net cash provided by/(used for) investing activities  . . . . . . . . . . . . . . . . . . .         379.7    (300.4)
                                                                                                       ------    ------

FINANCING ACTIVITIES
    Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24.5)    (66.3)
    Repayments of borrowings having original maturities in excess of three months   . . . . . .         (50.8)    (51.2)
    Increase in borrowings having original maturities in excess of three months   . . . . . . .             -      85.3
    Net (decrease)/increase in borrowings having original
           maturities of less than three months . . . . . . . . . . . . . . . . . . . . . . . .          (6.7)    251.0
    Stock options exercised   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          53.2      84.3
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (398.2)    (12.1)
    (Decrease)/increase in net financing activities of discontinued operations  . . . . . . . .         (37.1)      2.2
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -        .1
                                                                                                       ------    ------
    Net cash (used for)/provided by financing activities  . . . . . . . . . . . . . . . . . . .        (464.1)    293.3
                                                                                                       ------    ------

Effect of exchange rate changes on cash and cash equivalents  . . . . . . . . . . . . . . . . .          (1.0)      3.5
                                                                                                       ------    ------
Increase/(decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .        $ 33.1    $(26.9)
                                                                                                       ======    ======


                 The Notes to Consolidated Financial Statements
                    are integral parts of these statements.

   W. R. Grace & Co. and Subsidiaries
   Consolidated Balance Sheet (Unaudited)
   --------------------------------------                                               June 30,            December 31,
   $ millions (except par value)                                                         1996                   1995
   --------------------------------------                                              ---------            -----------
                              ASSETS
    CURRENT ASSETS
       Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .                 $   73.7             $   40.6
       Notes and accounts receivable, net   . . . . . . . . . . . . . .                    712.5                596.8
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .                    402.4                491.9
       Net assets of discontinued operations  . . . . . . . . . . . . .                    296.9                323.7
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .                    194.0                206.1
       Other current assets   . . . . . . . . . . . . . . . . . . . . .                     25.4                 22.2
                                                                                        --------             --------
          Total Current Assets  . . . . . . . . . . . . . . . . . . . .                  1,704.9              1,681.3

    Properties and equipment, net of accumulated
             depreciation and amortization of $1,398.9
            and $1,418.8, respectively  . . . . . . . . . . . . . . . .                  1,771.8              1,736.1
    Goodwill, less accumulated amortization of $12.7
            and $20.6, respectively   . . . . . . . . . . . . . . . . .                     39.6                111.8
    Net assets of discontinued operations - health care   . . . . . . .                  1,571.6              1,435.3
    Asbestos-related insurance receivable   . . . . . . . . . . . . . .                    241.2                321.2
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .                    380.1                386.6
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    596.6                625.3
                                                                                        --------             --------

          TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $6,305.8             $6,297.6
                                                                                        ========             ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
       Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . .                 $  603.9             $  638.3
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . .                    237.8                339.2
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .                    333.8                103.3
       Other current liabilities  . . . . . . . . . . . . . . . . . . .                    828.6                836.4
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . .                    297.0                297.0
                                                                                        --------             --------
          Total Current Liabilities   . . . . . . . . . . . . . . . . .                  2,301.1              2,214.2

    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,262.8              1,295.5
    Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . .                    773.6                789.0
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .                     43.2                 44.8
    Noncurrent liability for asbestos-related litigation  . . . . . . .                    659.1                722.3
                                                                                        --------             --------
          Total Liabilities   . . . . . . . . . . . . . . . . . . . . .                  5,039.8              5,065.8
                                                                                        --------             --------

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY
       Preferred stocks, $100 par value   . . . . . . . . . . . . . . .                      7.4                  7.4
       Common stock, $1 par value   . . . . . . . . . . . . . . . . . .                     98.7                 97.4
       Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . .                    513.4                459.8
       Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .                  1,082.0                709.0
       Cumulative translation adjustments   . . . . . . . . . . . . . .                    (40.4)               (39.4)
       Treasury stock - 5,189,124 common shares, at cost  . . . . . . .                   (395.1)                (2.4)
                                                                                        --------             --------
          Total Shareholders' Equity  . . . . . . . . . . . . . . . . .                  1,266.0              1,231.8
                                                                                        --------             --------

          TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $6,305.8             $6,297.6
                                                                                        ========             ========


                 The Notes to Consolidated Financial Statements
                    are integral parts of these statements.

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (Dollars in millions, except per share amounts)

(A)      BASIS OF PRESENTATION

         The financial statements in this Report at June 30, 1996 and 1995 and for the three- and six-month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K (1995 Annual Report). Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

         The results of operations for the three- and six-month interim periods ended June 30, 1996 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1996.


(B)      ASBESTOS AND RELATED INSURANCE LITIGATION

         As previously reported, Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products, and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Due to the unique nature of each property damage claim, Grace cannot predict whether and to what extent asbestos-related property damage lawsuits and claims will be brought against it in the future or the expenses involved in defending against and disposing of any such future lawsuits and claims. By contrast, Grace believes that there are common features with respect to personal injury claims; therefore, in 1995, Grace determined that it had adequate experience to reasonably estimate the number of personal injury claims to be filed against it through 1998 and established an accrual for such claims.

         Grace was a defendant in approximately 44,100 asbestos-related lawsuits at June 30, 1996 (39 involving claims for property damage and the remainder involving approximately 109,000 claims for personal injury), as compared to approximately 40,800 lawsuits at December 31, 1995 (47 involving claims for property damage and the remainder involving approximately 92,400 claims for personal injury). During the first half of 1996, Grace settled four property damage lawsuits for a total of $11.3 (including one case that was on appeal); one new property damage lawsuit was filed; four property damage lawsuits were dismissed without the payment of any damages or settlement amounts by Grace; and, in a case that had been on appeal and is now final, Grace was held liable for $4.1. During the first half of 1996, approximately 1,400 personal injury claims against Grace were dismissed without payment and $13.6 was recorded to reflect settlements in approximately 3,500 personal injury claims.

         Based upon and subject to the factors discussed in Note 2 to Grace's consolidated financial statements for the year ended December 31, 1995, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury lawsuits and claims pending at June 30, 1996 and December 31, 1995 (except for four property damage lawsuits as to which the liabilities are not yet estimable because Grace has

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (Dollars in millions, except per share amounts)


         not yet been able to obtain sufficient information as to the relevant properties through discovery proceedings), as well as personal injury lawsuits and claims expected to be filed through 1998, is as follows:

                                                                                                   June 30,    December 31,
                                                                                                     1996          1995
         Current liability for asbestos-related litigation (1)  . . . . . . . . . . . . . . .      $100.0        $100.0
         Noncurrent liability for asbestos-related litigation . . . . . . . . . . . . . . . .       659.1 (2)     722.3
                                                                                                   ------         ------
         Total asbestos-related liability . . . . . . . . . . . . . . . . . . . . . . . . . .      $759.1        $822.3
                                                                                                   ======        ======

         (1) Included in "Other current liabilities" in the consolidated balance sheet.
         (2) The decrease from December 31, 1995 reflects payments made by Grace for settlements and defense costs in connection with asbestos-related lawsuits and claims during the six months ended June 30, 1996.

         Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and personal injury lawsuits and claims. With minor exceptions, Grace has also settled with its excess insurance carriers that wrote policies available for property damage claims; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for personal injury lawsuits and claims. Grace is currently in litigation with its remaining excess insurance carriers whose policies Grace believes are available for asbestos-related personal injury lawsuits and claims. Recovery under these policies is subject to lengthy litigation and legal uncertainties. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

         The following table shows Grace's total estimated insurance recoveries in reimbursement for past and estimated future payments to defend against and dispose of asbestos-related lawsuits and claims:

                                                                                                   June 30,    December 31,
                                                                                                     1996          1995
Notes receivable from insurance carriers - current, net of discounts of $4.0 (1995 - $4.3) (1)    $  69.1       $ 62.0
Notes receivable from insurance carriers - noncurrent, net of discounts of $5.1 (1995 - $7.3) (2)    33.4         56.4
Asbestos-related insurance receivable  . . . . . . . . . . . . . . . . . . . .                      241.2(3)     321.2
                                                                                                   ------       ------
         Total amounts due from insurance carriers  . . . . . . . . . . . . . . . . . . . . .      $343.7       $439.6
                                                                                                   ======       ======

         (1) Included in "Notes and accounts receivable, net" in the consolidated balance sheet.
         (2) Included in "Other assets" in the consolidated balance sheet.
         (3) The decrease from December 31, 1995 reflects the receipt of net insurance proceeds of $33.3 and the reclassification of $46.7 from "Asbestos-related insurance receivable" to "Notes receivable from insurance carriers - current" and "- noncurrent" as the result of a 1996 settlement with an insurance carrier.

         At June 30, 1996, settlements with certain insurance carriers provided for the future receipt by Grace of $111.6, which Grace has recorded as notes receivable (both current and noncurrent) of $102.5, net of discounts. In the first half of 1996, Grace received net proceeds of $99.7 pursuant to settlements with insurance carriers in reimbursement for monies previously expended by Grace in connection with asbestos-related lawsuits and claims; of this amount, $65.1 was received pursuant to settlements entered into in 1993 through 1996, which had previously been classified as notes receivable. Pursuant to

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (Dollars in millions, except per share amounts)


         settlements with two groups of carriers in 1995, Grace will continue to receive payments based on future cash outflows for asbestos-related lawsuits and claims; such payments are estimated to represent approximately $215.8 of the asbestos-related receivable of $241.2 at June 30, 1996.

         Grace's ultimate exposure with respect to its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. However, in Grace's opinion (which is not based on a formal opinion of counsel), it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the personal injury and property damage lawsuits and claims pending at June 30, 1996, as well as personal injury lawsuits and claims expected to be filed in the future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated results of operations or financial position.

         For additional information, see Note 2 to the consolidated financial statements in the 1995 Annual Report.

(C)      ACQUISITIONS AND DIVESTMENTS - CONTINUING OPERATIONS

         Acquisitions

         In July 1996, Grace announced that it had completed the acquisition of Cypress Packaging, Inc. (Cypress), a manufacturer of flexible packaging. Cypress, with 1995 sales of more than $20.0, is a leading supplier of plastic packaging materials for the retail pre-cut produce market segment.

         Divestments

         In June 1996, Grace sold its water treatment and process chemicals business to Betz Laboratories, Inc. (Betz). The purchase price in the transaction was $632.0, subject to certain adjustments, plus the assumption of certain liabilities. As initially adjusted, the purchase price of $636.4 (which is subject to further adjustment) was paid at closing as follows: $534.8 in cash, a $100.0 promissory note (secured by a letter of credit) due in January 1997, and a $1.6 promissory note paid in July 1996. The sales and revenues of Grace's water treatment and process chemicals business for the six months ended June 30, 1996 and 1995 were $201.2 and $193.9, respectively; its financial position and results of operations were not significant to Grace.

         As reflected in the consolidated statement of operations (in the line captioned "Gain on sales of businesses"), the sales of this business and the biopesticides business resulted in a pretax gain of $326.4, and an after-tax gain of $210.1 ($2.18 per common share), in continuing operations.

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (Dollars in millions, except per share amounts)


(D)      DISCONTINUED OPERATIONS

         Health Care

         As previously reported, in February 1996 Grace and Fresenius AG (Fresenius) entered into a definitive agreement to combine National Medical Care, Inc. (NMC), Grace's principal health care subsidiary, with Fresenius' worldwide dialysis business (FWD) to create Fresenius Medical Care AG (FMC). The combination would follow the borrowing and/or assumption of debt aggregating approximately $2,300 by NMC, a tax-free distribution of the net cash proceeds by NMC to W. R. Grace & Co.-Conn., a Connecticut subsidiary of the Company that conducts Grace's packaging and specialty chemicals businesses (Grace Chemicals) and a tax-free distribution by the Company, with respect to each share of its Common Stock, of one share of a newly formed Delaware corporation (New Grace) holding all of the stock of Grace Chemicals, as well as Grace's other businesses other than NMC. As a result of these transactions,the holders of the Company's Common Stock would own 100% of New Grace and would be allocated an aggregate of approximately 44.8% of FMC's ordinary shares on a fully diluted basis. The holders of the Company's Common Stock would also own preferred stock, the dividend on which would be linked to the performance of FMC.
         The Company's shareholders are to vote on the combination and related matters at a special meeting to be held on September 16, 1996, and it is expected that the various transactions will be completed following the date of the special meeting and prior to October 1, 1996; however, there can be no assurance as to whether or when such transactions will be completed.

         Grace, on behalf of NMC, has obtained a commitment letter from various financial institutions under which approximately $2,500 of financing is expected to be made available to NMC and certain specified subsidiaries and affiliates in connection with the above transactions. The credit agreement is expected to provide that certain obligations thereunder will be guaranteed by Grace Chemicals for specified periods of time and subject to certain conditions. See "FINANCING" in the Company's Joint Proxy Statement-Prospectus dated August 2, 1996 for additional information.

         In October 1995, NMC received five investigative subpoenas from the Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services. In the event that a U.S. government agency believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on NMC's financial position or the results of operations of NMC and Grace. However, at the present time, the results of the investigation and its impact cannot be predicted, as management does not believe that the liability, if any, with respect to the OIG investigation is estimable.

         Under the terms of the combination of FWD and NMC described above, NMC will remain responsible for all liabilities, if any, resulting from the OIG investigation. In July 1996, an agreement was reached with the U.S. government under which, subject to certain conditions

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (Dollars in millions, except per share amounts)


         and limitations, upon such combination, (i) FMC and the Company (which will become a subsidiary of FMC) are to guarantee the payment of the obligations, if any, of NMC to the U.S. government in respect of the OIG investigation and another proceeding; (ii) Grace Chemicals is to guarantee the obligations of FMC under the foregoing guarantee with respect to acts and transactions that took place prior to the consummation of the combination (but only if such obligations become due and payable and remain uncollected for 120 days); and (iii) NMC is to deliver a standby letter of credit in the principal amount of $150.0 in favor of the U.S. government to support its payment of such obligations. As a result of this agreement, the U.S. government has agreed (i) to not take any action to delay or interfere with the combination and (ii) to release Grace, NMC and certain other parties from certain fraudulent conveyance and related claims arising from or related to the combination (or any transaction comprising a part thereof).

         See Note 7 to the consolidated financial statements in the 1995 Annual Report and "BUSINESS OF FRESENIUS MEDICAL CARE -- Regulatory and Legal Matters -- Legal and Regulatory Proceedings -- OIG Investigation" and " -- OIG Agreements" in the Company's Joint Proxy Statement-Prospectus dated August 2, 1996 for additional information.

         Discontinued Operations - Consolidated Statement of Operations

         The sales and revenues and results of the discontinued health care operations and the gain on the sale of the transgenic plant business of Grace's Agracetus subsidiary (discussed below) were as follows:

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                ----------------------------    -----------------------
                                                                  1996          1995            1996             1995
                                                                 ------        ------           -----            -----
         Sales and revenues - health care                        $565.5        $523.5           $1,105.2       $1,015.3
                                                                 ======        ======           ========       ========
         Income from health care operations
            before income taxes                                  $ 38.9        $ 60.1           $   77.1       $  104.1
         Provision for income taxes                                17.5          26.4               33.7           45.8
                                                                 ------        ------           --------       --------
         Income from health care operations                      $ 21.4        $ 33.7           $   43.4       $   58.3
                                                                 ------        ------           --------       --------
         Gain on sale of business                                $129.0        $    -           $  129.0       $      -
         Provision for income taxes on
            sale of business                                       49.6             -               49.6              -
                                                                 ------        ------           --------       --------
         Net gain on sale of business                            $ 79.4        $    -           $   79.4       $      -
                                                                 ------        ------           --------       --------
         Income from discontinued operations                     $100.8        $ 33.7           $  122.8       $   58.3
                                                                 ======        ======           ========       ========

         The operating results of Grace's cocoa business and other discontinued operations have been charged against previously established reserves and are, therefore, not reflected in the above results.

         The net operating income of the health care business reflects an allocation of Grace's interest expense ($24.4 and $21.6 for the second quarters of 1996 and 1995, respectively,

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (Dollars in millions, except per share amounts)


         and $51.2 and $41.7 for the six months ended June 30, 1996 and 1995, respectively) based on a ratio of the net assets of the health care business as compared to Grace's total capital. Taxes have been allocated to the health care business as if it were a stand-alone taxpayer; however, these allocations are not necessarily indicative of the taxes attributable to the health care business in the future. For the quarter and six months ended June 30, 1995, net operating income of the health care business also reflects an allocation of Grace's health care-related research expenses (Grace management initiated the phase-out of certain of its health care research programs in the third quarter of 1995).

         In May 1996, Grace completed the sale of the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0 in cash, resulting in a pretax gain of $129.0, and an after-tax gain of $79.4 ($0.82 per common share), in discontinued operations.

         Discontinued Operations - Consolidated Balance Sheet

         The net assets, excluding intercompany assets, of Grace's discontinued operations included in the consolidated balance sheet at June 30, 1996, are as follows:

                                                                                                  Sub-        Health
                                                                      Cocoa        Other         Total         Care        Total
                                                                      -----        -----         ------      ---------    --------
         Current assets                                               $335.2       $ 4.7         $339.9      $   726.2    $1,066.1
         Properties and equipment, net                                 180.9        15.9          196.8          417.7       614.5
         Investments in and advances to
           affiliated companies                                          -          28.4           28.4            -          28.4
         Other assets                                                   57.4         -             57.4          981.5     1,038.9
                                                                      ------       -----         ------       --------    --------
             Total assets                                             $573.5       $49.0         $622.5       $2,125.4    $2,747.9
                                                                      ------       -----         ------       --------    --------
         Current liabilities                                          $237.2       $ 5.0         $242.2       $  476.0    $  718.2
         Other liabilities                                              79.2         4.2           83.4           77.8       161.2
                                                                      ------       -----         ------       --------    --------
             Total liabilities                                        $316.4       $ 9.2         $325.6       $  553.8    $  879.4
                                                                      ------       -----         ------       --------    --------
         Net assets                                                   $257.1       $39.8         $296.9(1)    $1,571.6(2)  $1,868.5
                                                                      ======       =====         ======       ========     ========

         (1) Classified as a current asset in the consolidated balance sheet.
         (2) Classified as a noncurrent asset in the consolidated balance sheet.

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

                       W. R. Grace & Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (Dollars in millions, except per share amounts)


(E)      RESTRUCTURING COSTS

         As discussed in Note 5 to the consolidated financial statements in the 1995 Annual Report, Grace began implementing in 1995 a worldwide program focused on streamlining processes and reducing general and administrative expenses, factory administration costs and noncore corporate research and development expenses. As previously reported, Grace expects to implement additional cost reduction and efficiency improvements beyond those initiated in 1995, as its businesses further evaluate and reengineer their operations. In furtherance of that plan, in the second quarter of 1996, Grace recorded a pretax charge of $53.7 million ($32.4 million after-tax), principally related to restructuring the Company's European packaging operations. The charge primarily relates to employee termination benefits and lease termination costs.

(F )     OTHER


          Components of Grace's inventories were as follows:

                                                                     June 30,              December 31,
                                                                       1996                    1995
                                                                     --------              ------------
         Raw and packaging materials                                  $120.0                  $137.1
         In process                                                     79.5                    78.0
         Finished products                                             252.9                   325.2
                                                                      ------                  ------
                                                                      $452.4                  $540.3
         Less:  Adjustment of certain inventories
             to a last-in/first-out (LIFO) basis                       (50.0)                  (48.4)
                                                                      ------                  ------
              Total Inventories                                       $402.4                  $491.9
                                                                      ======                  ======

         Earnings per share are calculated on the basis of the following weighted average number of common shares outstanding:

                                                                         1996                   1995
                                                                      ----------             ----------
         Three Months Ended June 30:  . . . . . . . . . . . .         96,634,000             95,116,000

         Six Months Ended June 30:  . . . . . . . . . . . . .         97,259,000             94,629,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


         REVIEW OF OPERATIONS

                 Overview

         The second quarter of 1996 included an after-tax gain on the sales of businesses, primarily the water treatment and process chemicals business and the transgenic plant business, totaling $289.5 million ($455.4 million pretax), offset by an after-tax charge for restructuring costs of $32.4 million ($53.7 million pretax). The first quarter of 1995 included an after-tax charge of $12.5 million ($20.0 million pretax) relating to corporate governance matters. Excluding the above items, net income for the second quarter of 1996 would have decreased 2% as compared to the second quarter of 1995, and net income for the 1996 first half would have increased by 1% over the 1995 first half.

                 Operating Results

         The following table compares results for the specialty chemicals segment for the 1996 second quarter and first half to those for the comparable periods of 1995:


         W. R. Grace & Co. and Subsidiaries                     Three Months Ended               Six Months Ended
         Specialty Chemicals Operating Results                       June 30,                        June 30,
         -------------------------------------                -----------------------         -----------------------
         $ millions                                             1996            1995            1996           1995
         -------------------------------------                 ------          ------         --------       --------
         Sales and revenues                                    $948.9          $932.3         $1,834.9       $1,785.7
                                                               ======          ======         ========       ========

         Operating income before taxes (i)                     $102.1          $ 85.3         $  186.0       $  153.7
         Gain on sales of businesses                            326.4               -            326.4              -
         Restructuring costs                                    (53.7)              -            (53.7)             -
         Provision for corporate governance                         -               -                -          (20.0)
         Interest expense/financing costs (ii)                  (18.3)          (18.7)           (36.7)         (34.5)
         Other income/(expenses), net (ii)                        7.1            (1.8)             7.6           (3.0)
                                                               ------          ------         --------       --------
         Income from continuing operations
            before income taxes                                $363.6          $ 64.8         $  429.6       $   96.2
                                                               ======          ======         ========       ========

      (i) Reflects the allocation of general corporate overhead, general corporate research expenses and certain other income and expense items that can be identified with the specialty chemicals operations.
      (ii) Corporate interest and financing costs and nonallocable expenses are not reflected in the results of the specialty chemicals segment. Corporate interest and financing costs are not allocated to the specialty chemicals operating results because all significant financing decisions are centralized at the corporate level.

         Sales and revenues increased 2% and 3% in the second quarter and first half of 1996, respectively, as compared to the 1995 periods. The increase for the 1996 second quarter reflected a favorable volume variance estimated at 4%, and unfavorable price/product mix and currency translation variances estimated at 1% each, compared to 1995. The increase for the first half of 1996 reflected a favorable volume variance estimated at 3%, with price/product mix and currency translation variances being flat.

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         Comparison of Second Quarter 1996 to Second Quarter 1995

         Construction products, catalysts and other silica-based products, packaging and water treatment product lines experienced improved volumes, offset by a volume decline in container products.

         # PACKAGING - Volume increases were offset by unfavorable price/product mix variances, resulting in sales being flat for the 1996 quarter versus the 1995 quarter. Sales of bags declined, particularly in Europe and Asia Pacific, due to the considerable decrease in beef consumption caused by the outbreak of bovine spongiform encephalopathy (commonly referred to a "mad cow disease"). Sales of films were down, primarily in North America, due to pricing pressures. Laminate sales increased, primarily as a result of market share gains in Asia Pacific.

         # CATALYSTS AND OTHER SILICA-BASED PRODUCTS - Sales were higher in all regions. Market share gains in Asia Pacific and Europe increased sales for refinery catalysts, and North America polyolefin catalyst sales increased primarily due to an improved resin market.

         # CONSTRUCTION PRODUCTS - Volumes increased in all regions and in all products, especially concrete and waterproofing products in North America and Asia Pacific. These increases were due to housing starts and projects that had been delayed by severe weather in the first quarter of 1996 in North America and market share gains in Asia Pacific. Volume increases were partially offset by the effect of the 1995 divestment of the composite material business.

         # CONTAINER - The negative effects of currency exchange, coupled with volume declines, led to decreased sales of can sealing products in Asia Pacific and closure compounds in Europe, partially offset by volume increases of can coating products in Latin America as a result of continued market penetration.

         # WATER TREATMENT - Volume increases, caused by market share gains, resulted in higher paper industry process chemicals sales in Europe. Water treatment chemicals sales in Latin America increased, as management implemented various programs to improve price/product mix. As discussed in note (c) to the consolidated financial statements in this Report, Grace sold its water treatment and process chemicals business in June 1996.

         Operating income before taxes increased by 20% in the second quarter of 1996 as compared to the 1995 second quarter, as cost management programs continued to favorably impact results across all regions and product lines. In addition to the favorable effects of the cost management programs, operating income before taxes was affected by the factors discussed below.

         # NORTH AMERICA - Improved results in the second quarter of 1996 reflected improved operating margins resulting from the sales volume increases in construction products, offset by continued weakness in fluid cracking catalysts and resultant pricing pressures.

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         # EUROPE - Results improved versus the 1995 second quarter, primarily due to the volume increases in refinery catalysts, construction products and paper industry process chemicals.
              These favorable results were offset by lower results in packaging due to the volume decline in bags, discussed above.

         # ASIA PACIFIC - 1996 second quarter results declined versus the 1995 period, as the volume increases in construction products were offset by unfavorable results in can sealing products due to certain depressed economies and the shortage of products to be canned as a result of last year's floods in Southeast Asia, and in packaging due to the volume decline in bags, discussed above.

         # LATIN AMERICA - Results improved versus the 1995 second quarter, primarily due to the increased water treatment chemical sales and market share gains in coating products.

         For the first half of 1996, operating income increased 21% over the comparable period of 1995, primarily due to improved operating margins and the growth in catalysts and other silica-based products, construction products and water treatment, as discussed above.

                 Statement of Operations

         Other Income

         Other income includes interest income, dividends, royalties from licensing agreements and equity in earnings of affiliated companies. Included in other income in the second quarter and first half of 1996 was interest income of $7.5 million relating to the settlement of prior years' Federal income tax returns.

         Interest Expense and Related Financing Costs

         Excluding amounts allocated to discontinued operations (as discussed in Note (d) to the consolidated financial statements in this Report), interest expense and related financing costs of $18.3 million and $36.7 million in the second quarter and first half of 1996, respectively, decreased 2% and increased 6%, respectively, versus the comparable 1995 periods. Including amounts allocated to discontinued operations, interest expense and related financing costs increased 6% and 15% in the second quarter and first half of 1996, respectively, over the comparable 1995 periods, to $42.7 million and $87.9 million, respectively. The overall increase in interest expense and related financing costs is primarily due to higher average debt levels.

         See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings

         Research and Development Expenses

         Research and development spending decreased 7% and 6% in the second quarter and first half of 1996, respectively, versus the 1995 periods, reflecting cost management programs. Research and development spending for 1996 has been directed to Grace's core packaging and specialty chemicals businesses.

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         Research and development spending is expensed as incurred. Research is carried out by product line laboratories in North America, Europe, Latin America and Asia Pacific and at a corporate research facility in the U.S. Corporate research spending is generally charged to the product lines, based upon the costs incurred on projects directly sponsored by the respective product lines.

         Restructuring Costs

         See note (e) to the consolidated financial statements in this Report for information relating to restructuring costs.

         Income Taxes

         The effective tax rates were 35.9% and 36.1%, respectively, for the second quarter and first half of 1996, compared with 30.6% and 29.4%, respectively, for the second quarter and first half of 1995. Excluding the items discussed under "Overview" above, Grace's effective tax rates would have been 39.1% for the second quarter of 1996 and 38.2% and 30.8% for the first half of 1996 and 1995, respectively.

         The low effective tax rates in the second quarter and first half of 1995 were primarily due to a lower overall foreign tax rate, as the result of a reassessment of the valuation allowance for certain deferred tax assets.

         Income from Discontinued Operations

         The following table compares the results for the health care business for the 1996 second quarter and first half to results for the comparable periods of 1995:


         W. R. Grace & Co. and Subsidiaries                     Three Months Ended              Six Months Ended
         Health Care Operating Results                               June 30,                        June 30,
         ----------------------------------                   ----------------------         ------------------------
         $ millions                                            1996            1995           1996           1995
         ----------------------------------                   ------          ------         --------       ---------
         Sales and revenues                                   $565.5          $523.5         $1,105.2       $1,015.3
                                                              ======          ======         ========       ========

         Operating income before taxes (i)                    $ 63.3          $ 81.7         $  128.3       $  145.8
                                                              ======          ======         ========       ========

      (i) The above operating results do not include interest expense allocated to the discontinued health care business of $24.4 and $21.6 for the second quarters of 1996 and 1995, respectively, and $51.2 and $41.7 for the first six months of 1996 and 1995, respectively.

         Sales and revenues for the second quarter and first half of 1996 increased by 8% and 9%, respectively, over the comparable periods of 1995. These improvements were due to 11% increases in kidney dialysis services revenues in both the second quarter and first half of 1996, and increases of 8% and 12% in the second quarter and first half of 1996, respectively, in medical products operations. The increases were largely due to the effect of acquisitions subsequent to the first half of 1995, partially offset by the decision, effective July 1, 1995, to discontinue recognizing incremental revenue relating to certain dual eligible end

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         stage renal disease patients; see the discussion below relating to the Omnibus Budget Reconciliation Act of 1993 (OBRA 93). The number of centers providing dialysis and related services increased 13%, from 623 at June 30, 1995 to 706 at June 30, 1996 (587 in North America, 66 in Europe, 37 in Latin America and 16 in Asia Pacific). The improvements in dialysis services and medical products operations were partially offset by a 5% decrease in both the second quarter and first half of 1996 in home health care revenues resulting from a decrease in infusion therapy revenues due to continued managed care pricing pressure.

         Operating income before taxes in the second quarter and first half of 1996 decreased by 23% and 12%, respectively, over the 1995 periods. The decreases were principally attributable to the effects of OBRA 93 (which reduced revenues without a commensurate decrease in costs) on kidney dialysis services results and a reduction in home health care operating income due to the decreased revenues discussed above and increased bad debt expense. Also negatively impacting operating income were costs incurred in connection with the OIG investigation, as discussed below and in note (d) to the consolidated financial statements in this Report. These decreases were offset by the increases in medical products operations due to the increased revenues discussed above.

         See below and note (d) to the consolidated financial statements in this Report for a discussion concerning certain items relating to NMC's operations and the possible material adverse effects of these items.

         Intradialytic Parenteral Nutrition (IDPN) Therapy

         Among its other services, NMC administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. Since late 1993, Medicare claims processors have sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC, along with certain other IDPN providers, is pursuing various administrative and legal avenues, including administrative appeals and a declaratory judgment action, to address this problem.

         Although NMC contends that its IDPN claims are consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $130.0 million and $93.0 million as of June 30, 1996 and December 31, 1995, respectively, and which have been increasing at the rate of approximately $6.0 million per month; however, see below for information regarding a new IDPN reimbursement policy. If NMC is unable to collect its IDPN accounts receivable or if IDPN and/or Medicare Parenteral and Enteral Nutrition
         (PEN) program coverage is reduced or eliminated, NMC's business, financial position and results of operations could be materially adversely affected.

         In April 1996, the Medicare claims processors published new medical review policies which restrict substantially the number of patients for whom IDPN would be reimbursed by Medicare. The new policies are final and effective for claims submitted on and after

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         July 1, 1996. NMC and other PEN providers continue to review whether and to what extent possible modifications to the new policies might be obtained in legislative, judicial or administrative forums.

         While the new policy permits continued coverage of IDPN and other PEN therapies, and while the potential impact of the new policy is subject to further analysis, NMC believes that the new policy will make it substantially more difficult to qualify patients for future coverage by, among other things, requiring certain patients to undergo onerous and/or invasive tests in order to qualify for coverage. The new policy also eliminates all reimbursement for infusion pumps. NMC, together with other interested parties, may seek to effect certain changes in the new policy (other than with respect to elimination of pumps revenues), and NMC has developed changes to its patient qualification procedures in order to comply with the policy. However, if NMC is unable to achieve meaningful change in the new policy, if physicians and patients fail to accept the new qualification procedures and/or if patients fail to qualify under such procedures, the policy could significantly reduce the number of patients eligible for Medicare coverage of IDPN and other PEN therapies, which would have a material adverse effect on NMC's financial position and results of operations.

         See Note 7 to the consolidated financial statements in the 1995 Annual Report and "BUSINESS OF FRESENIUS MEDICAL CARE -- Regulatory and
         Legal Matters -- Legal and Regulatory Proceedings -- IDPN" and "-- Reimbursement -- U.S. -- IDPN" in the Company's Joint Proxy Statement-Prospectus dated August 2, 1996 for additional information.

         OBRA 93

         NMC's business, financial position and results of operations could also be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dialysis patients. See Note 7 to the consolidated financial statements in the 1995 Annual Report and "BUSINESS OF FRESENIUS MEDICAL CARE -- Regulatory and
         Legal Matters -- Legal and Regulatory Proceedings -- OBRA 93" in the Company's Joint Proxy Statement-Prospectus dated August 2, 1996 for additional information.


         FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         During the first half of 1996, the net pretax cash provided by Grace's continuing operating activities was $111.9 million, versus $39.9 million in the first half of 1995. The increase was primarily due to improved operating results, partially offset by reduced net cash inflows resulting from settlements with certain insurance carriers for asbestos-related litigation, net of amounts paid for the defense and disposition of asbestos-related litigation (as discussed below), of $26.6 million in the first half of 1996 as compared to $96.2 million in the first half of 1995. After giving effect to the net pretax cash provided by operating activities of discontinued operations and payments of income taxes, the net cash provided by operating activities was $118.5 million in the first half of 1996 versus $23.3 million used in the first half of 1995.

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         Investing activities provided $379.7 million of cash in the first half of 1996, largely reflecting the net cash proceeds of $697.1 million from the divestments of businesses (excluding $101.6 million of promissory notes received on the sale of the water treatment and process chemicals business). This positive cash flow was partially offset by capital expenditures of $234.5 million (more than 70% of which relates to Grace's packaging and catalyst and other silica-based businesses). Also, investing activities of discontinued operations for the first half of 1996 used $97.6 million (compared to $46.3 million used in the first half of 1995), primarily reflecting the classification of the health care business as a discontinued operation in the 1995 second quarter. Management anticipates that capital expenditures for 1996 will not exceed the capital expenditures for 1995.

         Net cash used for financing activities in the first half of 1996 was $464.1 million, primarily reflecting the purchase of stock (as discussed below), reductions in debt and the payment of dividends, partially offset by proceeds from the exercise of employee stock options. Total debt was $1,866.7 million at June 30, 1996, reflecting a decrease of $67.1 million from December 31, 1995. Grace's total debt as a percentage of total capital (debt ratio) decreased from 61.1% at December 31, 1995 to 59.6% at June 30, 1996, primarily due to the decrease in debt. At June 30, 1996 and December 31, 1995, the net assets of the discontinued health care business included $188.1 million and $226.7 million of debt, respectively.

         During the first six months of 1996, Grace received $697.1 million of cash proceeds from divestments, principally from the sales of the water treatment and process chemicals business and the transgenic plant business, and it expects to receive approximately $2.3 billion (in the form of cash and/or the assumption of debt) from the expected distribution from NMC (as discussed in note (d) to the consolidated financial statements in this Report). Grace has applied the cash proceeds received to date, and expects to apply the cash proceeds generated from the NMC distribution and, to a lesser extent, funds generated by operations, to the reduction of borrowings, the repurchase of stock and investments in core businesses.

         See note (d) to the consolidated financial statements in this Report for information concerning an agreement reached with the U.S. government regarding the OIG investigation, and the commitment letter for approximately $2.5 billion of financing obtained by Grace on behalf of NMC.

         In May 1996, Grace Chemicals entered into a new credit agreement providing for total borrowings of $1.85 billion and terminated three previous agreements providing for total borrowings of $850 million. The new credit agreement is intended to provide liquidity to finance the repurchase of stock and potential acquisitions pending the receipt of the distribution from NMC. Borrowings under the new credit agreement are to be guaranteed by New Grace and the Company. Upon the completion of the disposition of NMC, the total borrowings available under the new credit agreement will be reduced to $650 million and the guarantee by the Company will terminate.

         The Company initiated its previously announced share repurchase program in April 1996. As of June 30, 1996, Grace had acquired 5,229,600 shares under this program at a cost of

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition (Continued)


         approximately $398.2 million (or an average price of approximately $76.14 per share). In late July 1996, the Company temporarily suspended the repurchase program. Through late July 1996, Grace had purchased a total of 7,920,200 shares at a cost of approximately $583.3 million (or an average price of approximately $73.65 per share).

         In July 1996, Grace announced that it had completed the acquisition of Cypress Packaging, Inc. (Cypress), a manufacturer of flexible packaging. Cypress, with 1995 sales of more than $20.0 million, is a leading supplier of plastic packaging materials for the retail pre-cut produce market segment. The acquisition of Cypress is in lieu of the previously announced plan to construct a $50.0 million plant in Seneca, South Carolina to serve the fresh-cut produce market.

         Asbestos-Related Matters

         As reported in note (b) to the consolidated financial statements in this Report, Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. In the first half of 1996, Grace received $26.6 million under settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation. The balance sheet at June 30, 1996 includes a receivable due from insurance carriers, a portion of which is subject to litigation, of $241.2 million. Grace has also recorded notes receivable of $111.6 million ($102.5 million, net of discounts) for amounts to be received in 1996 to 2001 pursuant to settlement agreements with certain insurance carriers.

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

         Environmental Matters

         There were no significant developments relating to environmental liabilities in the first half of 1996.

         For additional information relating to environmental liabilities, see
         Note 12 to the consolidated financial statements in the 1995 Annual Report.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

  (a) The section captioned "BUSINESS OF GRACE CHEMICALS--Legal Proceedings and Regulatory Matters" on pages 20-27 of the Prospectus dated August 2, 1996 included in a Registration Statement on Form S-1 (Registration No. 333-09495) filed by Grace Holding, Inc., a subsidiary of the Company, and the section captioned "BUSINESS OF FRESENIUS MEDICAL CARE--Regulatory and Legal Matters--Legal and Regulatory Proceedings" (insofar as such section contains information relating to Grace and/or NMC) on pages 130-142 of the Joint Proxy Statement-Prospectus dated August 2, 1996 included in a Registration Statement on Form S-4 (Registration No. 333-09497) filed by the Company, are incorporated herein by reference.

  (b) Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security-Holders.

  The Company's 1996 Annual Meeting of Shareholders ("Annual Meeting") was held on May 10, 1996. At the Annual Meeting, the Company's shareholders (a) elected three Class I Directors for a term expiring in 1999 and one Class II Director for a term expiring in 1997; (b) ratified the selection of Price Waterhouse LLP as independent certified public accountants of the Company and its consolidated subsidiaries for 1996; (c) approved the Company's Long-Term Incentive Program;
(d) approved the

Company's Annual Incentive Compensation Program; and (e) defeated a shareholder proposal regarding nonemployee directors' retirement benefits.


The following sets forth the results of voting at the Annual Meeting:

                                                        VOTES
                           ---------------------------------------------------------
MATTER                     FOR          AGAINST*      ABSTENTIONS   BROKER NON-VOTES
- ------                     ---          -------       -----------   ----------------

Election of Directors*
- ---------------------
Class I
  A. J. Costello           77,650,539   7,517,194         -0-               -0-
  M. A. Fox                77,788,812   7,378,921         -0-               -0-
  T. A. Vanderslice        77,794,637   7,373,096         -0-               -0-

Class II
  C. L. Hampers            77,494,633   7,673,100         -0-               -0-

Selection of
 Independent
 Accountants               77,618,746   7,223,154       325,833             -0-

Approval of
 Long-Term
 Incentive Program         69,625,813  14,758,408       783,509             -0-

Approval of
 Annual Incentive
 Compensation
 Program                   77,305,760   7,081,791       778,580             -0-

Shareholder
 Proposal                  24,044,222  52,093,064     1,004,906             -0-

- ---------------------------

* With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either "for" or "withheld"; votes relating to directors designated above as "against" are votes cast as "withheld".

Item 5.     Other Information.

            In July 1996, Grace completed the acquisition of Cypress Packaging, Inc. ("Cypress"), a manufacturer of flexible packaging located in Rochester, N.Y. Cypress, with 1995 sales of more than $20 million, is a leading supplier of plastic packaging materials for the retail pre-cut market segment.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.  The following are being filed as exhibits to this Report:

            --       364-Day Credit Agreement, dated as of May 17, 1996, among
                     W. R. Grace & Co.-Conn., W. R. Grace & Co., Grace Holding, Inc., the several banks parties thereto, NationsBank, N.A. (South), as documentation agent, and Chemical Bank, as administrative agent, for such banks (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (Registration No. 333-09495) of Grace Holding, Inc. filed on August 2, 1996 ("S-1 Registration Statement") and incorporated herein by reference)

            -- Amended and Restated Credit Agreement, dated as of May 17, 1996, among W. R. Grace & Co.-Conn., W. R. Grace & Co., Grace Holding, Inc., the several banks parties thereto and Chemical Bank, as agent for such banks (filed as Exhibit
                     4.5 to the S-1 Registration Statement and incorporated herein by reference)

            -- Commitment letter for the Credit Agreement to be entered into by National Medical Care, Inc., the principal health care subsidiary of

                          W. R. Grace & Co., and certain lenders (filed as
                          Exhibit 4.7 to the S-1 Registration Statement and incorporated herein by reference)

                 --       Form of Long-Term Incentive Program Award (filed as
                          Exhibit 10.13 to the S-1 Registration Statement and incorporated herein by reference)

                 --       Form of Stock Option Agreement (filed as Exhibit
                          10.14 to the S-1 Registration Statement and incorporated herein by reference)

                 -- Form of Executive Severance Agreement between W. R. Grace & Co. and new officers (filed as Exhibit 10.23 to the S-1 Registration Statement and incorporated herein by reference)

                 -- Form of Executive Severance Agreement between W. R. Grace & Co. and others (filed as Exhibit 10.22 to the S-1 Registration Statement and incorporated herein by reference)

                 -- Letter Agreement dated June 14, 1996 between W. R. Grace & Co. and Constantine L. Hampers (filed as
                          Exhibit 10.35 to the S-1 Registration Statement and incorporated herein by reference)

                 --       Option Agreement between W. R. Grace & Co. and Albert
                          J. Costello, dated May 1, 1995 (filed as Exhibit
                          10.36 to the S-1 Registration Statement and incorporated herein by reference)

                 --       Option Agreement between W. R. Grace & Co. and Albert
                          J. Costello, dated March 6, 1996 (filed as Exhibit
                          10.37 to the S-1 Registration Statement and incorporated herein by reference)

                 -- Form of Indemnification Agreement between W. R. Grace & Co. and certain directors (filed as Exhibit 10.39 to the S-1 Registration Statement and incorporated herein by reference)

                 -- Guarantee Agreement among Fresenius Medical Care AG, the United States of America, W. R. Grace & Co., and National Medical Care, Inc. dated July 31, 1996 (filed as Exhibit 10.41 to the S-1 Registration Statement and incorporated herein by reference)

                 -- Guarantee Agreement between W. R. Grace & Co.-Conn. and the United States of America dated July 31, 1996 (filed as Exhibit 10.42 to the S-1 Registration Statement and incorporated herein by reference)

                 -- Letter Agreement among W. R. Grace & Co., W. R. Grace & Co.-Conn. and Fresenius Medical Care AG dated July 31, 1996 (filed as Exhibit 10.43 to the S-1 Registration Statement and incorporated herein by reference)

                 -- weighted average number of shares and earnings used in per share computations

                 -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

                 --       financial data schedule

                 -- Pro forma financial information for Grace Holding, Inc. for the six-month period ended June 30, 1996

                 -- Special-purpose, consolidated interim financial statements of the Company for the three-month and six-month periods ended June 30, 1996

                 -- "BUSINESS OF GRACE CHEMICALS--Legal Proceedings and Regulatory Matters" section of the Prospectus dated August 2, 1996 included in the S-1 Registration Statement

                 -- "BUSINESS OF FRESENIUS MEDICAL CARE--Regulatory and Legal Matters--Legal and Regulatory Proceedings" section of the Joint Proxy Statement-Prospectus dated August 2, 1996 included in a Registration Statement on Form S-4 (Registration No. 333-09497) filed by W.
                          R. Grace & Co. (insofar as such section contains information relating to Grace and/or NMC)

         (b) Reports on Form 8-K. The Company filed a Report on Form 8-K on April 15, 1996, relating to an agreement to sell the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150 million. The Company filed a Report on Form 8-K on May 6, 1996, relating to the announcement of 1996 first quarter results. The Company filed a Report on Form 8-K on July 11, 1996, relating to the sale of the business and assets of its Dearborn water treatment and process chemicals business to Betz Laboratories, Inc. The Company also filed a Report on Form 8-K on August 9, 1996, relating to the announcement of 1996 second quarter results.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               W. R. GRACE & CO.
                                        -------------------------------
                                                  (Registrant)



Date: August 14, 1996                   By  /s/ Kathleen A. Browne
                                           ---------------------------
                                                Kathleen A. Browne
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                               W. R. GRACE & CO.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


                                 EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION



         4.1 364-Day Credit Agreement, dated as of May 17, 1996, among W. R. Grace & Co.-Conn., W. R. Grace & Co., Grace Holding, Inc., the several banks parties thereto, NationsBank, N.A. (South), as documentation agent, and Chemical Bank, as administrative agent, for such banks (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (Registration No. 333-09495) of Grace Holding, Inc. filed on August 2, 1996 ("S-1 Registration Statement") and incorporated herein by reference)

         4.2 Amended and Restated Credit Agreement, dated as of May 17, 1996, among W. R. Grace & Co.-Conn., W. R. Grace & Co., Grace Holding, Inc., the several banks parties thereto and Chemical Bank, as agent for such banks (filed as Exhibit 4.5 to the S-1 Registration Statement and incorporated herein by reference)

         4.3 Commitment letter for the Credit Agreement to be entered into by National Medical Care, Inc., the principal health care subsidiary of W. R. Grace & Co., and certain lenders (filed as Exhibit 4.7 to the S-1 Registration Statement and incorporated herein by reference)

         10.1    Form of Long-Term Incentive Program Award (filed as Exhibit
                 10.13 to the S-1 Registration Statement and incorporated herein by reference)

         10.2 Form of Stock Option Agreement (filed as Exhibit 10.14 to the S-1 Registration Statement and incorporated herein by reference)

         10.3 Form of Executive Severance Agreement between W. R. Grace & Co. and new officers (filed as Exhibit 10.23 to the S-1 Registration Statement and incorporated herein by reference)

         10.4 Form of Executive Severance Agreement between W. R. Grace & Co. and others (filed as Exhibit 10.22 to the S-1 Registration Statement and incorporated herein by reference)

         10.5 Letter Agreement dated June 14, 1996 between W. R. Grace & Co. and Constantine L. Hampers (filed as Exhibit 10.35 to the S-1 Registration Statement and incorporated herein by reference)

         10.6 Option Agreement between W. R. Grace & Co. and Albert J. Costello, dated May 1, 1995 (filed as Exhibit 10.36 to the S-1 Registration Statement and incorporated herein by reference)

         10.7 Option Agreement between W. R. Grace & Co. and Albert J. Costello, dated March 6, 1996 (filed as Exhibit 10.37 to the S-1 Registration Statement and incorporated herein by reference)

         10.8 Form of Indemnification Agreement between W. R. Grace & Co. and certain directors (filed as Exhibit 10.39 to the S-1 Registration Statement and incorporated herein by reference)

         10.9 Guarantee Agreement among Fresenius Medical Care AG, the United States of America, W. R. Grace & Co., and National Medical Care, Inc. dated July 31, 1996 (filed as Exhibit 10.41 to the S-1 Registration Statement and incorporated herein by reference)

         10.10 Guarantee Agreement between W. R. Grace & Co.-Conn. and the United States of America dated July 31, 1996 (filed as Exhibit
                 10.42 to the S-1 Registration Statement and incorporated herein by reference)

         10.11 Letter Agreement among W. R. Grace & Co., W. R. Grace & Co.-Conn. and Fresenius Medical Care AG dated July 31, 1996 (filed as Exhibit 10.43 to the S-1 Registration Statement and incorporated herein by reference)

         11 Weighted average number of shares and earnings used in per share computations

         12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

         27      Financial Data Schedule

         99.1 Pro forma financial information for Grace Holding, Inc. for the six-month period ended June 30, 1996

         99.2 Special-purpose, consolidated interim financial statements of the Company for the three-month and six-month periods ended June 30, 1996

        99.3 "BUSINESS OF GRACE CHEMICALS--Legal Proceedings and Regulatory Matters" section of the Prospectus dated August 2, 1996 included in the S-1 Registration Statement

        99.4 "BUSINESS OF FRESENIUS MEDICAL CARE--Regulatory and Legal Matters--Legal and Regulatory Proceedings" section of the Joint Proxy Statement-Prospectus dated August 2, 1996 included in a Registration Statement on Form S-4 (Registration No. 333-09497) filed by W. R. Grace & Co. (insofar as such section contains information relating to Grace and/or NMC)