Form 10-Q
period 1996-09-30
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1996-11-18
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

                          Commission file number 1-3720

                 FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC.
----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    New York                                13-3461988
   ---------------------------------------------     -----------------------
   (State or Other Jurisdiction of Incorporation)    (I.R.S. Employer ID No.)

   Reservoir Place       1601 Trapelo Road      Waltham, MA     02154
-----------------------------------------------------------   ----------
           (Address of Principal Executive Office)            (Zip Code)

Registrant's Telephone Number, Including Area Code  (617) 466-9850


----------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X          No
                                          ----            ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12.13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _________  No _____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 90,000,000, all of which are held by Fresenius Medical Care, AG.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC.
    UNAUDITED, CONSOLIDATED INTERIM STATEMENTS OF EARNINGS AND SUBSIDIARIES
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,

                                                                                    1996        1995
                                                                                  --------     -------
NET REVENUES
  Health care services......................................................      $495,844    $466,642
  Medical supplies..........................................................        38,406      38,583
                                                                                  --------     -------
                                                                                   534,250     505,225
                                                                                  --------     -------

EXPENSES
  Cost of health care services..............................................       305,454     265,496
  Cost of medical supplies..................................................        25,246      29,454
  General and administrative expenses.......................................       114,328      88,987
  Provision for doubtful accounts...........................................        37,547      20,221
  Depreciation and amortization.............................................        30,936      27,983
  Research and development..................................................           598       1,778
  Allocation of Grace Chemicals expenses....................................         1,536       4,075
  Interest expense, net, and related financing costs........................         1,862       5,388
  Reduction of carrying amounts to
    estimated fair values...................................................            --      23,923
                                                                                  --------     -------
                                                                                   517,507     467,305

EARNINGS BEFORE INCOME TAXES................................................        16,743      37,920
PROVISION FOR INCOME TAXES..................................................        14,225      17,210
                                                                                  --------     -------
NET EARNINGS................................................................      $  2,518    $ 20,710
                                                                                  ========    ========

Earnings per share..........................................................      $   0.03    $   0.21

       See accompanying Notes to Unaudited, Consolidated Interim Financial
                                   Statements.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
             UNAUDITED, CONSOLIDATED INTERIM STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     1996            1995
                                                                                  ----------      ----------
NET REVENUES
  Health care services......................................................      $1,495,451      $1,382,947
  Medical supplies..........................................................         119,209         108,881
                                                                                  ----------      ----------
                                                                                   1,614,660       1,491,828
                                                                                  ----------      ----------

EXPENSES
  Cost of health care services..............................................         888,441         778,262
  Cost of medical supplies..................................................          80,545          80,459
  General and administrative expenses.......................................         319,466         271,544
  Provision for doubtful accounts...........................................          80,475          59,362
  Depreciation and amortization.............................................          93,097          80,378
  Research and development..................................................           1,906           3,146
  Allocation of Grace Chemicals expenses....................................           5,322          23,724
  Interest expense, net, and related financing costs........................          16,325          16,929
  Reduction of carrying amounts to estimated
    fair values.............................................................              --          23,923
                                                                                  ----------      ----------
                                                                                   1,485,577       1,337,727
                                                                                  ==========      ==========

EARNINGS BEFORE INCOME TAXES................................................         129,083         154,101
PROVISION FOR INCOME TAXES..................................................          66,202          70,270
                                                                                  ----------      ----------
NET EARNINGS................................................................      $   62,881      $   83,831
                                                                                  ==========      ==========

Earnings per share..........................................................      $     0.66      $     0.88

       See accompanying Notes to Unaudited, Consolidated Interim Financial
                                   Statements.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                     UNAUDITED, CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                     1996           1995
                                                                                  ----------     ----------
                                                                                   SUCCESSOR
                                                                                     BASIS
                                                                                    (NOTE 1)
ASSETS
Current Assets:
  Cash and cash equivalents..............................................         $  220,502     $   33,530
  Accounts receivable, less allowances of $140,519 and $119,914..........            412,170        406,682
  Inventories............................................................             69,924         72,491
  Deferred income taxes..................................................             84,447         81,192
  Other current assets...................................................             74,158         51,835
                                                                                  ----------     ----------
         Total Current Assets............................................            861,201        645,730
                                                                                  ----------     ----------
Properties and equipment, net............................................            459,123        377,328
                                                                                  ----------     ----------
Other Assets:
  Excess of cost over the fair value
     of net assets acquired and other
     intangible assets, net of accumulated
     amortization of $0 and $247,644.....................................          2,685,805        954,811
  Other assets and deferred charges......................................             45,481         20,275
                                                                                  ----------     ----------
         Total Other Assets..............................................          2,731,286        975,086
                                                                                  ----------     ----------
Total Assets.............................................................         $4,051,610     $1,998,144
                                                                                  ==========     ==========

LIABILITIES AND EQUITY
Current Liabilities:
  Current portion of long-term debt
    and capitalized lease obligations....................................         $    5,190     $  183,488
  Accounts payable.......................................................            117,268        104,586
  Accrued liabilities....................................................            227,990        220,771
  Accrued income taxes...................................................              4,278         12,555
                                                                                  ----------     ----------
         Total Current Liabilities.......................................            354,726        521,400
Long-term debt...........................................................          2,284,568         27,903
Capitalized lease obligations............................................              5,542          7,516
Deferred income taxes....................................................            176,529         48,109
Other liabilities........................................................             33,835         30,441
                                                                                  ----------     ----------
         Total Liabilities...............................................          2,855,200        635,369
                                                                                  ----------     ----------
Commitments and Contingencies (Note 5)
Equity:
    Equity...............................................................          1,202,189      1,365,901
    Cumulative translation adjustment....................................             (5,779)        (3,126)
                                                                                  ----------     ----------
         Total Equity....................................................          1,196,410      1,362,775
                                                                                  ----------     ----------
Total Liabilities and Equity.............................................         $4,051,610     $1,998,144
                                                                                  ==========     ==========

 See accompanying Notes to Unaudited, Consolidated Interim Financial Statements.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         1996               1995
                                                                                     -----------        -----------
Cash Flows Provided by Operating Activities:
   Net earnings                                                                      $    62,881        $    83,831
   Adjustments to reconcile net earnings to
     net cash provided by Operating activities:
     Depreciation and amortization                                                        93,097             80,378
     Provision for doubtful accounts                                                      80,475             59,362
     Provision for deferred income taxes                                                   8,286             (3,981)
     Loss on disposal of properties and equipment                                          5,816              2,148
     Reduction of carrying amounts of assets to
      estimated fair value                                                                  --               23,923
Changes in operating assets and liabilities, net of
     effects of purchase acquisitions and foreign exchange:
     Increase in accounts receivable                                                     (82,981)           (93,903)
     Decrease in inventories                                                               2,570              6,243
     Increase in other current assets                                                    (20,569)            (8,250)
     Increase/(Decrease) in accounts payable                                              12,454             (2,320)
     Increase/(Decrease) in accrued income taxes                                          (5,541)            10,880
     Decrease in accrued liabilities                                                     (17,282)           (24,927)
     Increase in other long-term liabilities                                               5,320              5,951
     (Increase)/Decrease in other assets and deferred charges                                987             5,437
     Other, net                                                                            2,812              1,610
                                                                                     -----------        -----------
   Net cash provided by operating activities                                             148,325            146,482
                                                                                     -----------        -----------
Cash Flows from Investing Activities:
   Capital expenditures                                                                  (92,853)           (75,595)
   Payments for acquisitions, net of cash acquired                                       (89,090)          (164,737)
                                                                                     -----------        -----------
Net cash used in investing activities                                                   (181,943)          (240,332)
                                                                                     -----------        -----------
Cash Flows from Financing Activities:
     Advances from Grace Chemicals, net                                                  279,819             95,961
     Proceeds on issuance of debt                                                      2,390,607            125,774
     Payments on debt and capitalized leases                                            (338,793)          (109,677)
     Cash Dividend                                                                    (2,114,396)              --
                                                                                     -----------        -----------
     Net cash provided by financing activities                                           217,237            112,058
                                                                                     -----------        -----------
Effects of changes in foreign exchange rates                                               3,353             (6,503)
                                                                                     -----------        -----------
Increase in cash and cash equivalents                                                    186,972             11,705
Cash and cash equivalents at beginning of period                                          33,530             39,758
                                                                                     -----------        -----------
Cash and cash equivalents at end of period                                           $   220,502        $    51,463
                                                                                     ===========        ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                         $    21,328        $    18,014
    Income taxes                                                                          59,308             20,352

 See accompanying Notes to Unaudited, Consolidated Interim Financial Statements.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  THE COMPANY, REORGANIZATION AND BASIS OF PRESENTATION

THE COMPANY

         Fresenius National Medical Care Holdings, Inc., ("FNMCH"), formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiary, National Medical Care, Inc. and its subsidiaries ("NMC" and together with FNMCH, the "Company") was formed as the result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as February 4, 1996 by and between Grace New York and Fresenius AG (the "Reorganization") which is more fully described hereunder.

         The Company is primarily engaged in (i) providing kidney dialysis services, (ii) manufacturing and distributing products and equipment for dialysis treatment and providing clinical laboratory testing and other medical services, and (iii) providing home infusion therapy, home respiratory and home health services.

THE REORGANIZATION

         The Reorganization, which was effective September 30, 1996, represented the culmination of the following transactions: (1) NMC, which was a subsidiary of W. R. Grace & Co. - Conn. ("Grace Chemicals"), a wholly owned subsidiary of Grace New York, borrowed $2.3 billion and paid a cash dividend of approximately $2.1 billion to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became sibling subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution; (4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York (the "Class D Preferred Stock") for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly owned subsidiary of Fresenius Medical Care AG ("FMC"), and Fresenius AG's worldwide dialysis business ("FWD") was contributed as separate

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

subsidiaries of FMC with the result that 44.8% of the common stock of FMC was exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the common stock of FMC was received by Fresenius AG and the shareholders of Fresenius USA, Inc., its principal U.S. subsidiary, in consideration of the contribution of FWD to FMC. All of the Grace New York (now FNMCH) common stock is held by FMC, while the Class D Preferred Stock (which entitles its holders to a contingent dividend based on the consolidated performance of FMC in the years 1997-2001) and other previously issued classes of Grace New York preferred stock remain outstanding.

ACCOUNTING FOR THE REORGANIZATION

         The issuance by FMC of common stock for all of the common shares of NMC has been accounted for as an acquisition using the purchase method of accounting. The fair value assigned to the purchase by FMC was approximately $1,152,000 and was based upon the mid-point of a range of values assigned to the business by independent financial advisors to Fresenius AG. Accordingly, the fair value of the acquisition of the shares of common stock has been preliminarily allocated to the assets acquired, including intangibles, and liabilities assumed and presented in the balance sheet at September 30, 1996 ("Successor Basis").

         Amounts payable, if any, in the future by FNMCH under the Series D Preferred Stock will be accounted for as additional purchase price consideration for FNMCH by FMC.

BASIS OF PRESENTATION

PREDECESSOR BASIS

         All financial information, except for the September 30, 1996 balance sheet, has been prepared on a predecessor basis. The consolidated interim financial statements exclude all the assets, liabilities (including contingent liabilities), revenues and expenses of Grace New York and its subsidiaries other than the assets, liabilities, revenues and expenses of the

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


Grace New York healthcare business operated by NMC (the "NMC Business"). These statements have been prepared as if the NMC Business had been operated as an independent, stand alone entity for the appropriate predecessor periods presented. The financial statements reflect only the borrowings and interest expense of NMC. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 55 ("SAB 55"), the financial statements have also been adjusted to include certain expenses incurred by Grace Chemicals on the NMC Business's behalf. Also, these consolidated financial statements exclude dividends paid by Grace New York to its common and preferred shareholders as such dividends were a use of funds incurred by the Company and Grace Chemicals (together, the "Grace Consolidated Group"), and not by the NMC Business on a stand alone basis. The dividend paid by NMC immediately prior to the reorganization has been reflected in the Statement of Cash Flows for the nine months ended September 30, 1996.

SUCCESSOR BASIS

         The balance sheet at September 30, 1996 has been prepared on a successor basis and reflects the accounting for the Reorganization and push down of excess purchase price of $1,688,000 after the dividend of $2,114,396 to Grace Chemicals. The Statement of Cash Flow for the nine months ended September 30, 1996 excludes the push down of the excess purchase price since it is a non-cash activity.

         In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the interim financial statements. The results for the nine month period ended September 30, 1996 may not necessarily be indicative of the results for the fiscal year ending December 31, 1996.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


NOTE 2.  INVENTORIES

                                                                                            SEPTEMBER 30,
                                                                                                 1996
   Raw materials..........................................................................     $ 7,412
   Manufactured goods in process..........................................................       2,381
   Manufactured and purchased inventory available
         for sale.........................................................................      31,345
                                                                                               -------
                                                                                                41,138
   Health care supplies...................................................................      28,786
                                                                                               -------
         Total............................................................................     $69,924
                                                                                               =======

NOTE 3.  BORROWINGS

         Immediately prior to the Reorganization, NMC entered into a credit agreement with a group of banks (the "NMC Credit Agreement") pursuant to which the banks made available to NMC and certain specified subsidiaries and affiliates an aggregate of $2.5 billion through three credit facilities (collectively, the "NMC Credit Facility"): (i) a revolving credit facility of up to $1.0 billion (of which up to $250 million is available for letters of credit, up to $450 million is available for borrowings in certain non-U.S. currencies, up to $30 million is available as swing lines in U.S. dollars and up to $20 million is available as swing lines in certain non-U.S. currencies) for up to seven years ("Facility 1"); (ii) a term loan facility of $1.0 billion for up to seven years ("Facility 2"); and (iii) a term loan facility of $500 million for up to two years ("Facility 3"). Loans under the NMC Credit Facility bear interest at either (i) LIBOR plus an applicable margin or (ii) a base rate equal to the higher from time to time of (A) the prime rate or (B) the federal funds rate plus 0.50%. A fee is payable to the lenders equal to a percentage per annum (initially 0.375%) of the portion of the NMC Credit Facility not used.

         No scheduled principal payments are due under the NMC Credit Facility for the first 24 months of its term. Thereafter, principal payments of $500 million in Facility 3 are due at the end of the second year; principal payments are due in equal quarterly installments aggregating $180 million in the fourth year; $200 million in the fifth year; $200 million in the sixth year; $200 million in the seventh year, together with an

       FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


additional payment of $220 million in the end of the seventh year. In addition to the scheduled repayments, the NMC Credit Facility will be reduced by certain portions of the net cash proceeds from certain sales of assets, sales of accounts receivable and the issuance of subordinated debt and equity securities. Prepayments are permitted at any time without penalty, except in certain defined periods. The NMC Credit Agreement contains customary covenants with respect to NMC and its subsidiaries (and, if FMC provides certain guarantees as reflected in the NMC Credit Agreement, FMC and its subsidiaries) including but not limited to financial covenants; mergers and sales of assets above specified amounts; limitations on debt and uses of proceeds; limitations on restricted payments, including dividends; and limitations on acquisitions and capital expenditures. On November 15, 1996 Fresenius Medical Care provided a guarantee of the
NMC Credit agreement, as a result of which their covenants, including limitations on Fresenius Medical Care's ability to pay dividends and other restricted payments, are applicable to Fresenius Medical Care.

         Obligations under the NMC Credit Agreement have been guaranteed by Fresenius Medical Care and certain of its material subsidiaries including FNMCH and Fresenius USA. In addition, Grace Chemicals has guaranteed Facility 2 up to a maximum of $150 million. The Grace Chemicals guarantee under Facility 2 will be released upon Fresenius Medical Care, on a consolidated basis, achieving a ratio of senior debt to EBITDA of equal to or less than 3.5 to 1.0. At September 30, 1996, NMC had borrowed or otherwise utilized the entire amount of the NMC Credit Facility.

NOTE 4: EQUITY

PREDECESSOR BASIS

         These consolidated financial statements include equity balances related only to NMC. Therefore, changes within the equity accounts of Grace New York related to the declaration and payment of dividends to its common and preferred shareholders, the addition of capital contributions and activity related to the granting and exercising of stock options and the purchase of

       FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

treasury stock have been excluded since such movements related to the entire Grace Consolidated Group and not to the NMC Business on a stand-alone basis. Similarly, due to the above transactions, it has not been possible to present separately within Equity the retained earnings of Grace New York related to NMC. A summary of changes in Equity for the nine months ended September 30, 1996 is as follows:


Beginning balance.........................................................................     $ 1,365,901
Net earnings..............................................................................          62,881
Advances from Grace Chemicals, net of prior step up in basis of $79,914 ..................         199,905
Dividends to Grace Chemicals..............................................................      (2,114,396)
                                                                                               -----------
Ending balance (Predecessor basis)........................................................        (485,709)
Excess of purchase price over book value..................................................       1,687,898
                                                                                               -----------
Ending balance............................................................................     $ 1,202,189
                                                                                               ===========

Cumulative translation adjustment for the nine month period ended September 30, 1996 was as follows:


Balance, beginning of year................................................................         $(3,126)
Translation adjustments...................................................................          (2,653)
                                                                                                   -------
Balance, end of year......................................................................         $(5,779)
                                                                                                   =======

SUCCESSOR BASIS

At September 30, 1996, the components of FNMCH's Equity, excluding Cumulative Translation Adjustment and Retained Earnings, which will remain with Grace New York after the Reorganization described in Note 1, were as follows:

Preferred Stocks, $100 par value

      - 6% Cumulative (1); 40,000 shares authorized; 36,460 outstanding.....................    $    3,646
      - 8% Cumulative Class A (2); 50,000 shares authorized; 16,176 outstanding.............         1,618
      - 8% Noncumulative Class B (2); 40,000 shares
           authorized; 21,483 outstanding...................................................         2,148
                                                                                                ----------
                                                                                                     7,412

Preferred Stocks, $.10 par value
      - Noncumulative Class D; 100,000 shares authorized; 89,061,590 outstanding............         8,906
                                                                                                ----------
      Total Preferred Stocks................................................................        16,318

Common Stock, $1 par value; 300,000,000 shares authorized, 90,000,000 outstanding...........        90,000
Paid in capital.............................................................................     1,819,589
Treasury Stock, 9,972,000 common shares, at cost............................................      (723,718)
                                                                                                ----------
                                                                                                $1,202,189
                                                                                                ==========

(1)  160 votes per share.
(2)  16 votes per share.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 5: COMMITMENTS AND CONTINGENCIES

CONTINGENT NON-NMC LIABILITIES OF GRACE NEW YORK (NOW KNOWN AS FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC.)

         In connection with the Reorganization, Grace Chemicals has agreed to indemnify Grace New York and NMC against all liabilities of Grace New York, whether relating to events occurring before or after the Reorganization, other than liabilities arising from or relating to NMC operations. After the Reorganization, Grace New York will remain contingently liable for certain liabilities with respect to pre-Reorganization matters that are not related to NMC operations. Grace New York believes that in view of the nature of the non-NMC liabilities and the expected impact of the Reorganization on Grace Chemicals' financial position, the risk of significant loss from non-NMC liabilities is remote.

OIG INVESTIGATIVE SUBPOENAS

         In October 1995, NMC received five investigative subpoenas from the Office of the Inspector General of the U.S. Department of Health and Human Services (the "OIG"). The subpoenas were issued in connection with an investigation being conducted by the OIG, the U.S. Attorney for the District of Massachusetts and others concerning possible violations of federal laws, including the Anti-kickback Statute and the False Claims Act. The subpoenas call for extensive document production relating to various aspects of NMC's business. A sixth subpoena, clarifying the scope of one originally served, was received in May 1996.

         The five subpoenas cover the following areas: (a) NMC's corporate management, personnel and employees, organizational structure, financial information and internal communications; (b) NMC's dialysis services business, principally relating to its medical director contracts and compensation; (c) NMC's treatment of credit balances resulting from overpayments received under the Medicare end stage renal disease ("ESRD") program, NMC's billing for home dialysis services and its payment of supplemental medical insurance premiums on behalf of indigent patients; (d) NMC's LifeChem

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


laboratory business ("LifeChem"), including documents relating to testing procedures, marketing, customers, competition and certain overpayments totaling approximately $4,900 that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993; and (e) NMC's Homecare Division and, in particular, information concerning the intradialytic parenteral nutrition ("IDPN") business described below, including billing practices related to various services, equipment and supplies and payments made by third parties as compensation for administering IDPN therapy.

         The results of the investigation and its impact, if any, cannot be predicted at this time. In the event that a U.S. government agency believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to substantial fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on NMC's financial position and the results of operations of the Company.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


OMNIBUS BUDGET RECONCILIATION ACT OF 1993

         The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") affected the payment of benefits under Medicare and employer health plans for certain eligible ESRD patients. In July 1994, the Health Care Financing Administration ("HCFA") issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by OBRA 93 would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, the patient's employer health plan was responsible for payment, which was generally at rates higher than that provided under Medicare.

         In April 1995, HCFA issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. Under the new instruction, no 18-month coordination of benefits period would arise, and Medicare would remain the primary payor. HCFA further proposed that its new instruction be effective retroactive to August 1993, the effective date of OBRA 93. If HCFA's reversal of its original implementation of the provisions of OBRA 93 that relate to ESRD patients for whom Medicare is the secondary payor is upheld, NMC may be required to refund payments received from employer health plans for services provided after August 1993 under HCFA's original instruction and to re-bill Medicare for the same services, which would result in a cumulative reduction of net revenues to NMC totaling approximately $120,000 as of December 31, 1995. NMC believes that the April 1995 instruction letter issued by HCFA does not constitute a proper notice of final rulemaking and, accordingly, NMC continued to recognize revenues through the end of June 1995. If HCFA's instruction letter is adjudged by the courts to be the equivalent of a notice of proposed rulemaking, then NMC believes that a 60-day comment period would be required before the rule could become effective. Therefore, NMC believes that it would be allowed to recognize the higher reimbursement rate on dual eligible ESRD patients for 60 days subsequent to the HCFA instruction letter, or approximately through July 1, 1995. Effective July 1, 1995, NMC ceased to recognize the incremental revenue realized under the original instruction, which has

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

resulted in a material reduction in NMC's operating earnings in comparison to prior periods in which NMC recognized such incremental revenue. However, NMC continued to bill the employer health plans as primary payors through December 31, 1995, at which time NMC commenced billing Medicare for the patients affected by OBRA 93.

         In May 1995, NMC filed suit in the U.S. District Court for the District of Columbia seeking a declaratory judgment with respect to HCFA's instructions relating to OBRA 93. In June 1995, the court granted NMC's motion for a preliminary injunction to preclude HCFA from retroactively enforcing its new instruction. The litigation is continuing with respect to NMC's request to permanently enjoin HCFA's new, instruction, both retroactively and prospectively. While there can be no assurance that a permanent injunction will be issued, NMC believes that it will ultimately prevail in its claim that the retroactive reversal by HCFA of its original instruction relating to OBRA 93 was impermissible under applicable law. IF HCFA's revised instruction is upheld NMC's business, financial position and results of operations would be materially adversely affected, particularly if the revised instruction is applied retroactively.

INTRADIALYTIC PARENTERAL NUTRITION

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

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         NMC management believes that its IDPN claims are consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $133,000 (net of a reserve of $35,000) as of September 30, 1996 and currently increasing at the rate of approximately $3,000 per month. If NMC is unable to collect its IDPN receivables, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.

         In May 1995 the Medicare claims processors circulated a draft coverage policy which, if implemented in the form proposed, would have limited or precluded continued coverage of parenteral and enteral nutrition ("PEN") therapies, including IDPN therapy. In April 1996, NMC received a copy of a revised final version of the new coverage policy, which became effective for services billed on and after July 1, 1996. While the new policy permits continued coverage of IDPN and other PEN therapies, and while the potential impact of the new policy is subject to further analysis, NMC believes that the new policy would make it substantially more difficult to qualify patients for future coverage by, among other things, requiring certain patients to undergo onerous and/or invasive tests in order to qualify for coverage. NMC, together with other interested parties, plans to seek to effect certain changes in the new policy and NMC is developing changes to its patient qualification procedures in order to comply with the policy. However, if NMC is unable to achieve changes in the new policy, if physicians and patients fail to accept the new qualification procedures and/or if patients fail to qualify under such procedures, the policy could significantly reduce the number of patients eligible for Medicare coverage of IDPN and other PEN therapies, which would have a material adverse effect on NMC's financial position and its results of operations.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

OTHER LEGAL PROCEEDINGS

         NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, NMC's efforts to persuade the U.S. Food and Drug Administration to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland facility, whether NMC sold defective products, the manner in which NMC handled customer complaints and the development of a new dialyzer product line. Grace New York has also received two subpoenas relating to this investigation. In February 1996, the U.S. Attorney for the district of New Jersey notified NMC that it is a target of the New Jersey grand jury investigation, insofar as it relates to possible violations of federal criminal law in connection with efforts to affect the January 1991 import hold referred to above; the material element of the import hold was, lifted in 1992. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC also received a subpoena in June 1996 requesting certain documents in connection with NMC's imports of the Focus[Registered Trademark] dialyzer from January 1991 to November 1995. The outcome of these investigations and their impact, if any, on NMC's business, financial condition and results of operations cannot be predicted at this time. However, the Company believes that neither the Company nor any of its employees committed any violations of law. Accordingly, the Company does not believe that the results of these investigations will have a material adverse effect on the Company's financial position or results of operations.

           In addition, in December 1994, a subsidiary of NMC received a subpoena from a federal grand jury in the Eastern District of Virginia investigating the contractual relationships between subsidiaries of NMC that provide dialysis services and third parties that provide medical directorship and related services to those subsidiaries.

        FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The Company also is subject to claims and suits arising in the ordinary course of business, such as malpractice claims, the ultimate resolution of which would not, in the Company's opinion, have a material adverse effect on the Company's financial condition or results of operations.

INSURANCE

         The Company is largely self-insured for group health, workers compensation, medical malpractice, auto and general liability. Provisions for losses expected under these programs are recorded currently based upon NMC's estimates of the aggregate liability for claims incurred.

NOTE 6.  SUBSEQUENT EVENTS

DIAGNOSTICS SUBPOENA

         On October 31, 1996, Biotrax International Inc. ("Biotrax") and Diagnostic Services, Inc. ("DSI"), both of which are subsidiaries of NMC, received an investigatory subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents by December 30, 1996 on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company is reviewing the subpoena with its legal counsel and expects that it will make extensive document production in response to the subpoena. The outcome of this investigation and its effect, if any, on NMC cannot be predicted at this time. If, however, the results of this investigation are adverse to the Company, the Company could face the same types of potential consequences of the OIG investigation.

QUI TAM ACTIONS

        TAMPA

        The Company and NMC have recently become aware that a qui tam action has been filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Tampa Action"). The original complaint in the Tampa Action was filed under seal in 1995. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide the Company and NMC with a copy of the complaint. Pursuant to a court order dated November 7, 1996, the seal was further modified to permit the Company and NMC to disclose the complaint to the underwriters involved in two public securities offerings by FMC (the "Offerings") and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in FMC's filings under the Securities Act of 1933, as amended, with respect to the Offerings and in FMC's and FNMCH's periodic filings under the Securities Exchange Act of 1934, as amended.

        The complaint in the Tampa Action alleges, among other things, that the Company, NMC and certain NMC subsidiaries violated the False Claims Act in connection with the retention of overpayments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages in excess of $10 million including applicable fines, and alleges that the defendants are liable the United States for three times the amount of the alleged damages plus fines of up to $10,000 per false claim.

        PENNSYLVANIA

        The Company, FMC and NMC have recently become aware that a qui tam action has been filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). The original complaint in the Pennsylvania Action was filed under seal in February of 1996. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide NMC with a copy of the complaint. Pursuant to a court order dated November 15, 1996, the seal was further modified to permit FMC and NMC to disclose the complaint to the underwriters involved in two public securities offerings (the "Offerings") and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their sucessors and assigns and their respective counsel and to disclose allegations in the complaint in FMC's filings under the Securities Act of 1933, as amended, with respect to the Offerings and in FMC's and the Company's periodic filings under the Securities Exchange Act of 1934, as amended.

        The complaint in the Pennsylvania Action alleges, among other things, that a pharmaceutical manufacturer, an unaffiliated dialysis provider and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for a nonsterile intravenous drug and for intravenous drugs which were allegedly billed in excess of permissible Medicare reimbursement rates. The complaint also claims that the defendants violated the Medicare and Medicaid antikickback statutes in connection with the receipt of discounts and other in kind payments as alleged inducements to purchase intravenous drugs. The complaint is focused on the business relationship between the pharmaceutical manufacturer and several providers, one of which is NMC. The complaint claims that as a result of this allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in the Pennsylvania Action or in any other qui tam action could have a material adverse effect on the Company's business, financial condition or results of operations.

                 FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC.
        UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

FRESENIUS USA

         Effective October 1, 1996, Fresenius AG contributed all of the assets and liabilities of Fresenius USA ("FUSA") to FNMCH. At September 30, 1996, FUSA had total assets of $249 million. For the nine months ended September 30, 1996, FUSA had revenues of $259 million. The contribution of FUSA to FNMCH by Fresenius AG will be accounted for on the cost basis since FUSA is a subsidiary under control of a common parent. Future financial statements of FNMCH will include the results of operations and financial position of FUSA.

GUARANTEE

         FMC and FNMCH have agreed to provide the United States government upon consummation of the Reorganization described in Note 1, with a joint and several guarantee of payment of the obligations, if any, arising out of the investigation by the OIG.

         In support of this guarantee, NMC has delivered to the government an irrevocable standby letter of credit in the amount of $150 million.

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables summarize certain operating results of FNMCH by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by MPG to DSD.

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                           ------------------           -----------------
                                              SEPTEMBER 30                SEPTEMBER 30
$MILLIONS                                  ------------------           -----------------
---------                                  1996          1995           1996           1995
                                           ----          ----           ----           ----
Net Revenues
     DSD                                 $  411.7      $  371.2      $  1,223.8      $  1,095.8
     MPG                                    104.9          96.8           314.9           282.2
     NMC Homecare                            68.6          81.2           225.0           245.3
     Intercompany Eliminations              (50.9)        (44.0)         (149.0)         (131.5)
                                         --------      --------      ----------      ----------
Total Net Revenues                       $  534.3      $  505.2      $  1,614.7      $  1,491.8
                                         --------      --------      ----------      ----------
Operating Earnings
     DSD                                 $   26.8      $   60.4      $    143.8      $    194.8
     MPG                                     21.7          (8.0)           62.1            15.2
     NMC Homecare                           (15.5)         10.6            (3.0)           33.7
                                         --------      --------      ----------      ----------
                                             33.0          63.0           202.9           243.7
                                         --------      --------      ----------      ----------
Other Expenses
     General Corporate, including
       Grace Allocations                     13.8          16.5            55.6            55.1
     Research and Development
       including Grace Allocations            0.6           3.2             1.9            17.6
     Interest Expense, Net                    1.9           5.4            16.3            16.9
                                         --------      --------      ----------      ----------
     Total Other Expenses                    16.3          25.1            73.8            89.6
                                         --------      --------      ----------      ----------
Earnings Before Income Taxes                 16.7          37.9           129.1           154.1
Provision for Income Taxes                   14.2          17.2            66.2            70.3
                                         --------      --------      ----------      ----------
Net Earnings                             $    2.5      $   20.7      $     62.9      $     83.8
                                         ========      ========      ==========      ==========

ITEM 2                MANAGEMENT DISCUSSION AND ANALYSES OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This seciton contains forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting Fresenius National Medical Care, Holdings, Inc., but no assurance can be given that such events will occur or that the results will be as anticipated. Such sections include, without limitation, discussions concerning the outlook of Fresenius National Medical Care, Holdings, Inc. future plans and management's expectations regarding future performance.

OVERVIEW

         Fresenius National Medical Care Holdings, Inc. ("FNMCH"), formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiary, National Medical Care, Inc. and its subidiaries ("NMC" and together with Grace New York, the "Company"), was formed in a series of transactions constituting the Reorganization consummated on September 30, 1996 by Fresenius AG and W. R. Grace & Co.

         NMC is primarily engaged in (a) providing kidney dialysis services, (b) manufacturing and distributing products and equipment for dialysis treatment and performing clinical laboratory testing and other medical services, and (c) providing home infusion therapy, home respiratory therapy and home health services. Throughout NMC's history, a significant portion of NMC's growth has resulted from the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

         NMC derives a significant portion of its net revenues from Medicare, Medicaid and other government health care programs (approximately 62% for the year ended December 31, 1995). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO (which accounted for approximately 21% of DSD's total net revenues for the year ended December 31, 1995), and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures. Congress has considered and continues to consider proposals to amend the Medicare ESRD legislation to extend the coordination of benefits period during which a patient's employer health plan is the primary payor and Medicare is the secondary payor. If enacted, such legislation could favorably affect NMC's results of operations. For example, if a six-month extension of the coordination of benefits period had been in effect for the full calendar year it would have resulted in an increase of DSD's annual revenues and pretax profits by approximately $65 million, assuming no reduction in reimbursement rates paid by non-government payors. There can be no assurance as to whether or when any proposed legislation will be enacted.

         NMC's business, financial position and results of operations would be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dual eligible ESRD patients. NMC's business, financial position and results of operations also could be materially adversely affected by the pendency of, or an adverse outcome in, the OIG Investigations, the pending challenge by NMC of changes effected by Medicare in approving reimbursement claims relating to the administration of IDPN or by the recent adoption of a new coverage policy that will change IDPN coverage prospectively.

         NMC also derives a significant portion of its net revenues from reimbursement by non-government payors. Historically, reimbursement rates paid by these non-government payors generally have been higher than Medicare and other government program rates in all areas except for certain services provided by NMC Homecare. However, non-government payors are imposing cost containment measures that are creating significant downward pressure on reimbursement levels that NMC receives for its services and products.

         DSD operated or managed dialysis centers in 14 foreign countries at September 30, 1996. In certain countries, NMC experiences lower reimbursement rates per treatment for dialysis services than are generally realized in the U.S. NMC's international dialysis services operations currently generate less operating profit per treatment than domestic dialysis operations due to both the lower reimbursement rates in some countries and the start-up nature of many of the centers in foreign countries.

                      MANAGEMENT DISCUSSION AND ANALYSES OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Net revenues for the third quarter and first nine months of 1996 increased by 6% and 8% respectively over the comparable periods of 1995. These improvements were primarily due to 11% and 12% increases in kidney dialysis services revenues in the third quarter and first nine months of 1996, respectively, and increases of 8% and 12% in the third quarter and first nine months of 1996 respectively, in medical products operations. Net earnings for the third quarter and first nine months decreased 88% and 25% respectively over the comparable periods of 1995. These decreases were primarily due to the decreases in both the third quarter and first nine months of 1996 in home health care revenues resulting from continuing price competition from managed care, changes in Medicare coverage qualification procedures for IDPN patients, and increased provisions for doubtful accounts. Also negatively impacting net earnings were non-recurring charges of approximately $10.0 million relating to fraudulent activities within the dialysis and laboratory operations within Portugal.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         DSD. DSD's revenues for the third quarter of 1996 increased by 11% ($40 million) over the comparable period in 1995, primarily as a result of a 10% increase in the number of treatments provided worldwide, and an $8 million increase in revenues in diagnostic services. The treatment increase was largely due to an increase in the number of dialysis centers (732 at September 30, 1996 as compared to 657 at September 30, 1995). The growth in diagnostic services was primarily due to a significant increase in the number of primary care treatments resulting from acquisitions in 1995.

         DSD's operating earnings for the third quarter of 1996 decreased by 55% ($33 million) over the comparable period in 1995, primarily due to the impact of writedowns in dialysis and laboratory operations within Portugal related to fraudulent activities by its former country manager ($10 million), increased reserves related to certain Portuguese uncollectible accounts and tax matters ($10.1 million), write-off of Brazil franchise fees ($9 million) due to extensive delays in government payments to dialysis clinics, a decline in the overall domestic dialysis rate per treatment ($7 million), and increased operating expenses ($3 million), somewhat offset by profits on increased treatment volume ($6 million).

                      MANAGEMENT DISCUSSION AND ANALYSES OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MPG. MPG's revenues for the third quarter increased by 8% over the comparable period in 1995, due to increases in both Renal Products and LifeChem. Renal Products revenues for the third quarter of 1996 increased by 7% ($6 million) over the comparable period in 1995, primarily as a result of increases in sales of medical supplies to DSD. LifeChem revenues increased as a result of increased billable testing volume.

         MPG's operating earnings for the third quarter of 1996 increased
$30 million over the comparable period in 1995, primarily due to one-time charges recorded in the third quarter of 1995 for impairment of assets and writedowns ($24 million) and improved gross margins resulting from higher sales volume and lower product costs.

         NMC Homecare. NMC Homecare's revenues for the third quarter decreased by 15% ($13 million) over the comparable period in 1995 primarily due to a change in Medicare qualification procedures for IDPN patients ($6 million) and the continuing impact of price compression from managed care primarily in the infusion part of the business ($7 million).

         NMC Homecare's operating earnings for the third quarter decreased $26 million over the comparable period in 1995 primarily due to base infusion revenue shortfalls resulting from continuing pricing pressure from managed care, ($7 million) tightening of Medicare coverage qualification procedures for IDPN patients ($6 million), increased bad debt provisions ($11 million) and provisions for severance and restructuring charges ($2 million).

         Other Expenses. NMC's other expenses for the third quarter decreased by 34% ($8 million) over the comparable period in 1995 primarily due to reduction of corporate ($1 million) and research and development expenses ($3 million), and reduced spending at the headquarters level ($2 million). Interest expense decreased $3 million for the third quarter over the comparable period in 1995, primarily due to decreased borrowings from the parent company.


         The tax rate of 85% does not bear the normal relationship to taxable income as in 1995 (45.4%) due to certain non-deductible writedowns taken in Portugal.

                      MANAGEMENT DISCUSSION AND ANALYSES OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         DSD. DSD's revenues for the first nine months of 1996 increased by 12% ($128 million) over the comparable period in 1995, primarily as a result of a 12% increase in the number of treatments provided worldwide, and a $34 million increase in diagnostic services, offset somewhat by the absence of the comparable profit contribution from OBRA 93 recorded in the first six months of 1995 ($38 million). The growth in DSI was primarily due to a significant increase in the number of primary care treatments resulting from acquisitions consummated in 1995.

         DSD's operating earnings for the first nine months of 1996 decreased by 26% ($51 million) primarily as a result of the absence of the comparable profit contribution from OBRA 93 ($38 million), writedowns in Portugal related to fraudulent activities ($10 million), increased reserves for certain Portuguese uncollectible accounts and tax matters ($10.1 million), and write-offs of Brazil franchise fees ($9 million), somewhat offset by increased treatment volume.

         MPG. MPG's revenues for the first nine months increased 12% over the comparable period in 1995 due to increases in both Renal Products and LifeChem. Renal Products revenues for the first nine months of 1996 increased by 12% ($26 million) over the comparable period in 1995, primarily as a result of a 13% increase in sales of medical supplies to DSD, as well as greater revenues from international operations due to increased market penetration in Europe. LifeChem revenues increased as a result of increased billable testing volume.

         MPG's operating earnings for the first nine months of 1996 increased by $47 million over the comparable period in 1995, primarily due to higher revenues, increased capacity utilization, lower manufacturing costs, reduction in operating expense and

                      MANAGEMENT DISCUSSION AND ANALYSES OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

distribution costs, and one-time charges recorded in the third quarter of 1995 for asset impairments and writedowns.

         NMC Homecare. NMC Homecare's revenues for the first nine months decreased by 8% ($20 million) over the comparable period in 1995 primarily due to changes in Medicare qualification procedures for IDPN patients ($6 million), and continued price compression from managed care ($16 million) partially offset by increases in respiratory therapy revenues.

         NMC Homecare's operating earnings for the first nine months of 1996 decreased $37 million over the comparable period in 1995, primarily due to continued pressure resulting from managed care, the decline in the number of Medicare patients who qualify for coverage under the government's new procedures and provisions for bad debt expense ($11 million) and restructuring charges ($2 million) recorded in the third quarter of 1996.

         Other Expenses. NMC's other expenses for the first nine months decreased by 17% ($15 million) over the comparable period in 1995 primarily due to a reduction of research and development expenses ($16 million) somewhat offset by increased corporate expenses ($1 million). The tax rate of 51.3% is higher than the previous year's rate of 45.6% due to the previously mentioned non-deductible writedowns taken in Portugal.

LIQUIDITY AND CAPITAL RESOURCES

         NMC requires significant capital resources to pursue its growth strategy of developing new dialysis centers, acquiring existing dialysis centers, expanding the number of facilities at which its homecare services are offered, making other strategic acquisitions and expanding its international operations. NMC made acquisitions totaling $89 million and $165 million in the first nine months of 1996 and 1995, respectively. NMC made capital expenditures for internal expansion, improvement, new furnishings and equipment of $93 million and $76 million in the first nine months of 1996 and 1995, respectively.

                      MANAGEMENT DISCUSSION AND ANALYSES OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NMC also requires capital resources for working capital purposes. NMC used cash to fund increases in accounts receivable of $70 million and $94 million in the first nine months of 1996 and 1995, respectively. The increases in accounts receivable reflect growth in NMC's business operations and the sharp reduction in IDPN claims approved for payment.

         NMC has historically funded its acquisitions and capital expenditures with cash advances from the Grace Chemicals consolidated group and cash from operations supplemented by financing programs, including a $200 million accounts receivable securitization program. At September 30, 1996, $167 million was outstanding under this program. NMC generated net cash from operations of $197 million and $146 million in the first nine months of 1996 and 1995, respectively. NMC received net cash advances from Grace of $280 million and $96 million in the first nine months of 1996 and 1995, respectively.

         Effective July 1, 1995, NMC ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. If NMC's position with respect to the retroactive application of OBRA 93 is not sustained, it may be required to refund amounts previously collected from private third-party payors (approximately $190 million through June 30, 1995) and rebill Medicare for these services, which would result in an estimated net cash and operating earnings loss of approximately $120 million as of December 31, 1995. The amount of the potential net loss for financial reporting purposes is not expected to increase subsequent to June 30, 1995 because, as described above, NMC did not recognize the incremental OBRA 93 revenue; the amount of the potential cash loss subsequent to June 30, 1995 is not significantly increasing because many of the private payors are withholding payment pending the outcome of the litigation. NMC began billing Medicare as the primary payor for the dual eligible

                      MANAGEMENT DISCUSSION AND ANALYSES OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ESRD patients affected by OBRA 93 effective January 1, 1996 and has begun to rebill Medicare as the primary payor for services rendered to dual eligible ESRD patients from April 23, 1995 through December 31, 1995 for whom payment had not yet been rendered by their third-party insurance payors. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instructions are sustained but given an effective date of later than June 30, 1995, NMC may be able to rebill such services to third-party payors and, as a result, NMC's future results of operations and financial position would be favorably affected by the incremental revenue that NMC would recognize.

         NMC entered into the NMC Credit Agreement, with an available aggregate principal amount of $2.50 billion. The NMC Credit Agreement was used to fund a payment to Grace Chemicals, finance existing and future letters of credit and for general corporate purposes, future capital requirements and acquisitions. FNMCH will have significant indebtedness under the NMC Credit Agreement.

         The liquidity of FNMCH is contingent upon a number of factors, principally FNMCH's future operating results and the contingencies referred to below. If existing sources of funds are not sufficient to provide liquidity, FNMCH may need to sell assets or obtain debt or equity financing from additional external sources. There can be no assurance that FNMCH will be able to do so on satisfactory terms, if at all.

         FMC is currently in the process of raising approximately $700 million through an offering of 5,000,000 preference shares and trust preferred securities, the proceeds of which will be used to refinance indebtedness incurred by FNMCH and general corporate purposes.

IMPACT OF INFLATION

         A substantial portion of FNMCH's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. Non-governmental payors also are exerting downward pressure on reimbursement levels. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect the Company's business and results of operations, possibly materially.

CONTINGENCIES

         The Company is the subject of investigations by several federal agencies and authorities, is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, and is seeking to change a proposed revision to IDPN coverage polices. See Note 5 to the unaudited, consolidated interim financial statements for further description.

                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

                On October 31, 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc. ("DSI"), both of which are subsidiaries of National Medical Care, Inc. ("NMC"), received an investigatory subpoena from the Office of the Inspector General ("OIG") of the Department of Health and Human Services. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents by December 30, 1996 on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company and Fresenius Medical Care Aktiengesellschat ("FMC") are reviewing the subpoena with legal counsel and the Company expects that it and its subsidiaries will make extensive document production in response to the subpoena. The investigation is in its early stages. The outcome of this investigation, its duration and its effect, if any, on NMC or the Company cannot be predicted at this time. If, however, the results of this investigation are adverse to NMC, NMC or the Company could face the same types of potential consequences of the OIG investigation.


                The Company, FMC and NMC have recently become aware that a qui tam action has been filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Tampa Action"). The original complaint in the Tampa Action was filed under seal in 1995. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide W.R. Grace & Co. and NMC with a copy of the complaint. Pursuant to a court order dated November 7, 1996, the seal was further modified to permit FMC and NMC to disclose the complaint to the underwriters involved in two public securities offerings by FMC (the "Offerings") and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in FMC's filings under the Securities Act of 1933, as amended, with respect to the Offerings and in FMC's and the Registrant's periodic filings under the Securities Exchange Act of 1934, as amended.

                The complaint in the Tampa Action alleges, among other things, that the Company (then named "W.R. Grace & Co."), NMC and certain NMC subsidiaries violated the False Claims Act in connection with the alleged retention of over-payments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an alleged inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. Plaintiff alleges that, in the aggregate, such amounts exceed $10 million. For additional information relating to pending legal proceedings, see the Notes to Unaudited, Consolidated Interim Financial Statements included in this Report. See also the discussion under "Business of Fresenius Medical Care -- Regulatory and Legal Matters -- Legal and Regulatory Proceedings" in the Joint Proxy Statement-Prospectus of the Registrant, FMC, and Fresenius USA,
Inc. dated August 2, 1996.

                The Company, FMC and NMC have recently become aware that a qui tam action has been filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). The original complaint in the Pennsylvania Action was filed under seal in February of 1996. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide NMC with a copy of the complaint. Pursuant to a court order dated November 15, 1996, the seal was further modified to permit FMC and NMC to disclose the complaint to the underwriters involved in two public securities offerings (the "Offerings") and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their sucessors and assigns and their respective counsel and to disclose allegations in the complaint in FMC's filings under the Securities Act of 1933, as amended, with respect to the Offerings and in FMC's and the Company's periodic filings under the Securities Exchange Act of 1934, as amended.

                The complaint in the Pennsylvania Action alleges, among other things, that a pharmaceutical manufacturer, an unaffiliated dialysis provider and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for a nonsterile intravenous drug and for intravenous drugs which were allegedly billed in excess of permissible Medicare reimbursement rates. The complaint also claims that the defendants violated the Medicare and Medicaid antikickback statutes in connection with the receipt of discounts and other in kind payments as alleged inducements to purchase intravenous drugs. The complaint is focused on the business relationship between the pharmaceutical manufacturer and several providers, one of which is NMC. The complaint claims that as a result of this allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in the Pennsylvania Action or in any other qui tam action could have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                At a Special Meeting on September 16, 1996, the stockholders of Registrant approved the re-organization (the "Reorganization") described in the Joint Proxy Statement-Prospectus of Fresenius Medical Care, Registrant and Fresenius USA, Inc. dated August 2, 1996. Such approval and the closing of the Reorganization were previously reported in a Report on Form 8-K filed on October 15, 1996. The number of votes cast in favor of the Reorganization was 76,330,692, with 681,952 votes cast against the Reorganization and 443,917 abstentions. At the Special Meeting, the stockholders of Registrant also approved an amendment to the Certificate of Incorporation establishing the Class D Special Dividend Preferred Stock and changing the name of Registrant to "Fresenius National Medical Care Holdings, Inc." The number of votes in favor of such an amendment was 72,900,256, with 4,356,893 votes cast against the Reorganization and 477,817 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Not Applicable.


                  (b) Reports on Form 8-K. On July 11, 1996, the Registrant filed a Report on Form 8-K relating to the sale of the business and assets of its Dearborn water treatment and process chemicals business to Betz Laboratories, Inc. The Registrant also filed a Report on Form 8-K on August 9, 1996, relating to the announcement of 1996 second quarter results.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FRESENIUS NATIONAL
                                                 MEDICAL CARE HOLDINGS, INC.




Date: November 15, 1996                          /s/ Geoffrey W. Swett
      __________________                         _______________________________
                                                 Name: Geoffrey W. Swett
                                                 Title: Vice President



Date: November 15, 1996                           /s/ Robert W. Armstrong, III
      ___________________                         ______________________________
                                                 Name:  Robert W. Armstrong, III
                                                 Title: Principal Accounting
                                                         Officer