Form 10-K405
period 1996-12-31
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1997-03-31
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from           to           .
                                            ---------    ----------

                          Commission file number 1-3720
                                                 ------

                 FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                         NEW YORK                        13-3461988
               (State or Other Jurisdiction              (I.R.S. Employer
             of Incorporation or Organization)           Identification No.)
      (Jurisdiction of incorporation or organization)

            TWO LEDGEMONT CENTER, 95 HAYDEN AVE., LEXINGTON, MA 02173
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 617-402-9000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            -----------

Securities registered pursuant to Section 12(g) of the Act: None
                                                            -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
             ---       ---


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). $14,480,000 at February 28, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 28, 1997, 90,000,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Information Statement with respect to its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997. (Part III)

                                TABLE OF CONTENTS

Item 1.  Business ................................................................................     4
Item 2.  Properties ..............................................................................    37
Item 3.  Legal Proceedings .......................................................................    38
Item 4.  Submission of Matters to a Vote of Security Holders .....................................    50

                                                 PART II..........................................    50
Item 5.  Market Price for Registrant's Common Equity and Related Stockholder Matters .............    50
Item 6.  Selected Financial Data .................................................................    51
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...    51
Item 8.  Financial Statements and Supplementary Data .............................................    66
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ....    66

                                                PART III..........................................    66
Item 10. Directors and Executive Officers of the Registrant ......................................    66
Item 11. Executive Compensation ..................................................................    66
Item 12. Security Ownership of Certain Beneficial Owners and Management ..........................    66
Item 13. Certain Relationships and Related Transactions ..........................................    66

                                                 PART IV..........................................    67
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................    67

ITEM 1.  BUSINESS


     The discussion under this section contains forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting Fresenius National Medical Care Holdings, Inc., but no assurance can be given that such events will occur or that results will be as anticipated.

     The Company is a majority-owned subsidiary of Fresenius Medical Care AG. The operating results and other financial information of the Company included in this report are not necessarily indicative of the operating results and financial condition of Fresenius Medical Care AG at the dates or for the periods presented herein. Users of the Company's financial statements wishing to obtain financial and other information regarding Fresenius Medical Care AG should consult the Annual Report on Form 20-F of Fresenius Medical Care AG, which is expected to be filed with the Securities and Exchange Commission and the New York Stock Exchange on or about April 7, 1997.

     Fresenius National Medical Care Holdings, Inc., a New York corporation (the "Company" or ("FNMC") is a subsidiary of Fresenius Medical Care AG, a German corporation ("Fresenius Medical Care"), the world's largest integrated provider of dialysis products and services. The Company conducts its operations through two principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC") and Fresenius USA, Inc., a Massachusetts corporation ("Fresenius USA"). The Company conducts business in three main areas: Dialysis Treatment and Other Services, Dialysis Products, and Home Care Services, which accounted for 77%, 10%, and 13% of 1996 net revenues, respectively.

          - DIALYSIS TREATMENT AND OTHER SERVICES. The Company is the largest provider in the U.S. of kidney dialysis and related services and is the largest private international provider of kidney dialysis and ancillary services with operations in 14 other countries. FNMC operates 753 outpatient dialysis centers worldwide, treating approximately 55,600 patients. Additionally, the Company provides inpatient dialysis services at approximately 500 hospitals in the U.S. The Company treats approximately 21% of the dialysis patients in the U.S., and believes its market share is over three times larger than the Company's next largest competitor. The Company also offers related services including clinical laboratory and diagnostic testing and imaging services.

          - DIALYSIS PRODUCTS. The Company manufactures a comprehensive line of dialysis products, including hemodialysis machines, peritoneal dialysis systems and disposable products. The Company manufactures innovative and technologically advanced products, including the Fresenius Polysulfone(TM) dialyzer, which the Company believes is the best-performing, mass-produced dialyzer on the market, and Delflex(R) peritoneal solutions with Safe-Lock(R) connectors.

          - HOME CARE SERVICES. The Company is a leading provider in the U.S. of integrated home care services, offering primarily comprehensive intravenous infusion (prescription medications and nutrition) and respiratory therapies, as well as home health services (primarily nursing and personal support services). As of December 31, 1996, the Company operated from 99 locations in 32 states, providing infusion services from 79 of these locations, home respiratory services from 81 locations and home health services from 41 locations.

HISTORICAL DEVELOPMENT

     Until September 30, 1996 the Company (then named W.R. Grace and Co.), was primarily engaged, through other subsidiaries, in the packaging and specialty chemical businesses on a worldwide basis and, through its wholly owned subsidiary National Medical Care, Inc. ("NMC"), in health care activities. The Company's health care operations were acquired by Fresenius Medical Care in a series of transactions (the "Reorganization") consummated on September 30, 1996 by and between Fresenius AG ("Fresenius AG") a German corporation, and W. R. Grace & Co. In the Reorganization, Fresenius AG contributed its global dialysis business, including its controlling interest in Fresenius USA Inc., ("Fresenius Worldwide Dialysis"), to Fresenius Medical Care. NMC effected borrowings under a Credit Agreement (the "NMC Credit Agreement") and made a cash distribution in the form of a dividend payment to Grace Chemicals, a wholly owned subsidiary of
W. R. Grace & Co. ("Grace Chemicals"). Immediately thereafter, Grace contributed the capital stock of Grace Chemicals to a Delaware corporation and a wholly owned subsidiary of the Company ("New Grace"), and spun off New Grace to its common shareholders (the "Distribution"). Immediately following the Distribution, in a recapitalization, W. R. Grace changed its name to Fresenius National Medical Care Holdings, Inc., and each holder of Grace Common Stock received one share of the Company's Class D Preferred Stock for each share of Grace Common Stock previously held. Holders of the Class D Preferred Stock are entitled to receive, when and if declared by the board of directors of FNMC, a Special Dividend, payable in cash in annual installments beginning on October 1, 2002 (and in each subsequent year until the dividend is fully paid) in an amount based on the adjusted cash flow of Fresenius Medical Care from January 1, 1997 to December 31, 2001. Immediately following such recapitalization, each of FNMC and Fresenius USA merged with wholly owned subsidiaries of Fresenius Medical Care, with FNMC and Fresenius USA being the surviving corporations. As a result, both FNMC (whose sole asset was its shares of

NMC) and Fresenius USA became subsidiaries of Fresenius Medical Care. Fresenius Medical Care then contributed Fresenius USA to FNMC. In the Reorganization, Fresenius AG, the public stockholders of Fresenius USA and the common stockholders of FNMC received approximately 50.3%, approximately 4.9% and approximately 44.8%, respectively, on a fully diluted basis, of the Ordinary Shares of Fresenius Medical Care.

     In November and December 1996, Fresenius Medical Care issued 5,400,000 non-voting preference shares, and a subsidiary of Fresenius Medical Care issued $360,000,000 aggregate liquidation amount of 9% Trust Preferred Securities, guaranteed by Fresenius Medical Care. The aggregate net proceeds of these offerings, approximately $731,000,000, were used to refinance indebtedness under the NMC Credit Agreement. Also in November 1996, Fresenius Medical Care became a guarantor under the NMC Credit Agreement.

     The Company's principal executive office is located at Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA 02173. Its telephone number is (617) 402-9000.

RENAL INDUSTRY OVERVIEW

  END STAGE RENAL DISEASE

     End-stage renal disease ("ESRD") is the state of advanced chronic kidney disease that is characterized by the irreversible loss of kidney function and requires routine dialysis treatment or kidney transplantation to sustain life. A normally functioning human kidney removes waste products and excess water from the blood, preventing toxin buildup, eventual poisoning of the body and water overload. Chronic kidney disease can be caused by a number of conditions, primarily nephritis, inherited diseases, hypertension and diabetes. Nearly 60% of all people with ESRD acquire the disease as a complication of one or more of these primary conditions.

     Based on information published by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"), the number of patients in the U.S. who received chronic dialysis grew from approximately 66,000 in 1982 to approximately 200,000 at December 31, 1995. The Company believes that, over the next five to ten years, the number of patients suffering from ESRD in the U.S. will continue to grow at approximately the same rate. The Company estimates that during this period, the number of dialysis patients in Europe grew at an annual rate of 6%. According to data published by HCFA and the European Dialysis and Transplantation Association ("EDTA"), the number of non-U.S. chronic dialysis patients is growing at annual rates of 8% for patients receiving hemodialysis and 10% for patients receiving peritoneal dialysis. Total worldwide dialysis patients (including the U.S.) were estimated to exceed 700,000 in 1995. The Company attributes the continuing growth in the number of dialysis patients principally to the aging of the general population, better treatment and survival of patients with hypertension, diabetes and other illnesses that lead to ESRD, and increases in reimbursements for treatments in many countries. Moreover, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment.

     There are currently only two methods for the treatment of ESRD: dialysis and kidney transplantation. Transplants are limited by the scarcity of compatible kidneys. Approximately 11,900 patients received kidney transplants in the U.S. during 1995. Transplantation rates vary from country to country in Europe. According to the EDTA Registry Report 1996, in Europe in 1995, 2% of new ESRD patients age 15 or over received transplants as the first mode of treatment. Therefore, most patients suffering from ESRD must rely on dialysis, which is the removal of toxic waste products and excess fluids from the body by artificial means. There are two major dialysis modalities commonly used today, hemodialysis and peritoneal dialysis. Generally, the method of treatment used by an ESRD patient is chosen by the physician in consultation with the patient, and is based on the patient's abilities, medical conditions and needs.

     According to HCFA, as of December 31, 1995, there were approximately 2,800 outpatient dialysis centers in the U.S. Ownership of these centers is extremely fragmented. The Company estimates that the seven largest multi-center providers account for approximately 42% of the market and that private treatment centers (primarily physician-owned) and hospital-affiliated centers comprise the remaining 28% and 30%, respectively, of these centers. According to HCFA, as of December 31, 1995, approximately 83% of the dialysis patients in the U.S. received in-center hemodialysis treatment and approximately 17% were treated at home. Of those treated at home, more than 93% received peritoneal dialysis.

     According to a Fresenius Worldwide Dialysis market survey, there were approximately 146,000 dialysis patients in Western Europe as of December 31, 1995, of whom approximately 84% receive hemodialysis and 16% receive peritoneal dialysis. The Company estimates that there are approximately 2,800 dialysis centers in Western Europe, approximately 55% of which are government-owned, approximately 33% of which are privately owned (primarily by physicians), approximately 7% of which are operated by non-profit organizations and approximately 5% of which are owned or operated by provider companies. In Japan, the world's second largest dialysis market after the U.S., there are approximately 154,000 dialysis patients, of whom approximately 93% receive hemodialysis and approximately 7% receive peritoneal dialysis. In the rest of the world, there are approximately 200,000 dialysis patients, of whom 34% and 28% reside in Asia and Latin America, respectively. Approximately 85% of these patients are treated by hemodialysis and approximately 15% are treated by peritoneal dialysis.

  TREATMENT OPTIONS FOR ESRD

     Hemodialysis. Hemodialysis removes waste products and excess fluids from the blood extracorporeally. In hemodialysis, the blood flows outside the body by means of plastic tubes known as bloodlines into a specially designed filter -- a dialyzer, which functions as an artificial kidney by separating waste products and excess water from the blood by diffusion and ultrafiltration. Dialysis solution carries away the waste products and excess water, and the cleansed blood is returned to the patient. The movement of the blood and dialysis solution is controlled by a hemodialysis machine, which pumps blood, adds anti-coagulants, regulates the purification process and controls the mixing of dialysis solution and the rate of its flow through the system. This machine may also monitor and record the patient's vital signs.

     According to HCFA, as of December 31, 1995, hemodialysis patients represented 84% of all dialysis patients in the U.S. According to published reports as of December 1994, hemodialysis patients represented approximately 85% of all dialysis patients worldwide. Hemodialysis treatments are generally administered to a patient three times per week and typically last from two and one-half to four hours or longer. The majority of hemodialysis patients are referred to outpatient dialysis centers, such as those operated by FNMC; where hemodialysis treatments are performed with the assistance of a nurse or dialysis technician under the general supervision of a physician. Hemodialysis is the only form of treatment (other than transplantation) currently available to patients who have very low residual or nonexistent renal function and are inadequately dialyzed using peritoneal dialysis.

     Peritoneal Dialysis. Peritoneal dialysis removes waste products from the blood by use of the peritoneum, the membrane lining covering the internal organs located in the abdominal area. Most peritoneal dialysis treatments are self-administered by patients in their own homes and workplaces, either by a treatment known as continuous ambulatory peritoneal dialysis ("CAPD") or by a treatment introduced by Fresenius USA in 1980 known as continuous cycling peritoneal dialysis ("CCPD"). In both of these treatments, the patient has a catheter surgically implanted to provide access to the peritoneal cavity. Using this catheter, a sterile dialysis solution is introduced into the peritoneal cavity and the peritoneum operates as the dialyzing membrane. A typical CAPD peritoneal dialysis program involves the introduction and disposal of solution four times a day. With CCPD a machine is used to "cycle" solution to and from the patient's peritoneum during sleep.

     In both CAPD and CCPD the patient undergoes dialysis daily, and typically does not experience the buildup of toxins and fluids experienced by hemodialysis patients on the days they are not treated. In addition, because the patient is not required to make frequent visits to a hemodialysis clinic, and because the solution exchanges can be accomplished at convenient (although more frequent) times, a patient on peritoneal dialysis may experience much less disruption to his or her life than a patient on hemodialysis. Certain aspects of peritoneal dialysis, however, limit its use as a long-term therapy for some patients. First, certain patients cannot effect sterile connections of the peritoneal dialysis tubing to the catheter, leading to excessive episodes of peritonitis, a bacterial infection of the peritoneum which can result in serious adverse health consequences, including death. Second, treatment by current forms of peritoneal dialysis may not be as effective in removing wastes and fluids as hemodialysis; therefore, patients using peritoneal dialysis must have some residual renal function (which may deteriorate over time) or the amount of therapy must be increased. As residual renal function decreases, peritoneal dialysis is less effective. Therefore, in general, ESRD patients require hemodialysis treatments for some period during the term of their disease.

     STRATEGY

     Fresenius Medical Care's objective is to capitalize on the continued rapid growth in the dialysis industry and its leading position in the market. The worldwide dialysis patient population is estimated to be growing at approximately 9% annually, driven primarily by (i) the aging of the population worldwide, (ii) better treatment and survival of patients with illnesses that lead to ESRD, including diabetes and hypertension, and (iii) increases in reimbursements for treatments in many countries.

          Fresenius Medical Care's dialysis services and product sales businesses have grown faster than the market in terms of revenues over the past five years. Fresenius Medical Care believes that it is well positioned to continue this growth by focusing on the following strategies, and the Company will pursue those strategies in the provider business worldwide and in the product business in the North American market.

          - PROVIDE HIGH STANDARDS OF PATIENT CARE IN DIALYSIS SERVICES, LABORATORY SERVICES AND HOME CARE. The Company believes that its reputation for providing the highest standards of patient care is a competitive advantage in an environment increasingly focused on cost containment and quality outcomes. The Company believes that its proprietary Patient Statistical Profile ("PSP") database, which contains clinical and demographic data on over 45,000 dialysis patients and laboratory results and demographic data on an additional 16,000 patients, provides a unique advantage in continuing to improve dialysis treatment outcomes, reduce mortality rates and improve the quality and effectiveness of dialysis products.

          - ENHANCE THE COMPANY'S MARKET POSITION IN THE PROVIDER BUSINESS THROUGH STRATEGIC EXPANSION AND ACQUISITIONS. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital-based dialysis clinics to multi-center providers by acquiring existing dialysis centers and establishing new dialysis centers. The Company believes that it is an attractive acquirer and joint venture partner to dialysis center owners worldwide due to its reputation for quality of patient care, the Company's proprietary Patient Statistical Profile database, its comprehensive clinical and administrative systems, manuals and policies, and its ability to provide ancillary services for dialysis centers and their patients. From January 1, 1993 through December 31, 1996, the Company acquired 211 existing dialysis centers, developed 155 new centers and closed or sold 32 centers.

          - ESTABLISH A DIALYSIS SERVICES PROVIDER PRESENCE IN SELECTED NEW GEOGRAPHIC MARKETS BY LEVERAGING WORLDWIDE CONTACTS. While Fresenius Medical Care and its affiliates currently sell dialysis products in over 100 countries, they provide dialysis services in only 17 countries (in 15 countries through the Company). Fresenius Medical Care and the Company plan to capitalize on their established global experience and contacts with physicians and providers in its dialysis products business to expand their service operations in Europe, South America and the Asia/Pacific region, particularly in markets where they already maintain strong product sales and in regions of the world where dialysis treatment is not yet universally available.

          - CONTINUE TO OFFER COMPLETE HEMODIALYSIS AND PERITONEAL DIALYSIS PRODUCT LINES. The Company offers broad and competitive hemodialysis and peritoneal dialysis product lines. These product lines enjoy broad market acceptance and enable customers to purchase all of their dialysis machines, systems and disposable products from a single source.

          - EXTEND FRESENIUS MEDICAL CARE'S POSITION AS A TECHNOLOGY INNOVATOR IN THE DIALYSIS PRODUCTS INDUSTRY, UTILIZING ITS EXPERTISE IN PATIENT TREATMENT AND ITS CLINICAL DATA. Fresenius Medical Care is committed to being a technology leader in both hemodialysis and peritoneal dialysis products. It has an approximately 190 member research and development team focused on developing dialysis systems that are safer, more effective and easier to use and that can be easily customized to meet the differing needs of customers around the world. The Company believes that its extensive expertise in patient treatment and clinical data will further enhance the ability to develop more effective products and treatment methodologies.

     The Company believes its core strategic principles, particularly its commitment to maintaining clinical quality, cost management and control and to developing superior cost-effective products, are key elements in sustaining a competitive advantage in a health care environment increasingly focused on cost containment. The Company believes its strengths in clinical data systems, its professional affiliations with broad networks of providers and institutions, extensive geographic market coverage in dialysis services and products and ongoing internal development of an integrated care capability should afford the Company attractive partnering opportunities with managed care enterprises. In addition, the Company is developing a disease management capability intended to enable the Company to manage a larger portion of total ESRD treatment costs. The Company believes that this strategy, based on its extensive clinical information database and large dialysis center and physician network, may enable the Company to improve overall ESRD patient care and therefore contain hospitalization and other ESRD treatment costs.

     For a description of other elements of the Company's strategy see "-- Dialysis Treatment and Other Services" and "-- Dialysis Products Business."

     DIALYSIS TREATMENT AND OTHER SERVICES

          OVERVIEW

     The Company is the largest international private provider of kidney dialysis and related services to patients suffering from chronic kidney disease. The Company also provides laboratory services for dialysis patients in the U.S., Puerto Rico, Portugal, and Spain. In addition, the Company provides diagnostic testing services to the outpatient market (physicians, clinics and hospitals) and also serves dialysis facilities (Company and non-Company clinics). Such testing services include ultrasound, nuclear medicine, magnetic resonance imaging, computerized axial tomography, bone densitometry, nerve conduction velocity, mammography and other tests.

     The Company's provider business is primarily operated through the Dialysis Services Division of NMC ("DSD"). The laboratory services are primarily provided by NMC's LifeChem subsidiary ("LifeChem"). Diagnostic testing services are provided through DSD's Diagnostic Services Division ("DSI").

          DIALYSIS SERVICES

     The Company owns or manages approximately 753 outpatient dialysis centers located in 15 countries throughout the world. The Company owns or manages approximately 623 dialysis centers in the U.S. and owns or manages approximately 130 dialysis centers in 14 countries outside of the U.S. (Portugal, Spain, Brazil, Taiwan, Argentina, Hungary, Venezuela, Czech Republic, Germany, United Kingdom, South Korea, China, Colombia and Thailand). Approximately 8% of DSD's 1996 net revenues were attributable to foreign operations. NMC's first renal care program outside the U.S. was established in Portugal in 1980.

     The centers are generally concentrated in areas of high population density and their surrounding areas. Substantially all of these centers are leased, and they average approximately 5,600 square feet in size. From January 1, 1993 through December 31, 1996, the Company acquired 211 existing centers, developed 155 new centers and closed or sold 32 centers. The number of patients treated at the Company's centers has increased from approximately 30,400 at December 31, 1991 to approximately 55,600 at December 31, 1996. In March 1997, the Company acquired the chronic dialysis, home dialysis, laboratory and inpatient acute dialysis operations of Neomedica, Inc. and its affiliates in Metropolitan Chicago, Illinois. Neomedica, Inc. and its affiliates operate 15 dialysis facilities serving nearly 1,500 patients and have acute dialysis contracts with 40 hospitals.

     At the Company's centers, hemodialysis treatments are provided at individual "stations" through the use of dialysis machines. A registered nurse or dialysis technician attaches the necessary tubing to the patient and monitors the dialysis equipment and the patient's vital signs. The capacity of a center is a function of the number of stations and such factors as the type of treatment, patient requirements, length of time per treatment, and local operating practices and ordinances regulating hours of operation. Most of the Company's centers operate two or three patient shifts per day.

     Each of the Company's dialysis centers is under the general supervision of a medical director ("Medical Director") and, in some cases, one or more associate Medical Directors, who are physicians. See "-- Physician and Other Relationships." Each dialysis center also has an administrator who supervises the day-to-day operations of the facility and the staff. The staff typically consists of registered nurses, licensed practical nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

     The Company engages in systematic efforts to measure, maintain and improve the quality of the services that it delivers at its dialysis centers. Each center collects and analyzes quality assurance and patient data, which in turn is regularly reviewed by division and corporate management. At each center, a quality assurance committee is responsible for reviewing quality of care reports generated by the Company's PSP system, setting goals for quality enhancement and monitoring the progress of quality assurance initiatives. The Company believes that it enjoys a reputation of providing high quality care to dialysis patients.

     The Company's centers also offer services for home dialysis patients, the majority of whom are treated with peritoneal dialysis. For such patients, the Company's dialysis centers provide certain materials, training and patient support services, including clinical monitoring, supply of Erythropoietin ("EPO"), follow-up assistance and arranging for delivery of the supplies to the patient's residence. See "-- Regulatory and Legal Matters," "-- Reimbursement-- U.S." and "Item 3. Legal Proceedings" for a discussion of billing for such products and services.

     The manner in which each center conducts its business is dependent, in large part, upon applicable laws, rules and regulations of the jurisdiction in which the center is located, as well as the Company's clinical policies. However, a patient's attending physician (who may be the center's Medical Director or an unaffiliated physician with staff privileges at the center) has medical discretion as to the particular treatment modality and medications to be prescribed for that patient. Similarly, the attending physician has discretion in selecting the particular medical products prescribed, although equipment, regardless of brand, is typically purchased by the center in consultation with the medical director through the Company's central purchasing operations.

     The Company also provides dialysis services under contract to approximately 500 hospitals in the U.S. on an "as needed" basis for patients suffering from acute kidney failure and for ESRD patients who are hospitalized. The Company services these patients either at their bedside, using portable dialysis equipment, or at a dialysis site maintained by the hospital. Contracts with hospitals provide for payment at negotiated rates that are higher than the Medicare reimbursement rates for chronic in-center treatments.

     The Company provides various ancillary medications and services to ESRD patients in the U.S. at its dialysis centers, the most significant of which is the administration of EPO, a bioengineered protein that stimulates the production of red blood cells. EPO is used to treat anemia, a medical complication frequently experienced by ESRD patients, and is administered to most of the Company's patients. Revenues from EPO (the substantial majority of which are reimbursed through the Medicare and Medicaid programs) accounted for approximately 22% of DSD's domestic net revenues in 1996 and materially contribute to DSD's operating earnings in the U.S. Medicare reimbursement for EPO was reduced effective January 1, 1994. See "--Reimbursement-U.S." NMC's billing practices for EPO are also the subject of a "whistle-blower" lawsuit. See "Item 3. Legal Proceedings-- Qui Tam Actions". EPO is produced by a single source manufacturer, Amgen Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations. NMC has entered into a long-term supply relationship with Amgen Inc. covering the period from 1996 to 1998 with price protection and volume discounts.

     Other ancillary services provided to ESRD patients in the U.S. include the administration of Calcijex(R) (calcium), INFED(R) (iron) and hepatitis vaccine; the provision of Intradialytic Parenteral Nutrition ("IDPN"), in which nutrients are added to the patient's blood during hemodialysis; the provision, through LifeChem, of clinical laboratory testing; the provision by Diagnostic Services Division of studies to test the degree of bone deterioration; electrocardiograms; nerve conduction studies to test the degree of deterioration of nerves; Doppler flow testing of the effectiveness of the patient's vascular access for dialysis; and blood transfusions. These tests and other ancillary services are provided by specific prescription of the patient's attending physician.

     The Company employs a centralized approach with respect to certain administrative functions common to its operations. For example, the Company has standardized operating and billing procedures which are contained in proprietary manuals used by each dialysis center. The Company believes that the centralization and standardization of these functions enhance its ability to perform services on a cost-effective basis.

          LABORATORY SERVICES

     The Company provides laboratory services through LifeChem. LifeChem is a leading U.S. dialysis clinical laboratory providing blood, urine and other bodily fluid testing services to assist physicians in determining whether a dialysis patient's therapy regimen, diet and medicines remain optimal. LifeChem operates two laboratories, one in New Jersey and one in southern California. In 1996, LifeChem performed approximately 17 million tests for more than 61,000 dialysis patients across the U.S. LifeChem also provides testing services to clinical research projects and others. The Company plans to expand LifeChem into related markets, including servicing physician (particularly nephrologist) office practices. In 1996, approximately 30% of LifeChem's patient base was receiving treatment at dialysis centers not owned or operated by the Company.

     LifeChem's clinical laboratory results have been a critical element in the development of the Company's proprietary PSP database, which contains clinical, laboratory and demographic data on over 45,000 dialysis patients and laboratory results and demographic data on an additional 16,000 patients. The Company uses PSP to assist physicians in providing cost-effective quality care to dialysis patients. In addition, PSP is a key resource in ongoing research, both within the Company and at outside research institutions, to decrease mortality rates among dialysis patients and improve their quality of life.

     In 1996, LifeChem represented approximately 4% of the Company's net revenues and 14% of the Company's operating earnings. Approximately 79% of LifeChem's 1996 net revenues were derived from Medicare. For financial reporting purposes, LifeChem is included in DSD operations. See "-- Reimbursement" for a description of certain billing problems relating to LifeChem.

     The Company also offers laboratory services to dialysis and non-dialysis patients at 16 clinical testing laboratories in Portugal and one in Spain.

          DIAGNOSTIC SERVICES

     The Company provides diagnostic testing services to the primary care market through its Diagnostic Services Division ("DSI") and is the largest dialysis diagnostic testing supplier in the U.S. DSI provides diagnostic testing services to patients at the Company's centers and unaffiliated dialysis facilities and provides outpatient diagnostic services at physicians' offices, clinics and hospitals through mobile equipment at DSI imaging centers. DSI conducts testing at 310 of the Company's facilities and provides outpatient testing to the non-dialysis market in 23 states. DSI's range of services include: nerve conduction velocity testing, bone densitometry, holter monitoring, sleep apnea studies, and imaging studies that include color flow Doppler, arterial scans, echocardiography, obstetrical and gynecological ultrasound, nuclear medicine, magnetic resonance imaging, computerized axial tomography, mammography and x-ray. Of DSI's approximately $90 million of revenues for the twelve months ended December 31, 1996, approximately $75 million was related to patients other than dialysis patients. DSI has grown through its acquisitions of the diagnostic services businesses of Mediq Imaging Services, Inc., MedAlliance, Inc. and PML, Inc. (a Park Medical company). A separate investigation is being conducted by the OIG concerning the possible submission of false or improper claims to the Medicare program by DSI and a business acquired by DSI in 1994. See "Item 3. Legal Proceedings--Diagnostics Subpoena."

     Growth in the outpatient diagnostic industry is expected to continue as a result of cost-containment pressures accelerating the shift from expensive inpatient testing to lower cost outpatient testing, and managed care's interest in prevention and early diagnosis. Limiting factors on growth include increased utilization management by managed care organizations and continued downward pressure on reimbursement rates and Medicare regulatory requirements.

          SOURCES OF DIALYSIS SERVICES NET REVENUES

     The following table provides information for the periods indicated regarding the total revenues and percentage of FNMC's U.S. dialysis treatment services net revenues (excluding net revenues from DSI which are primarily not related to dialysis services and the provision of IDPN which was supplied during such periods through the Company's home care operations) provided by (a) the Medicare ESRD program, (b) private/alternative payors, such as commercial insurance and private funds, (c) Medicaid and other government sources and (d) hospitals.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                            1994       1995       1996
                                                                            ----       ----       ----
                     Medicare ESRD program                                  56.7%      58.1%      63.0%
                     Private/alternative payors                             34.2       32.7       28.1
                     Medicaid and other government sources                   4.5        4.2        4.0
                     Hospitals                                               4.6        5.0        4.9
                                                                           -----      -----      -----
                               Total                                       100.0%     100.0%     100.0%
                                                                           =====      =====      =====

     Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of certain individuals who are diagnosed as having ESRD, regardless of age or financial circumstances. When Medicare assumes responsibility as the primary payor, it pays for dialysis and certain specified related services at 80% of the payment methodology commonly referred to as the composite rate method ("Composite Rate"). In addition, subject to various restrictions and co-payment limitations, Medicare pays separately for certain dialysis-related diagnostic and therapeutic services not included in the Composite Rate. A secondary payor, usually a Medicare supplemental insurer, a state Medicaid program or, to a lesser extent, the patient or the patient's private insurer, is responsible for paying any co-payment (typically 20%), other approved services not paid by Medicare and the annual deductible. Most of the states in which NMC currently operates dialysis centers provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement.

     Prior to the time at which Medicare becomes the primary payor, most dialysis treatments are paid for by another third-party payor, such as the patient's private insurer, or by the patient. Each third-party payor makes payments under contractual or regulatory reimbursement arrangements. These arrangements generally provide for higher reimbursement levels from non-governmental payors than from governmental payors, such as Medicare. See "-- Reimbursement -- U.S."

     A significant portion of the Company's revenues for dialysis services are derived from reimbursement provided by non-governmental third-party payors. A substantial portion of third-party health insurance in the U.S. is now furnished through some type of managed care plan, including health maintenance organizations ("HMOs"). Managed care plans are increasing their market share overall, and in the Medicare population in particular. This trend may accelerate as a result of the merger and consolidation of providers and payors in the health care industry, as well as the discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through managed care plans. NMC estimates that approximately 9% of DSD's net revenues for the year ended December 31, 1996 was attributable to managed care plans.

     Non-governmental payors generally reimburse for dialysis treatments at higher rates than governmental payors such as Medicare. However, managed care plans are becoming more aggressive in selectively contracting with a smaller number of providers willing to furnish services for lower rates and subject to a variety of service restrictions. For example, managed care plans and traditional indemnity third-party payors increasingly are demanding alternative fee structures, such as capitation arrangements whereby a provider receives a fixed payment per month per enrollee and bears the risk of loss if the costs of treating such enrollee exceed the capitation payment. These market forces are creating downward pressure on the reimbursements the Company receives for its services and products.

     NMC's ability to secure favorable rates with indemnity and managed care plans has largely been due to the relatively small number of ESRD patients which any single HMO has enrolled. By regulation, ESRD patients have been prohibited from joining an HMO unless they are otherwise eligible for Medicare coverage, due to age or disability, and are members of a managed care plan when they first experience kidney failure. HCFA is seeking permission to allow ESRD Medicare beneficiaries to enroll in managed care plans and has recently announced a pilot project pursuant to which approximately four managed care companies will be allowed to recruit ESRD patients in 1997 which, if successful, could result in the opening of the ESRD treatment market to many managed care companies thereafter. As Medicare HMO enrollments increase and the number of ESRD patients in managed care plans also increases, managed care plans' leverage to negotiate lower rates may become greater. In addition, the HMO may have contracted with another provider, or may have tighter utilization controls with respect to, certain ancillary services typically provided by the Company to ESRD patients, which could limit the Company's future payments for such services.

     As managed care programs expand market share and gain greater bargaining power vis-a-vis health care providers, there will be increasing pressure to reduce the amounts paid for services and products furnished by the Company. These trends would be accelerated if future changes to the Medicare ESRD program require private payors to assume a greater percentage of the cost of care given to dialysis patients. The Company is presently seeking to expand the portion of its revenues attributable to non-governmental private payors. However, the Company believes that the historically higher rates of reimbursement paid by non-governmental payors may not be maintained at such levels. If substantially more patients of the Company join managed care plans or such plans reduce reimbursements to the Company, the Company's business and results of operations could be adversely affected, possibly materially. See "-- Reimbursement," "-- Changes in the Health Care Industry" and "Item 7. MD&A."

          PHYSICIAN AND OTHER RELATIONSHIPS

     The Company believes that its success in establishing and maintaining dialysis centers, both in the U.S. and in other countries, depends in significant part upon its ability to obtain the acceptance of and referrals from local physicians, hospitals and managed care plans. As is generally true in the dialysis industry, at many DSD centers, a small number of physicians account for all or a significant portion of the patient referral base. The impairment of the Company's relationships with any particular group of physicians in a local market could adversely affect its centers in such local market. In this regard, the Company is and will be dependent upon the relationships established with the medical community and its own Medical Directors by its clinical and operations staff. Financial relationships between referral sources and the Company in the U.S. are subject to extensive regulation. See "-- Anti-kickback Statute, False Claims Act, Stark Law and Fraud and Abuse Laws."

     A dialysis patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges. Virtually all of the Company's clinics maintain open staff privileges for local nephrologists. The Company's ability to provide quality dialysis care and otherwise to meet the needs of local physicians is central to its ability to attract nephrologists to the Company's centers and to receive referrals from such physicians.

     The Company's continued growth in the provider business will depend upon its ability to attract and retain skilled employees, such as highly skilled nurses and other medical personnel, for whom competition is intense, and the ability of its officers and key employees to manage growth successfully. Moreover, the Company believes that future success in the provider business will be significantly dependent on its ability to attract and retain qualified physicians to serve as Medical Directors of its dialysis centers. The inability of the Company to obtain the services of key personnel could impair its operations and thereby adversely affect its business and results of operations.

     The conditions for coverage under the Medicare ESRD program require that treatment at a dialysis center be under the general supervision of a Medical Director. Generally, the Medical Director must be board certified or board eligible in internal medicine and have at least 12 months of training or experience in the care of patients at ESRD centers. Virtually all of the Company's Medical Directors maintain their own active private practices.

     The Company has written agreements through NMC with qualified nephrologists or groups of qualified nephrologists to serve as Medical Directors (and associate Medical Directors) for its centers. The U.S. Medical Director agreements entered into by NMC generally have terms of three years, although some have terms of as long as five to ten years. The compensation of Medical Directors and other physicians under contract with NMC is individually negotiated and generally depends upon competitive factors in the local market, the physician's professional qualifications, experience and responsibilities and the size of and services provided by the center. Until January 1, 1995, Medical Director compensation typically included a component based on some measure of the financial performance of the clinics under supervision. See "Item 3. Legal Proceedings -- OIG Investigation." Since 1995, NMC has entered into new agreements, or amended existing agreements, for substantially all of its Medical Directors. Under the new arrangements, the aggregate compensation of the Medical Directors and other physicians under contract is fixed in advance for a period of one year or more and is based in part on various efficiency and quality incentives. In certain countries other than the U.S., Medical Director and physician compensation may include a component based on some measure of the center's financial performance.

     Virtually all of the U.S. Medical Director agreements, as well as the typical contract under which the Company acquires existing dialysis centers, include noncompetition covenants covering specified activities within specified geographic areas for specified periods of time, although they do not prohibit the physicians from providing direct patient care services at other locations and, consistent with law, do not require a physician to refer patients to FNMC or particular centers or to buy or use specific medical products. In certain states, non-competition covenants may not be enforceable.


          ACQUISITIONS

     FNMC's growth in revenues and operating earnings in prior years has resulted, in significant part, from NMC's ability to effect acquisitions of health care businesses, particularly dialysis centers, on reasonable terms. Worldwide, many dialysis centers that are potential acquisition or joint venture candidates of Fresenius Medical Care are owned by physicians. In the U.S., doctors may be motivated to sell their centers to obtain relief from day-to-day administrative responsibilities and changing governmental regulations, to focus on patient care and to realize a return on their investment. Outside of the U.S., doctors may be motivated to sell and/or enter into joint ventures or other relationships with the Company to achieve the same goals and to gain a partner with extensive expertise in dialysis products and services. While price is typically the key factor in securing acquisitions, the Company believes that it will be an attractive acquirer or partner to many dialysis center owners due to its reputation for patient treatment, its proprietary PSP database (which contains clinical and demographic data on over 45,000 dialysis patients and laboratory results and demographic data on an additional 16,000 patients), its comprehensive clinical and administrative systems, manuals and policies and its ability to provide ancillary services for dialysis centers and patients and its reputation for technologically advanced products. The Company believes that these factors will also be advantages in expanding by opening new centers. The Company anticipates that expenditures for expansion of its provider business will average approximately $200 million per year over the next five years and that such expenditures will be funded primarily from internally generated funds, as well as from Fresenius Medical Care's credit facilities and possible future debt and equity offerings.

     The U.S. health care industry has experienced significant consolidation in recent years, particularly in the dialysis and home care service sectors in which the Company competes, resulting, in some cases, in increased costs of acquisitions in these sectors. The entrance into the acquisition arena of new, smaller public dialysis companies, which can make acquisitions using their stock as consideration, has accelerated the increase in costs of acquisitions. Moreover, because of the ongoing consolidation in the dialysis services industry, the availability of acquisitions may decrease. The Company's ability to make acquisitions also will depend, in part, on the Company's available financial resources and the limitations imposed under the NMC Credit Agreement. See "Item 7. MD&A." The inability of the Company to continue to effect acquisitions in the provider business on reasonable terms could have an adverse impact on growth in its business and on its results of operations. See also "Item 3. Legal Proceedings."

     The Company regularly evaluates and holds discussions with various other health care companies and other businesses regarding acquisitions and joint business ventures. The Company recently completed the acquisition of the assets of Neomedica, Inc., a regional dialysis services provider based in Chicago.

          COMPETITION

     Dialysis Services. The dialysis services industry is highly competitive. Ownership of dialysis centers in the U.S. is fragmented, with a large number of operators owning 10 or fewer centers and a small number of larger multi-center providers, the largest of which is the Company. In urban areas, where many of the Company's dialysis centers are located, there frequently are many competing centers in proximity to the Company's centers. The Company experiences direct competition from time to time from former Medical Directors or referring physicians who establish their own centers. A number of health care providers, some of which have significant operations, may decide to enter the dialysis business in the future.

     Because in most cases the prices of dialysis services and products in the U.S. are directly or indirectly regulated by Medicare, competition for patients is based primarily on quality and accessibility of service and obtaining referrals from physicians and hospitals. However, the growth of managed care has placed greater emphasis on service costs for patients insured by non-governmental payors. The Company believes that it competes effectively in all of these areas. In particular, based upon the Company's knowledge and understanding of other providers of kidney dialysis, as well as from information obtained from publicly available sources, the Company believes that it is among the most cost-efficient providers of kidney dialysis services. In addition, as a result of its large size relative to most other dialysis service providers, the Company enjoys economies of scale in areas such as purchasing, billing, collections and data processing.

     Competition in the dialysis industry is particularly intense in acquiring existing dialysis centers, which has resulted in an increase in the cost of such acquisitions, and in enlisting and retaining qualified physicians to act as Medical Directors.

     In most countries other than the U.S., the Company primarily competes against individual centers and hospitals. In many of these countries, especially the developed countries, prices and the opening of new centers are directly or indirectly regulated by governments. Competition in all countries is based primarily on the quality and availability of service and the development and maintenance of relationships with referring physicians.

     Laboratory Services. LifeChem competes in the U.S. with large nationwide laboratories, dedicated dialysis laboratories and numerous local and regional laboratories, including hospital laboratories. In the laboratory services market, companies compete on the basis of performance, including quality of laboratory testing, timeliness of reporting test results and cost-effectiveness. The Company believes that LifeChem's services are competitive in these areas.


     Diagnostic Services. The diagnostic imaging industry is highly fragmented. No single participant has dominant market share beyond a local or regional market. The Company's competition includes mobile diagnostic companies, hospital radiology departments, and independent imaging centers. Key factors for success in this market include convenience for the patient, cost-effectiveness for the payor, breadth of services, and technological and professional expertise in test administration and result interpretation.

     Growth in the outpatient diagnostic industry is expected to continue as a result of cost-containment pressures accelerating the shift from expensive inpatient testing to lower cost outpatient testing, and managed care's interest in cost-effective prevention and early diagnosis. Limiting factors on growth include increased utilization management by managed care organizations and continued downward pressure on reimbursement rates.

DIALYSIS PRODUCTS BUSINESS

     The Company manufactures and distributes equipment and disposable products for the treatment of kidney failure by hemodialysis and by peritoneal dialysis. The Company manufactures a comprehensive line of renal dialysis equipment and related products for each of the hemodialysis and peritoneal dialysis markets. Such products include hemodialysis machines, peritoneal dialysis cyclers and related equipment, dialyzers, peritoneal dialysis solutions in flexible plastic bags, hemodialysis concentrates and solutions, granulate mixes, bloodlines, and disposable tubing assemblies and equipment for water treatment in dialysis centers. Other products manufactured by third parties and distributed by the Company include dialyzers, special blood access needles, heparin (used to prevent blood clotting) and commodity supplies such as bandages, clamps and syringes.

          OVERVIEW

     The following table shows, for each of the past three years, total pro forma net revenues of the FNMC products business related to hemodialysis products, peritoneal dialysis products and other activities, principally technical service:


                                                                       YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                         1994                      1995                  1996
                                                ---------------------------------------------------------------------
                                                 TOTAL            % OF      TOTAL         % OF     TOTAL        % OF
                                                REVENUES          TOTAL    REVENUES       TOTAL   REVENUES      TOTAL
                                                --------          -----    --------       -----   --------      -----
                                                                       (DOLLARS IN THOUSANDS)
                 Hemodialysis Products          $229,655           63%     $279,569        67%    $294,137       66%
                 Peritoneal Dialysis Products    126,661           35       132,058        32      137,020       31
                 Other                             7,377            2         3,804         1       13,777        3
                                                --------          ---      --------       ---     --------      ---
                           Total                $363,693          100%     $415,431       100%    $444,934      100%
                                                ========                   ========               ========




          HEMODIALYSIS PRODUCTS

     The Company believes that Fresenius Medical Care is a leader in the hemodialysis product field and continually strives to extend and improve the capabilities of its hemodialysis systems to offer an advanced treatment mode at reasonable cost. In North America, the Company offers a comprehensive hemodialysis product line, consisting of hemodialysis machines, modular accessories for dialysis machines, polysulfone and cuprophane dialyzers, bloodlines, dialysis solutions and concentrates, fistula needles, connectors, data management systems, machines and supplies for the reuse of dialyzers and other similar supplies.

     Dialysis Machines. Through Fresenius USA, the Company assembles, tests and calibrates hemodialysis machines and sells these machines in the U.S., Canada and Mexico. Components for these machines are provided by Fresenius Medical Care and other vendors. Hemodialysis machines manufactured by the Company provide a unique volumetric dialysate balancing and ultrafiltration control system. This system, first developed and introduced by Fresenius AG in 1977, provides for the safe and more efficient use of highly permeable dialyzers. The Company also provides machine upgrade kits to allow for advanced therapy modes, thus offering the customer maximum performance with highly permeable polysulfone dialyzers. The Company's hemodialysis machines are capable of operating with dialyzers manufactured by all manufacturers, and are compatible with a wide variety of bloodlines and dialysis solutions. Fresenius USA has extended the Fresenius Series 2008 hemodialysis machine for the North American market through the development of the model 2008H, which combines the reliable hydraulic system of the Series 2008 with electronic systems developed by Fresenius USA. Dialysis machines sold by the Company employ the same modular design as those of Fresenius Medical Care, but are tailored to local markets. Modular design also permits the Company to offer dialysis centers a broad range of options to meet specific patient or regional treatment requirements. The display panel can also be adapted using different modules to meet local language requirements. All machines have battery backup, permitting operation of the blood circuit and all protective systems for 15 to 20 minutes in the event of a power failure.

     Dialyzers. Most dialyzers manufactured by the Company use hollow fiber polysulfone membranes, a synthetic material. The Company believes that the Fresenius Polysulfone(TM) dialyzer is the best-performing mass-produced dialyzer on the market. Fresenius Medical Care is the leading worldwide producer of polysulfone dialyzers. While competitors currently sell polysulfone membranes in the market, Fresenius Medical Care developed and is the only manufacturer with more than 12 years' experience in applying the technology required to mass produce polysulfone membranes. The Company believes that polysulfone has superior performance characteristics compared to other materials used in dialyzers, including a higher biocompatibility and greater clearing capacities for uremic toxins. The Company's Fresenius Polysulfone(TM) dialyzer line consists of a complete range of permeability (high, medium and low flux) to allow tailoring of the dialysis therapy to the individual patient. Fresenius Polysulfone(TM) dialyzers are also available in an ultra-flux version for acute dialysis. The Company also manufactures cuprophane low-flux dialyzers and distributes (primarily to its own dialysis centers) dialyzers manufactured by others.

     The Company also sells dialyzer reuse and rinse machines manufactured by Fresenius USA for Seratronics, Inc. ("Seratronics"). These machines cleanse dialyzers after dialysis, permitting multiple usage for the same patient before disposal of the dialyzer. The Seratronics machines facilitate the reuse of disposable dialyzers and, therefore, permit hemodialysis providers to reduce operating costs. The reuse business of Seratronics is managed by the Company through Fresenius USA.

     Other Hemodialysis Products. The Company manufactures and distributes arterial, venous, single needle and pediatric bloodlines. The Company produces both liquid and dry dialysate concentrates. Liquid dialysate concentrate is mixed with purified water by the hemodialysis machine to produce dialysis solution, which is used in hemodialysis treatment to remove the waste products and excess water from the patient's blood. Dry concentrate, developed more recently, is less labor-intensive to use, requires less storage space and may be less prone to bacterial growth than liquid solutions. The Company also produces dialysis solutions in bags, including solutions for priming and rinsing hemodialysis bloodlines, as well as connection systems for central concentrate supplies and devices for mixing dialysis solutions and supplying them to hemodialysis machines. Other products include solutions for disinfecting and decalcifying hemodialysis machines , fistula needles, hemodialysis catheters, and products for acute renal treatment.

     New Hemodialysis Products. Fresenius USA has recently developed the Fresenius Data System FDS08(TM) ("FDS08") computerized treatment monitoring and documentation system. The FDS08 can automatically monitor and record machine and treatment information from as many as 32 hemodialysis machines. The FDS08 is a PC-based system which has found many applications for improving record keeping and increasing staff efficiency. The FDS08 system has been used to pioneer new therapies such as remote monitoring of patients during nightly home hemodialysis, which enables a patient to be dialyzed at home while a staff caregiver monitors the machine performance via a modem link. Additionally the FDS08 system can be linked to Fresenius USA's new Hypercare(TM) Medical Records System. The Hypercare(TM) Medical Records System is a fully-integrated medical records system which can record and analyze trends in medical outcome factors in hemodialysis patients.

          PERITONEAL DIALYSIS PRODUCTS

     The Company offers a full line of products for peritoneal dialysis patients. Peritoneal dialysis products manufactured by the Company include peritoneal dialysis solutions in bags, peritoneal dialysis cycling machines for CCPD and disposable products for both CAPD and CCPD, such as tubing, sterile solutions and sterile kits to prepare patients for dialysis. The Company also distributes (primarily to its own dialysis centers) other manufacturers' peritoneal dialysis products.

     Peritoneal Dialysis Systems. The Company manufactures standard and specialized peritoneal dialysis solutions. The Company believes that its peritoneal solution products with Safe-Lock(R) connection systems offer significant advantages for CAPD and CCPD home patients, including ease of use and greater protection against touch contamination than other peritoneal dialysis systems presently available. The Safe-Lock(R) standard system involves the connection procedure of introducing and draining the dialysis solution into and from the abdominal cavity through the use of the same bag for introduction and drainage. To use Safe-Lock(R) products, a catheter that has been surgically implanted in the patient is fitted with one part of the Safe-Lock(R) connector, and the peritoneal dialysis solution bag and tubing are fitted with the other part of the Safe-Lock(R) connector. The Company also manufactures disposable double bag systems utilizing a special drainage bag and a snap-off Y-shaped piece that is connected to the Safe- Lock(R) connector at the catheter. These double bag systems further reduce possible entry of contaminants during peritoneal dialysis. The Company's Inpersol(R) line of peritoneal dialysis products acquired by Fresenius USA from Abbott Laboratories in 1993 (the "Abbott Acquisition") is interchangeable and competitive with the peritoneal dialysis products offered by Baxter, the Company's major competitor in this field. Therefore, the addition of the Inpersol(R) product line to the Company's other products enables the Company to expand the potential customer base for which it competes, because the Company now supplies peritoneal dialysis products usable by all peritoneal dialysis patients in the U.S.

     Cyclers. Although CAPD is the predominant form of peritoneal dialysis therapy, the Company believes that CCPD therapy offers patients benefits over CAPD therapy for patients who need more therapy due to body size, ultrafiltration loss or any other reason. In a standard CAPD program, a patient undergoes four manual two-liter exchanges of peritoneal dialysis solution over a 24-hour period, with treatment occurring seven days per week. CAPD must be performed by the patient when he or she is awake. With CCPD therapy, peritoneal dialysis cyclers provide automated dialysis solution exchange. The cycler delivers a prescribed volume of dialysis solution into the peritoneal cavity through an implanted catheter, allows the solution to dwell for a specified time, and completes the process by draining the solution. Cycling may be performed by patients at home throughout the night while sleeping. CCPD delivers more effective therapy than CAPD due to the supine position of the patient during the night, higher volume exchanges and preferable cycle management. The Company's cycling equipment incorporates microprocessor technology, that can be easily programmed by the patient, hospital or clinic staff to perform specific prescribed therapy for a given patient. Since all components are monitored and programmable, these machines allow the physician to prescribe any of a number of current therapy procedures. With nighttime cycling, the patient has complete daytime freedom, wearing only the surgically-implanted catheter and capping device. In addition, the Company believes that CCPD reduces the risk of peritonitis due to less frequent handling of the catheter.

     Fresenius USA introduced the first CCPD machine in 1980 and, in 1994, introduced a new variant on CCPD therapy, PD-Plus(R) that is offered by the Company in other parts of the world. Normally, a CCPD patient undergoes five or six two-liter solution exchanges at night, and carries no solution during the day. PD-Plus(TM) therapy provides a more tailored therapy using a simpler nighttime cycler, and, where necessary, one exchange during the day. Compared with typical CCPD therapy, the Company believes that PD-Plus(TM) therapy is less costly and easier to administer. In addition, compared with CAPD therapy, the Company believes that PD-Plus(TM) therapy improves toxin removal by more than 40% and therefore is attractive to patients and physicians alike. By increasing the effectiveness of peritoneal dialysis treatments, at an acceptable increase in cost over CAPD therapy, PD-Plus(TM) therapy may also effectively prolong the time period during which a patient will be able to remain on peritoneal dialysis before requiring hemodialysis. PD-Plus(TM) therapy, as developed by Fresenius USA, can only be performed using the Fresenius Freedom Cycler and special tubing using Safe-Lock(R) connectors.

     Other Peritoneal Dialysis Products. The Company also manufactures and distributes pediatric treatment systems for administration of low volumes of dialysis solutions, assist devices to facilitate automated bag exchange for handicapped patients, catheters, catheter implantation instruments, silicon glue, Pack-PD(TM) (a computer program which analyzes patient and peritoneal characteristics to present a range of treatment options for individual therapies), disinfectants, bag heating plates, adapters, and products to assist and enhance connector sterility. The Company also provides scientific and patient information products, including support materials, such as brochures, slides, videos, instructional posters and training manuals.

     New Peritoneal Dialysis Products. Fresenius Medical Care has recently developed a new CAPD system, comprising tubing, connectors and a peritoneal dialysis double bag, together with the process technology for the manufacture of the system. The Fresenius Stay-Safe(TM) peritoneal dialysis system utilizes a single switching mechanism that replaces the three tubing clamps to control drainage of solution, flushing of tubes that connect solution bags to catheters, the introduction of new solution, and the tight closure of the line. The control device also further reduces the possibility of catheter contamination during connection and disconnection by sealing the catheter access and surrounding the catheter adapter with a disinfectant solution.

     In March 1996, Fresenius USA received approval by the U.S. Food and Drug Administration ("FDA") of its new Premier twin bag CAPD system. This system comprises a single product, the Delflex(R) solution bag and the tubing and drainage set necessary for CAPD exchanges. The Premier bag system also utilizes Safe-Lock(R) connectors and, because fewer connections are required, may help to reduce patient complications associated with peritoneal dialysis therapy. The Premier bag system also includes new fill volumes which offer the physician the ability to prescribe larger dosages without requiring the patient to do more exchanges during the day. Fresenius USA began limited marketing of the Premier twin bag system during July 1996.

          MARKETING, DISTRIBUTION AND SERVICE

     Most of the Company's products are sold to hospitals, clinics and specialized treatment centers. With its comprehensive product line and years of experience in dialysis, the Company believes that it has been able to establish and maintain very close relationships with its clinic customer base on a global basis. Close interaction among the Company's sales force and research and development personnel enables concepts and ideas that develop in the field to be considered and integrated into product development. The Company maintains a direct sales force of trained salespersons engaged in the sale of both hemodialysis and peritoneal dialysis products. This sales force engages in direct promotional efforts, including visits to physicians, clinical specialists, hospitals, clinics and dialysis centers, and represents the Company at industry trade shows. The Company also sponsors medical conferences and scientific symposia as a means for disseminating product information. The sales force is assisted by clinical nurses who provide clinical support, training and assistance to customers. The Company also utilizes outside distributors to provide sales coverage in countries not serviced by its internal sales force. Fresenius USA's products are distributed in Canada through a wholly-owned subsidiary and in Mexico through distributors. Inpersol(R) products are not distributed by Fresenius USA in Canada or Mexico, where Abbott retains exclusive rights to those products.

     All of the Company's machines are shipped from its facilities in Walnut Creek, California. Fresenius USA's dialyzers and other hemodialysis disposable products are shipped to regional distribution centers from Fresenius USA's facilities in Ogden, Utah. Fresenius USA's disposable peritoneal dialysis products are shipped from its facility in Ogden, Utah or from Abbott facilities to regional distribution centers, and, from these regional distribution centers the products are delivered directly to the customer, in most cases the patient, by Company drivers. The drivers store deliveries in the location desired by the patient, rotate disposable products so that the oldest products are used first, and generally provide continuity of contact between Fresenius USA and patients who use Fresenius USA's peritoneal dialysis products. Products of the RPD division of NMC are distributed through 17 warehouse facilities (11 in the U.S., three in Europe, two in Latin America and one in Asia). RPD delivers its products to dialysis providers and, in the U.S. and United Kingdom, directly to home patients. At the time of the Abbott Acquisition by Fresenius USA, Abbott Laboratories had agreements with numerous hospitals pursuant to which these hospitals could order the full line of Abbott Laboratories products, including renal dialysis products, from Abbott Laboratories. Abbott Laboratories has agreed to act as Fresenius USA's distributor for the continued sale of Inpersol(R) products to hospitals until 1998.

     FNMC offers customer service, training and education, and technical support such as field service, spare parts, repair shops, maintenance, and warranty regulation. The Company also provides training sessions on the Company's equipment. The Company's management believes its service organizations have a reputation for reliability and high quality service.

          MANUFACTURING OPERATIONS

     The Company assembles equipment, including hemodialysis machines, dialyzer reuse devices and peritoneal dialysis cyclers, at its facility in Walnut Creek, California. Components of the Company's hemodialysis machines are supplied by Fresenius Medical Care as well as other suppliers, and the Company has experienced no difficulties in obtaining sufficient quantities of such components. In connection with the sale and installation of the machines, Company technicians and engineers calibrate the machines and add computer software for record keeping and monitoring.

     The Company owns a 344,000 square-foot facility in Ogden, Utah for the manufacture of disposable products, including polysulfone dialyzers, peritoneal dialysis solutions, other sterile solutions, plastic tubing and medical devices. This facility uses automated equipment for the production of polysulfone dialyzers and sterile solutions in flexible plastic containers. The design of the Company's Ogden facility is based on the design of a Fresenius Medical Care facility in St. Wendel, Germany, and was constructed in consultation with Fresenius AG. The Company, through Fresenius USA, also purchases dialyzers and polysulfone bundles from Fresenius Medical Care. The Company believes that it is the principal manufacturer of polysulfone dialyzers in the U.S. While the Company obtains the film used in the manufacture of its plastic bags from one supplier located in The Netherlands, the Company believes that there are readily available alternative sources of supply for which the FDA could grant expedited approval. The Company also intends to manufacture its own plastic film for peritoneal dialysis solution bags.

     The Company also manufactures dialysis products at 8 additional plants (five in the U.S., one in Europe and two in Latin America). Bloodlines are produced at facilities in Reynosa, Mexico, and McAllen, Texas, and concentrates are produced at three facilities in the U.S. and one plant in each of Brazil, Argentina, and the U.K.

     Over the next two years, the Company also intends to transfer the production of the products acquired by Fresenius USA from Abbott to the Company's facility in Ogden, Utah. During this period, Fresenius USA has agreed to purchase products at contractually-established prices, and Abbott has agreed to manufacture and sell to Fresenius USA stated quantities of Inpersol(R) dialysis products. Fresenius USA's license agreement with Abbott also provides Fresenius USA with access to Abbott's manufacturing technology used in connection with Abbott's production of peritoneal dialysis solution in plastic bags, related tubing assemblies and other products used in the dialysis field (other than Abbott's Calcijex(R) product line). Abbott will assist Fresenius USA in establishing Fresenius USA's manufacturing capability for these products. Fresenius USA intends to use this technology to develop the ability to manufacture several components that it now purchases from third parties. In March 1996, Fresenius USA received FDA approval to manufacture Abbott Inpersol(R) dialysis solutions with Safe-Lock(R) connectors and twin-bag systems.

     Each step in the manufacture of the Company's products, from the initial processing of raw materials through the final packaging of the completed product, is carried out under controlled quality assurance procedures required by law and under Good Manufacturing Practices ("GMP"), as well as under comprehensive quality management systems, such as the internationally recognized ISO 9000-9004 standards, which are mandated by regulatory authorities in the countries in which the Company operates.

     Incoming raw materials for solutions are subjected to infrared, ultraviolet and physical and chemical analyses to assure quality and consistency. During the production cycle, sampling and testing are performed in accordance with established quality assurance procedures. Pressure, temperature and time for various processes are monitored to assure consistency of semifinished goods. Environmental conditions are monitored to assure that particulate and bacteriological levels do not exceed specified maximums. Sampling and testing are done in accordance with physical and chemical procedures required to ensure sterility, safety and potency of finished products. The Company maintains continuing quality control and GMP education and training programs for its employees. See "-- Regulatory and Legal Matters."

          SOURCES OF SUPPLY

     Raw materials essential to the Company's dialysis products business are purchased worldwide from numerous suppliers and no serious shortages or delays in obtaining raw materials have been encountered. To assure continuous high quality, Fresenius Medical Care has single supplier agreements for many of its polymers, including polysulfone, polyvinylpyrrolidone, and polyurethane for dialyzer production, and for certain other raw materials. Wherever single supplier agreements exist, the Company believes an alternative suppliers are available. However, use of raw materials obtained from alternative suppliers could cause costs to rise due to necessary adjustments in the production process or interruptions in supply.

     One of the Company's subsidiaries, Fresenius USA, obtains bloodlines under an agreement with Medisystems Corporation ("MDS"), whose principal source of bloodlines is a single FDA-approved plant located in Thailand. The agreement has an eight-year term ending in September 1999 and is automatically extended thereafter for successive three-year terms unless one-year's notice of termination is given prior to the expiration of the term or any extension thereof. Fresenius USA is required to make minimum annual purchase commitments (currently approximately 11.9 million bloodline sets) which increase by a minimum of 8% per year. The agreement includes guaranteed price provisions, subject to permitted increases reflecting cost increases beyond the supplier's control. In March 1996, Fresenius USA released MDS from the exclusivity provisions of the supply agreement.

          RESEARCH AND DEVELOPMENT

     Current research and development activities of the Company are primarily conducted through Fresenius Medical Care and are strongly focused on the development of new products, technologies and treatment concepts to optimize the quality of treatment for dialysis patients, and on process technology for the manufacture of the Company's products. Research and development is conducted through the Fresenius Medical Care's Innovation & Technology Group which is divided into hemodialysis and peritoneal dialysis segments. These units work closely with the respective marketing and medical departments in each dialysis segment.

     Fresenius Medical Care intends to continue to maintain its central research and development operations for disposable products, including dialyzers and peritoneal solutions, at its St. Wendel facility and for durable products at a facility in Schweinfurt, Germany. It expects that as its dialysis products business continues to expand internationally, research and development activities by its international operations, including the Company, will rely primarily on the research and development activities conducted at St. Wendel and Schweinfurt, with local activities focusing on cooperative efforts with those facilities to develop new products and product modifications for local markets. The Company's product development staff works closely with the Fresenius Medical Care research and development group in this regard. The Company employs approximately 50 persons in research and development (including medical doctors, engineers, technicians and research scientists), and conducts its activities in Rockleigh, New Jersey, Walnut Creek, California and Ogden, Utah. The Company's research and development expenses, on a pro forma basis, were $5 million in 1996.

     The Company seeks to maintain its profile in scientific circles through articles in scientific and medical journals, participation in academic symposia, relationships with scientists and physicians in relevant fields and the organization of scientific meetings and workshops. The Company also establishes scientific advisory boards and works with medical and other consultants.

          PATENTS, TRADEMARKS AND LICENSES

     In connection with the Reorganization, Fresenius Medical Care and its subsidiaries acquired or licensed all intellectual property rights of Fresenius AG relating to Fresenius Worldwide Dialysis.

     As the owner of or licensee under patents and trademarks throughout the world, Fresenius Medical Care holds rights under more than 600 patents and patent applications relating to dialysis technology in major markets. Patented technologies that relate to dialyzers include Fresenius Worldwide Dialysis' polysulfone hollow fiber, Fresenius Worldwide Dialysis' in-line sterilization method, and sterile closures for in-line sterilized medical devices. For dialysis machines, patents include the process for volumetric mixing of concentrate with water, the location for a filter device for sterile filtering dialysate in the dialysis machine circuit, and conductivity sensor devices and a mathematical algorithm for using such devices. Pending patents include the safety concept for the control of the ultrafiltration rate in a dialysis machine used for high flux dialysis and the connector system for the Fresenius Worldwide Dialysis' biBag(TM) bicarbonate concentrate powder container.

     For peritoneal dialysis, Fresenius Medical Care holds rights on the Safe-Lock(R) system, the double bag for bicarbonate peritoneal dialysis solution, and its orientation of the two compartments. Pending patents include non-PVC film (Biofine(TM)) for general use in intravenous and peritoneal dialysis applications and a special film for a peelable, non-PVC double bag for peritoneal dialysis solutions. Fresenius USA's intellectual property includes the Inpersol(R) trademark and rights to certain manufacturing know-how Fresenius USA obtained from Abbott, and a paid-up non-exclusive global sublicense from Baxter to certain CAPD and connector technology.

     The patent family covering Fresenius Polysulfone(TM) high flux membranes has been subject to opposition by competitors in Europe and Japan. While Fresenius Medical Care believes that these patents are valid in the relevant jurisdictions, a successful opposition could have a material adverse effect on the Company.

     The Company believes that its success will depend, in large part, on Fresenius Medical Care's technology. While Fresenius Medical Care, as a standard practice, obtains such legal protections it believes are appropriate for its intellectual property, such intellectual property is subject to infringement or invalidation claims. In addition, technological developments in ESRD therapy could reduce the value of Fresenius Medical Care's existing intellectual property, which reduction could be rapid and unanticipated.

          COMPETITION

     The markets in which the Company sells its dialysis products are highly competitive. Among The Company's competitors in the sale of hemodialysis and peritoneal dialysis products are CGH Medical (an affiliate of Gambro AB), Baxter, Inc., Althin CD Medical, Inc., Asahi Medical Co., Ltd., Bellco S.p.A. (a subsidiary of Sorin Biomedica S.p.A.), Bieffe Medital S.p.A., B. Braun Melsungen AG, Nissho Corporation (including Nissho Nipro Corporation Ltd.), Nikkiso Co., Ltd., Terumo Medical Corporation and Toray Medical Co., Ltd. Some the Company's competitors possess greater financial, marketing and research and development resources than the Company.

     The Company believes that in the dialysis product market, companies compete primarily on the basis of product performance, cost-effectiveness, reliability, assurance of supply and service and continued technological innovation. The Company believes its products are highly competitive in all of these areas. Independent dialysis centers and those operated by other chains that were customers of Fresenius Worldwide Dialysis prior to the Reorganization may elect to limit or terminate their purchases of the Company dialysis products in order to avoid purchasing products manufactured by a competitor. The Company believes, however, that customers will continue to consider its long-term customer relationships and reputation for product quality in making product purchasing decisions, and the Company intends to compete vigorously for such customers.


HOME CARE SERVICES

          GENERAL

     The Company, through the NMC Homecare division, is a leading U.S. provider of integrated home care services, offering primarily comprehensive intravenous infusion (prescription medications and nutrition) and respiratory therapies, as well as home health services (primarily nursing and personal support services) in the U.S. The Company believes that by providing all three of these key components of home patient care (either directly or through subcontractors), the Company offers quality care on a cost-effective and integrated basis. As of December 31, 1996, the Company operated from approximately 99 locations in 32 states, providing infusion services from 79 of these locations, home respiratory services from 81 locations and home health services from 41 locations. Approximately 72% of Homecare's 1996 net revenues were derived from infusion therapies, approximately 19% from home respiratory therapies and approximately 9% from home health services.

     In all three of its areas of service, the Company provides patients with a variety of services and related products and supplies prescribed by a physician as part of, or pursuant to, a patient treatment plan. In addition to patient care, these services include pharmacy compounding of prescription medications and nutritional solutions, training patients and their care givers as to the proper administration of therapies and products in the home, monitoring compliance with the patient's individualized treatment plan, reporting patient status and clinical outcome to the patient's physician and/or managed care organization, maintaining equipment and supplies and processing claims to third-party payors.

     A typical Homecare infusion and respiratory therapy location has a fully-equipped pharmacy, offices for administrative, clinical and sales personnel and a small storage warehouse. Location staffs generally include a general manager, licensed pharmacists, registered and licensed nurses, respiratory therapists and sales and administrative personnel. The Company purchases or leases the products and equipment needed to support the provision of its clinical services.

     The home care industry has experienced rapid growth in recent years as a result of the cost-effectiveness of home treatment as compared to hospital inpatient treatment, continued advances in medical technology that have facilitated the provision of sophisticated care in a home setting, increased acceptance of home care by the medical community, patients and payors, and the significant increase in the over-65 population. The Company believes that the home care industry will continue to benefit from health care cost-containment measures that encourage reduced hospital admissions and reduced lengths of stay in hospitals. Additionally, the advent of managed care in the U.S. is transforming the health care delivery system from a fragmented system of providers of discrete services to an integrated continuum of care delivery system. This evolution encourages therapy planning across places of service and levels of care, and is intended to achieve efficiency and cost savings through use of lower cost, less intensive treatment settings.

          SERVICES

     Infusion Therapy. Home infusion therapy principally involves pharmacy compounding and intravenous administration of an expanding range of medications and nutritional preparations, such as chemotherapy, total parenteral nutrition, antibiotic therapy and drugs for pain management. It usually is a continuation of treatment initiated in an inpatient setting and provides a means of delivering quality patient care more efficiently and in a patient-friendly environment. The Company's clinical employees include licensed pharmacists and registered and licensed nurses who have specialized skills in home infusion therapy.

     One form of infusion therapy is IDPN, which is furnished at a dialysis clinic during dialysis treatment. Approximately 37% of Homecare infusion net revenues in 1996 were derived from the provision of IDPN. Approximately 53% of such IDPN net revenues were derived from patients treated in DSD centers. In recent quarters, the provision of IDPN has accounted for substantially all of Homecare's operating profits. Subsequent to the Reorganization, the Company determined that commencing in 1997, IDPN will be included within dialysis services operations for financial reporting purposes. Certain regulatory changes may materially restrict the Company's ability to continue to obtain reimbursement for the provision of IDPN to dialysis patients. For a discussion of reimbursement issues relating to IDPN, see "-- Reimbursement" and "Item 7. MD&A." The use of IDPN by NMC and certain of its billing practices are also a subject of the OIG Investigation. See Item 3. "Legal Proceedings -- OIG Investigation."

     Respiratory Therapy. Respiratory therapy involves the provision of an array of equipment, products and clinical services to treat breathing disorders, including the delivery of oxygen and aerosolized drugs and the use of monitors, nebulizers and ventilators. The Company provides home respiratory services to patients with a variety of conditions, including chronic obstructive pulmonary diseases (such as emphysema, chronic bronchitis and asthma), cystic fibrosis and neurologically related respiratory problems. The Company employs a clinical staff of respiratory therapy professionals to provide support to its home respiratory therapy patients in accordance with physician-directed treatment plans.

     Home Health Services. Home health services consist of a wide range of clinical care and personal support services, primarily registered and licensed practical nursing, home health aides, physical therapists, speech therapists and occupational therapists and homemaker services. Homecare entered the home health services business in late 1993 through its acquisition of PCHS, which operated nine home health service locations in California. Homecare has internally developed eight additional locations outside of California from which it offers home health services. The Company is currently investigating possible strategies for its home health services operations including the disposition of portions of that business. The Company has agreed in principle to sell a substantial portion of its home health services business.

          SOURCES OF NET REVENUES

     Virtually all of the Homecare net revenues of the Company are derived from third-party payors, including private insurers, managed care organizations such as HMOs, and governmental payors such as Medicare and Medicaid. Similar to other home care service providers, the Company experiences lengthy payment collection periods, typically of up to 150 days, as a result of third-party payment procedures.

     The following table sets forth the approximate percentages of Homecare's 1996 net revenues attributable to Medicare, Medicaid and other governmental sources, private insurers and other payors and managed care organizations:

                    Medicare, Medicaid and other governmental sources ...    50%
                    Private insurance and other payors ..................    26
                    Managed care organizations ..........................    24
                                                                            ---
                      Total .............................................   100%

     Medicare has developed a national fee schedule for certain home infusion therapies and home respiratory therapies that provides reimbursement for 80% of the amount of the scheduled fee. The remaining 20% not paid by Medicare is the responsibility of the patient or third-party insurance payors (including Medicaid). Medicare reimburses certified home health agencies for 100% of the lesser of (a) the provider's reasonable charges or (b) preestablished regional Medicare rates, subject to local market cost limitations. See "-- Reimbursement."

     Historically, private payors have reimbursed providers a greater amount for a given service and offered a broader range of benefits than governmental payors. In order to control costs, however, private payors have established case management and utilization protocols to control the number of services provided. At the same time, a highly fragmented home care industry has facilitated payor efforts to competitively bid for contracts and reduce payment rates. An increasing percentage of Homecare's private payor revenue has been derived in recent years from contracts with HMO's and other managed care plans, which provide for reimbursement at negotiated rates. In many markets, Homecare has had to accept reimbursement rate decreases to preserve current market share.

     Through 1996, IDPN has accounted for substantially all of Homecare's operating profit because IDPN is had been predominantly reimbursed by Medicare and has not been subject to managed care pricing pressures. Recently reimbursement policies have significantly reduced reimbursement for IDPN. See "-- Reimbursement -- U.S." and "Item 3. Legal Proceedings -- IDPN." Subsequent to the Reorganization, the Company determined that commencing in 1997 IDPN will be included within dialysis services operations for financial reporting purposes.

          Marketing

     The Company markets its home care services through its own sales force to a wide range of patient referral sources, such as physicians, medical groups, hospital discharge planners, managed care organizations, nursing agencies and case managers for third-party payors. As a result of escalating pressures to contain health care costs, third-party payors are participating to a greater extent in decisions regarding health care alternatives and playing an important role in the home care referral process. In particular, managed care plans are becoming more aggressive in selectively contracting with a smaller number of providers willing to furnish services for lower rates and subject to a variety of service restrictions. The Company has implemented a number of initiatives directed at the managed care market, including broadening the range of home care services provided to facilitate patient management and ease of contracting, creating flexible pricing formulas to meet payor needs for capitation and risk sharing and developing clinical data and outcome reporting systems to support quality assurance and patient management goals. However, managed care plans have been increasingly successful at lowering the number of reimbursable days of treatment and price levels, in certain instances to levels which the Company believes are below the cost of providing such services. The cost pressures applied by managed care plans have affected Homecare's recent operating performance and are expected to continue. See "Item 7. MD&A."

          COMPETITION

     Homecare competes with a large number of companies in all of the geographic areas in which its facilities are located. While the U.S. home care market is fragmented, consisting of thousands of local providers and a limited number of regional and national providers, several of Homecare's major competitors have recently expanded through acquisition. The Company expects this trend toward consolidation among national providers to continue as providers attempt to provide a greater range of services, to cover a greater number of geographic markets and to increase volumes in each market. To the extent that the Company is unable to offer the scope of services and cover the range of markets covered by competitors, such inability could represent a competitive disadvantage in the managed care environment.

     The Company's principal competitors in home care include major national and regional infusion and respiratory therapy and home health service companies, hospital-owned programs, physician groups and networks and numerous local companies. In addition, other companies, hospitals and health care organizations that have not serviced the home care market historically, have entered the market and expanded the variety of therapies offered. There are relatively few barriers to entry in the home care markets that the Company serves. Principal national competitors for home infusion services include Apria Healthcare, Inc. ("Apria") and Coram Healthcare Corporation, principal national competitors in home respiratory therapy include Apria and Lincare Holdings Inc., and the largest national provider of home health services is Olsten Corporation. Several of the Company's major competitors are larger and some have greater financial resources than the Company. Certain of these integrated national competitors have used lower pricing on infusion services as a means of obtaining contracts to provide a full range of home care services. Such a trend, if it continues, could have a material adverse effect on the Company's home care business and results of operations.

     The Company's home care operations compete on the basis of a number of factors, including quality of care and service, reputation within the medical community, geographical scope and, particularly as a result of the growth of managed care, cost-effectiveness. The Company believes that the ability to develop and maintain contractual relationships with managed care organizations also is an important competitive factor.

EMPLOYEES

     At December 31, 1996, the Company employed approximately 27,070 employees, including part-time and per diem employees. Such persons are employed by the Company's principal businesses as follows: dialysis products, approximately 3,030 employees; dialysis treatment and laboratory services, approximately 19,880 employees; and home care, approximately 4,160 employees. Medical Directors of the Company's dialysis centers are retained as independent contractors. Management believes that its relations with its employees are good. Approximately 550, or 2% of the Company's U.S. employees are covered by union agreements.

     During the third quarter of 1995, certain of Fresenius USA's employees at its former Maumee, Ohio facility voted in favor of being represented by the International Longshoremen's Association. Subsequent to that election, for business reasons unrelated to the election, Fresenius USA decided to close the Maumee, Ohio facility and transfer its production of dialysate concentrate to a facility in Lewisberry, Pennsylvania. In 1996, Fresenius USA entered into a settlement agreement with union representatives with respect to the effect of the closing on the 35 employees (of approximately 50 employees at the facility) represented by the union. The amount of the settlement was not material.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the executive officers. All of the Company's executive officers were designated as such in connection with the closing of the Reorganizaton on September 30, 1996.

                  NAME                         AGE                  TITLE
                  ----                         ---                  -----
               Dr. Gerd Krick                  58           Chairman of the Board

               Dr. Ben J. Lipps                56           President and Assistant Secretary

               Mathias Klingler                44           Vice President

               Geoffrey W. Swett               47           Vice President

               William F. Grieco               43           Secretary

               Udo Werle                       52           Treasurer

               Robert W. Armstrong, III        47           Principal Accounting Officer



     Dr. Gerd Krick has been Chairman of the Fresenius Medical Care Management Board since 1996 and Chairman of the Fresenius AG Management Board since 1992. Prior to 1992, he was a director of the Medical Systems Division of Fresenius AG and Deputy Chairman of the Fresenius AG Management Board. Since 1987 he has been a director and, since 1989 the Chairman of the Board, of Fresenius USA. Dr. Krick is also a director of Gull Laboratories, Inc., a publicly-held manufacturer and distributor of diagnostic test products.



     Dr. Ben J. Lipps has been a member of the Management Board and Chief Executive Officer for North America of Fresenius Medical Care since 1996. He has served as President, Chief Executive Officer, Chief Operating Officer and a director of Fresenius USA since October 1989, and in various capacities with Fresenius USA's predecessor since 1985. Dr. Lipps joined Dow Chemical Company in 1966 and led the research team that developed the first hollow fiber dialyzer between 1967 and 1969. Prior to joining Fresenius USA's predecessor, Dr. Lipps was a Vice President of Research and Development for Cordis Dow Corporation.

     Mathias Klinger has been a member of the Management Board and Chief Executive Officer for Europe, Asia, and Latin America of Fresenius Medical Care since 1996 and a member of the Management Board and President of the Dialysis Systems Division of Fresenius AG since April 1993. From June 1993 until September 1996 he was a director of Fresenius USA. From 1992 to April 1993 he held the position of Executive Vice President of Dialysis Systems International at Fresenius AG. From 1987 to 1992 he was General Manager of Pacesetter Systems GmbH and Siemens AG after it acquired Pacesetter Systems GmbH.

     Geoffrey S. Swett has spent over 16 years with NMC. He is currently President of the Dialysis Services Division. Prior to his current position, he was a Senior Vice President in DSD. Before joining NMC, Mr. Swett worked in various administration positions within various hospitals. Mr. Swett received his undergraduate degree from Harvard University.

     William F. Grieco joined NMC in October 1995 as Senior Vice President and General Counsel. Prior to that, Mr. Grieco was a partner in the law firm of Choate, Hall & Stewart, where he maintained a diversified health care practice. Mr. Grieco received his undergraduate degree and his law degree from Boston College, and a graduate degree in health policy and management from Harvard University.

     Udo Werle has been a member of the Management Board and Chief Financial Officer of Fresenius Medical Care since 1996 and a member of the Management Board and Chief Fianncial Officer and Labor Relations Director of Fresenius AG since

January 1994. Mr. Werle was previously a member of the Management Board of ABB Kraftwerke AG, Mannheim. In his last position as President of ABB Power Ventures Ltd., Zurich/Mannheim, he was responsible for all cooperation and joint ventures of the Power Generation segment. Mr. Werle joined ABB Power Ventures Ltd. in 1970.

     Robert W. Armstrong, III has spent over 16 years with NMC and is currently the Vice President of Finance, Treasurer and Controller of NMC. Prior to his current appointment, Mr. Armstrong served as NMC's Vice President and Controller, Audit Manager and as the Director, Financial Reporting & Budgeting. Prior to joining NMC, Mr. Armstrong worked as an Audit Supervisor with Deloitte & Touche and as a Materials Manager with ATI, Inc. Mr. Armstrong received his undergraduate degree from Bowdoin College and his MBA degree from the University of Pennsylvania.


REGULATORY AND LEGAL MATTERS

          REGULATORY OVERVIEW

     The operations of the Company and Fresenius Medical Care are subject to extensive governmental regulation by virtually every nation in which they operate, including, most notably in the U.S. at the federal, state and local levels. Although such regulations differ from country to country, in general, non-U.S. regulations are designed to accomplish the same objectives as U.S. regulations regarding the operation of dialysis centers, laboratories and manufacturing facilities, the provision of quality health care for patients, the maintenance of occupational, health, safety and environmental standards and the provision of accurate reporting and billing for governmental payments and/or reimbursement. In addition, each country has its own payment and reimbursement rules and procedures, and some countries prohibit ownership of health care providers by foreign interests or establish other regulatory barriers to direct ownership by foreign companies. In those countries, the Company works within the framework of local laws to establish alternative contractual arrangements for the management of facilities.

     Any failure by the Company or its subsidiaries to receive required licenses, certifications or other approvals, significant delays in such receipt, loss of its various federal certifications in the U.S., termination of licenses under the laws of any state or other governmental authority or changes resulting from health care reform or other government actions that reduce reimbursement or reduce or eliminate coverage for particular services rendered by the Company or its subsidiaries could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company must comply with all U.S. and non-U.S. legal and regulatory requirements under which it operates, including the illegal remuneration provisions of the Social Security Act of 1935, as amended (sometimes referred to as the "anti-kickback statutes"), the federal restrictions on certain physician referrals (commonly known as the "Stark Law") and other fraud and abuse laws and similar state statutes, as well as similar laws in other countries. Certain of NMC's activities are subject to investigation (the "OIG Investigation") by the Office of the Inspector General ("OIG") of the HHS. See "Item 3. Legal Proceedings" for information about the OIG's investigations and about additional regulatory, investigatory and legal proceedings with respect to the Company. Moreover, there can be no assurance that applicable laws, or the regulations thereunder, will not be amended, or that enforcement agencies or the courts will not make interpretations inconsistent with those of the Company, any one of which could have a material adverse effect on its business, reputation, financial condition and results of operations. Sanctions for violations of these statutes may include criminal or civil penalties, such as imprisonment, fines or forfeitures, or denial of payments, or suspension or exclusion from the Medicare and Medicaid programs. In the U.S., these laws have been broadly interpreted by a number of courts, and significant government funds have been devoted to their enforcement because such enforcement has become a high priority for the federal government and some states. The Company, and the health care industry in general, will continue to be subject to extensive federal, state and foreign regulation, the full scope of which cannot be predicted.

     NMC historically has employed certain mechanisms to monitor its compliance with relevant laws, rules, regulations and business standards. Such compliance-related policies and activities have included periodic reaffirmations of business ethics standards, internal audit reviews and legal reviews.
To increase the effectiveness of its compliance activities, the Company initiated a review and enhancement of NMC's compliance systems. It also secured the services of a nationally recognized consulting firm and hired a senior-level corporate compliance officer to assist with such efforts.

     The Company has implemented an enhanced compliance program. Following the Reorganization, the Company established a toll-free Employee Action Line accessible to all NMC employees to seek guidance or report violations or suspected violations of applicable laws or NMC policies. A Code of Ethics and Business Conduct was developed and distributed to all employees Company-wide January, 1997. Compliance training for all employees has begun with sessions having been held at the corporate level. Training for all employees throughout the Company is being designed and will be delivered over the next several months. Compliance-related communications to all employees have been and will continue to be made regularly. In addition, compliance audits will be a part of the Company's overall compliance program.

PRODUCT REGULATION

          U.S.

     In the U.S., the FDA and comparable state regulatory agencies impose requirements on certain subsidiaries of the Company as a manufacturer and a seller of medical products and supplies under their jurisdiction. These require that products be manufactured in accordance with GMP and that the Company comply with FDA requirements regarding the design, safety, advertising, labeling, recordkeeping and reporting of adverse events related to the use of its products. In addition, in order to clinically test, produce and market certain medical products and supplies (including hemodialysis and peritoneal dialysis equipment and solutions, dialyzers, bloodlines and cell separators) for human use, the Company must satisfy mandatory procedures and safety and efficacy requirements established by the FDA or comparable state and foreign governmental agencies. Such rules generally require that products be approved by the FDA as safe and effective for their intended use prior to being marketed.

     A "510(k)" pre-market notification or pre-market approval application is required before any new FDA-regulated device may be sold or marketed in the U.S. The FDA generally classifies medical devices as class I devices, which are subject to general controls (e.g., labeling, pre-marketing notification and adherence to GMP); class II devices, which are subject to special controls (e.g., performance standards, post-marketing surveillance, patient registries and FDA guidelines); and class III devices, which include life-sustaining, life-supporting and implantable devices, or new devices which are not substantially equivalent to devices in interstate commerce prior to 1976 and which require pre-market approvals. The FDA will generally grant 510(k) clearance if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device, or a class III medical device for which the FDA does not require pre-marketing approval. The FDA may request additional data or require pre-marketing approval for any device. The approval process is expensive, time consuming and subject to unanticipated delays. There can be no assurance that the Company will obtain necessary regulatory approvals or clearances within reasonable time frames, if at all. Any such delay or failure to obtain regulatory approval or clearances could have a materially adverse effect on the business, financial condition and results of operation of the Company.

     The Company's peritoneal dialysis solutions have been designated as drugs by the FDA and, as such, are subject to additional FDA regulation under the Food, Drug and Cosmetic Act of 1938 ("FDC Act"). In order for a new drug to receive marketing approval in the U.S., the Company must follow a series of steps which may include: (a) pre-clinical laboratory and animal tests in accordance with good laboratory practices, (b) an Investigational New Drug application which must become effective before human clinical trials may begin,
(c) well-controlled human clinical trials to establish the safety and efficacy of the new drug product, (d) a New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") and (e) approval of the NDA or ANDA prior to any commercial sale or shipment of the drug. FDA approval must be obtained for each product designated as a drug. Generally, approval of an NDA, if obtained, takes one and a half or more years and may take longer should the FDA raise questions or have concerns about a new drug.

     The FDA may also prohibit the sale or importation of products, order product recalls or require post-marketing testing and surveillance programs to monitor a product's effects. The Company believes that it has filed for or obtained all necessary approvals for the manufacture and sale of its products in jurisdictions in which those products are currently produced or sold.

     See "Item 3. Legal Proceedings -- FDA Matters" for information about certain FDA matters, including warning letters and import alerts that the FDA issued from 1991 through 1993 with respect to certain products assembled by NMC and the Consent Decree entered into thereafter; 1994 and 1995 FDA audits of certain of Fresenius USA's manufacturing facilities; and a District of New Jersey federal grand jury investigation into NMC's activities in connection with the lifting of a 1991 import hold with respect to its Dublin, Ireland manufacturing facility.

          NON-U.S.

     Most countries maintain different regulatory regimes for pharmaceutical products and for medical devices. In each regime, there are regulations governing manufacturers and distributors, as well as regulations governing the final products manufactured and distributed. Individual country regulations may be supplemented or superseded by treaties or other international law and by standards and guidelines issued thereunder.

     Some of the Company's products, such as peritoneal dialysis solutions, are considered pharmaceuticals. The European Union ("EU") has issued a directive on pharmaceuticals, No. 65/65/EWG (26 January 1965), as amended. Each member of the EU is responsible for conforming local law to comply with this directive. In Germany, pharmaceutical products are primarily regulated by the German Drug Law, as amended (Arzneimittelgesetz) (the "Drug Law") which implements EU requirements.

     The provisions of the Drug Law are typical of the legal standards in other European countries. The Drug Law sets forth the requirements for the authorization of a company to manufacture pharmaceuticals. One such requirement is that a manufacturer appoint pharmacists or physicians to be responsible for the manufacture of the pharmaceuticals. At least three such responsible persons must be appointed: a quality assurance manager, a head of the manufacturing department and a person responsible for notifying authorities of any reported side effects and authorized to recall the products in question. Each such person may be held personally liable under German criminal laws for violations of the Drug Law.

     International guidelines also govern the manufacture of pharmaceuticals and, in many cases, overlap with national requirements. In particular, the Pharmaceutical Inspection Convention ("PIC"), an international treaty, sets forth rules which are binding on most countries in which pharmaceuticals are manufactured. Among other things, PIC establishes requirements for GMP which are then adopted at the national level. Another international guideline, which is non-binding, is the ISO 9000-9004 system for assuring quality control. This system is more detailed than GMP. Compliance entitles the manufacturer to a certification of quality control.

     In addition to the regulation of the manufacture of pharmaceuticals, countries directly regulate the pharmaceuticals produced. A drug needs to be registered and authorized in every country in which it is distributed. EU rules govern the conditions for a registration, such as pre-clinical and clinical testing.

     Historically, medical devices have not been regulated as strictly as pharmaceuticals, but more stringent regulatory schemes are now being adopted. The EU began to harmonize national regulations comprehensively for the control of medical products in Europe in 1993, when it adopted Medical Devices Directive (93/42/EEC, 12 July 1993). In 1995, Germany implemented this directive when it adopted the Medical Devices Act (Medizinproduktegesetz) (the "Medical Devices Act"), which is similar in many ways to the Drug Law. The EU directive applies to both the manufacturer's quality control system and the products' technical design. Depending on the class of medical devices, there are alternative regulatory modules to be chosen by a manufacturer to demonstrate compliance with EU provisions. To assure and demonstrate the high quality standards and performance of its operations, Fresenius Worldwide Dialysis has subjected its plants to the most comprehensive procedural module, which is also the fastest way to launch a new product in the EU. This module requires the certification of a full quality management system by a "notified body" (i.e., a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections) charged with supervising the quality management system.

     Upon receipt of an EU certificate for the quality management system of a particular facility, a company is permitted to assess if products developed and manufactured in the facility satisfy EU requirements. EU requirements for products are laid down in harmonized EU standards and include conformity to safety requirements, physical and biological properties, construction and environmental properties, and information supplied by the manufacturer. Conformity to these requirements must be demonstrated by pre-clinical tests, biocompatibility tests, qualification of products and packaging, risk analysis and well-conducted clinical evaluations approved by ethics committees.

     A manufacturer having an EU-certified full quality management system has to declare and document conformity of its products to the harmonized standards and, if able to do so, to put a "CE" mark on the products. The "CE" mark demonstrates compliance with the relevant EU requirements. Products subject to these provisions that do not bear the "CE" mark cannot be imported, sold or distributed within the EU.

     The Medical Device Directive became effective on June 29, 1993. However, for a period of five years after the adoption of the Medical Device Directive, member states may authorize the distribution of products which comply with the legal provisions applicable within their territory as in effect on December 31, 1994. The company's renal products division ("RPD") manufacturing facilities have been awarded a "CE" mark and have received ISO certifications, and all RPD products are labeled with a "CE" mark.

FACILITIES AND OPERATIONAL REGULATION

         U.S.

     The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") subject virtually all clinical laboratory testing facilities, including those of the Company, to the jurisdiction of HHS. CLIA establishes national standards for assuring the quality of laboratories based upon the complexity of testing performed by a laboratory. Certain of the operations of the Company also subject it to federal laws governing the repackaging and dispensing of drugs (including oxygen) and the maintenance and tracking of certain life sustaining and life-supporting equipment.

     The U.S. operations of the Company are subject to various U.S. Department of Transportation, Nuclear Regulatory Commission and Environmental Protection Agency requirements and other federal, state and local hazardous waste disposal laws. As currently in effect, laws governing the disposal of hazardous waste do not classify most of the waste produced in connection with the provision of dialysis, laboratory or homecare services as hazardous, although disposal of nonhazardous medical waste is subject to specific state regulation. LifeChem and DSI both generate hazardous waste which is subject to specific disposal requirements. In addition, certain chemotherapy services provided by Homecare are subject to specific disposal requirements. The operations the Company are also subject to various air emission and wastewater discharge regulations.

     Federal, state and local regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel qualifications and licensing, maintenance of proper records, equipment, quality assurance programs, the operation of pharmacies, and dispensing of controlled substances. All of the operations of the Company in the U.S. are subject to periodic inspection by federal and state agencies and other governmental authorities to determine if the operations, premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis centers, home health services locations and laboratories must be certified by HCFA. All of the Company's dialysis centers, home health services locations and laboratories that furnish Medicare services are so certified. In addition, all of the locations operated by Homecare are accredited by the Joint Commission for the Accreditation of Health Care Organizations.

     Certain facilities of the Company and certain of their employees are also subject to state licensing statutes and regulations. These statutes and regulations are in addition to federal and state rules and standards that must be met to qualify for payments under Medicare, Medicaid and other government reimbursement programs. Licenses and approvals to operate these centers and conduct certain professional activities are customarily subject to periodic renewal and to revocation upon failure to comply with the conditions under which they were granted. See "Item 3. Legal Proceedings -- FDA Matters" for information about 1995 FDA audits of Fresenius USA's facilities.

     The Occupational Safety and Health Administration ("OSHA") regulations require employers to provide employees who work with blood or other potentially infectious materials with prescribed protections against blood-borne pathogens. The regulatory requirements apply to all health care facilities, including dialysis centers, laboratories and home care providers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, blood-borne pathogens training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, engineering and work practice controls and other OSHA-mandated programs.

     Some states in which the Company operates have Certificate of Need ("CON") laws that require any person or entity seeking to establish a new health care service or to expand an existing service to apply for and receive an administrative determination that the service is needed. The Company currently operates in 16 states and the District of Columbia and Puerto Rico that have CON laws applicable to dialysis centers. These requirements may provide a barrier to entry to new companies seeking to provide services in these states, but also may constrain the Company's ability to expand its operations in these states.

         NON-U.S.

     Countries outside of the U.S. possess a wide variety of operational regulation at disparate levels. Accordingly, the Company's operations are subject to very different regulations in different countries. Most countries regulate the conditions under which manufacturing is conducted and dialysis centers are operated.

     The Company is subject to a broad spectrum of regulation. Its operations must comply with various environmental and transportation regulations in the various countries in which it operates. Its manufacturing facilities and dialysis centers are also subject to various standards relating to, among other things, the management of facilities, personnel qualifications and licensing, maintenance of proper records, equipment, quality assurance programs, the operation of pharmacies, the protection of workers from blood-borne diseases and the dispensing of controlled substances. All of the operations of the Company are subject to periodic inspection by various governmental authorities to determine if the operations, premises, equipment, personnel and patient care meet applicable standards. The operation of dialysis centers and conduct of related activities by the Company and its subsidiaries generally requires licenses, which are subject to periodic renewal and the possibility of revocation for violation of applicable regulatory requirements.

     In addition, many countries impose various investment restrictions on foreign companies. Certain countries do not permit foreign investors to own a majority interest in local companies or require that companies organized under their laws have at least one local shareholder. Investment restrictions therefore impact the corporate structure, operating procedures and other characteristics of the Company subsidiaries and joint ventures in these and other countries.

     The Company believes its facilities are currently in compliance in all material respects with the applicable national and local requirements in the jurisdictions in which they operate.

REIMBURSEMENT

         U.S.

     Dialysis Services. The Company's dialysis centers provide outpatient hemodialysis treatment for ESRD patients. In addition, some of the Company's centers offer services for the provision of peritoneal dialysis treatment at home.

     The Medicare program is the primary source of DSD's revenues from dialysis treatment. For example, in 1996, approximately 63% of DSD's revenues resulted from Medicare's ESRD program. As described below, DSD is reimbursed by the Medicare program in accordance with the Composite Rate for certain products and services rendered at the Company's dialysis centers. As described in the next paragraph, other payment methodologies apply to Medicare reimbursement for other products and services provided at the Company's dialysis centers and for products (such as those sold by the Company) and support services furnished to ESRD patients receiving dialysis treatment at home (such as those of RPD). Medicare reimbursement rates are fixed in advance and are subject to adjustment from time to time by the U.S. Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned.

     When Medicare assumes responsibility as primary payor (see "-- Coordination of Benefits"), Medicare is responsible for payment of 80% of the Composite Rate set by HCFA for dialysis treatments. The Composite Rate governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Composite Rate consists of labor and non-labor components with adjustments made for regional wage costs, subject to a national payment floor and ceiling currently ranging from $117 to $139 per treatment, with exceptions based on specified criteria. In certain instances, products sold by Fresenius USA and RPD are included in the non-labor component of the Composite Rate as described below.

     The method under which the Company is reimbursed for home dialysis is based on which supplier is selected to provide dialysis supplies and equipment. If the center is designated as the supplier ("Method I"), the center provides all dialysis treatment related services, including equipment and supplies, and is reimbursed using a methodology based on the Composite Rate. If the Company is designated as the direct supplier ("Method II"), the Company provides the patient directly with all necessary equipment and supplies and is reimbursed by Medicare at a monthly capitated rate. Clinics provide home support services to Method II patients and these services are reimbursed at a monthly fee for service basis subject to a capitated ceiling. The reimbursement rates under Method I and Method II differ, although both are prospectively determined and are subject to adjustment from time to time by Congress.

     Certain items and services that the Company furnishes at its dialysis centers are not included in the Composite Rate and are eligible for separate Medicare reimbursement, typically on the basis of established fee schedule amounts. Such items and services include certain drugs (such as EPO), blood transfusions and certain diagnostic tests. The rate of utilization by the Company's facilities of items and services that are not included in the Composite Rate is a subject of the OIG Investigation. See "Item 3. Legal Proceedings -- OIG Investigation."

     Medicare payments are subject to change by legislation and pursuant to deficit reduction measures. The Composite Rate was unchanged from commencement of the ESRD program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in a net reduction of the average reimbursement rate from $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, to an average rate of $126 per treatment.

     In 1990, Congress required that the Prospective Payment Assessment Commission ("PROPAC") study dialysis costs and reimbursement and make reports annually to Congress with a recommendation as to the appropriateness of changes to the ESRD reimbursement rates. In 1993, PROPAC recommended a 2.5% increase in the Composite Rate for independent freestanding dialysis facilities, which was not implemented by Congress. In March 1994 and again in 1995, PROPAC recommended that no changes be made in the reimbursement rate. In March 1996, PROPAC recommended a 2% increase in the Composite Rate for independent freestanding dialysis facilities. However, Congress is not required to implement PROPAC recommendations and could establish a different reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the rate of Medicare reimbursement. Any significant decreases in the Medicare reimbursement rates could have a material adverse effect on the Company's provider business and, because the demand for products is affected by Medicare reimbursement, on its products business. Increases in operating costs that are affected by inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, also may adversely affect the Company's business and results of operations.

     The patient or third-party insurance payors, including employer-sponsored health insurance plans, commercial insurance carriers and the Medicaid program, are responsible for paying any co-payment amounts for approved services not paid by Medicare (typically the annual deductible and 20% co- insurance), subject to the specific coverage policies of such payors. The extent to which the Company is actually paid the full co-payment amounts depends on the particular responsible party. Each third-party payor, including Medicaid, makes payment under contractual or regulatory reimbursement provisions which may or may not cover the full 20% co-payment or annual deductible. Where the patient has no third-party insurance and is not eligible for Medicaid, the patient is responsible for paying the co-payments, which the Company frequently does not collect fully despite reasonable collection efforts. In certain cases, the Company has paid, or provided loans for the payment of, premiums for supplemental medical insurance (under which Medicare Part B coverage is provided) and/or for Medigap insurance (which covers co-payment amounts) on behalf of financially needy patients. NMC believes that in most cases this practice was lawful prior to the effective date of the Kennedy - Kassenbaum Bill. The practice of providing loans or grants for the payment of supplemental medical insurance premiums by NMC is one of the subjects of review by the government as part of the OIG Investigation. See "Item 3. Legal Proceedings -- OIG Investigation" and "Item 3. Legal Proceedings -- Supplemental Medical Insurance." NMC has notified the government of its intention to terminate such payments, absent agency guidance, effective on the effective date of the Kennedy-Kassenbaum Bill. The Company is involved in an industry wide effort to work with a non-profit organization that has volunteered to undertake to make these payments on behalf of indigent ESRD patients, including patients of the Company. Although the Company is not certain that such payments, if made by the Company, would violate the Kennedy - Kassenbaum Bill, the Company does believe that the prudent course of action is to encourage its patients to seek this assistance from the independent non-profit agency in light of the provisions of the new law. Private payors reimburse the Company for dialysis and dialysis-related services not covered by Medicare, Medicaid or other government programs at contractually set amounts or at its usual and customary rates.

     Laboratory Tests. A substantial portion of LifeChem's net revenues (79% in 1996) are derived from Medicare, which pays for clinical laboratory services provided to dialysis patients in two ways. First, payment for certain routine tests is included in the Composite Rate paid to the centers. As to such services, the dialysis centers obtain the services from a laboratory and pay the laboratory for such services. In accordance with industry practice, LifeChem usually provides such testing services under capitation agreements with its customers pursuant to which LifeChem bills a fixed amount per patient per month irrespective of the amount of testing actually furnished. In October 1994, the OIG issued a special fraud alert in which it stated its view that the industry practice of providing tests covered by the Composite Rate at below fair market value raised issues under the anti-kickback statute, as such an arrangement with an ESRD facility appeared to be an offer of something of value (composite rate tests at below market value) in return for the ordering of additional tests billed directly to Medicare. See "-- Anti-kickback Statute, False Claims Act, Stark Law and Fraud and Abuse Laws" for a description of this statute. LifeChem's use of capitation rates in billing for tests in the Composite Rate is a subject of the OIG Investigation. See "Item 3. Legal Proceedings -- OIG Investigation" and "Item 3. Legal Proceedings -- LifeChem."

     Second, other laboratory tests performed by LifeChem for Medicare beneficiaries that are not included in the Composite Rate are separately billable directly to Medicare. Such tests are paid at 100% of the Medicare fee schedule amounts, which are limited by national ceilings on payment rates, called National Limitation Amounts ("NLAs"). Congress has periodically reduced the fee schedule rates and the NLAs, with the most recent reductions in the NLAs occurring in January 1996. It cannot be predicted whether or to what extent Congress will further reduce the NLAs or make other reimbursement changes that could have an adverse effect on LifeChem's business and results of operations. In addition, LifeChem's practice of billing Medicare directly for certain laboratory tests is a subject of the OIG Investigation and, therefore, recent changes in such direct billing practices could materially adversely affect LifeChem's revenues.

     A Medicare carrier has recently proposed a new policy for diagnostic coding of certain clinical laboratory services for dialysis patients. The proposed policy would restrict coverage for certain tests based on medical necessity criteria, and subject other tests to additional payment review. If implemented in its proposed form, the policy would reduce the number of covered services and, as a result, could materially adversely affect LifeChem's revenues.

     See "Item 3. Legal Proceedings -- OIG Investigation" and "Item 3. Legal Proceedings -- LifeChem," for information relating to LifeChem's voluntary disclosure of, and repayments associated with, certain billing problems and related proceedings.

     IDPN. Among its other services, NMC administers IDPN to chronic dialysis patients who suffer from gastrointestinal malfunctions. These services are covered by the Medicare program under the Medicare Parenteral and Enteral Nutrition ("PEN") benefit, which requires extensive documentation and individual physician certification of medical necessity for each patient. Treatment by IDPN has been shown to increase the body content of vital, high biologic value proteins like albumin. Deficiency of such proteins has been shown to be associated with substantially higher risk of death, both long-term and short-term (one year), among dialysis patients.

     NMC has continued to provide IDPN therapy to malnourished dialysis patients because NMC believes that to be the only clinically and ethically responsible course of action. Analyses of data from the Company's PSP database, both internal and as published in peer-reviewed medical journals, indicate that malnutrition measured by a serum albumin value of 3.4 g/dl or less is associated with significantly increased mortality risk in the chronic dialysis population and that IDPN is effective in increasing serum albumin and moderating mortality risk for such malnourished patients. These studies show that when these initial albumin levels were 3.0 g/dl or less, IDPN treatment was accompanied by a 70% improvement in survival. Similarly, when the initial albumin was 3.4 g/dl or less, survival with IDPN treatment was improved by about 15%. IDPN treatment is therefore associated with improved odds of survival at albumin concentration lower than 3.4 g/dl and the amount of improvement increases as albumin concentrates falls. A statistical review conducted in March 1996 suggested that about 5% of dialysis patients suffer from albumin concentration that is 3.0 g/dl or less.

     Because the management of NMC believes that the obligation of medical professionals and companies that support medical care to ESRD patients extends beyond the mere provision of paid-for-service to advocacy for needed treatment, NMC has accepted increasing financial risk by continuing to offer IDPN.

     Prior to September 1993, IDPN claims were processed by two regional Medicare specialty PEN carriers, which are private companies under contract with HCFA responsible for processing claims and implementing certain Medicare benefits. In late 1993, administration of Medicare PEN claims was transferred to four newly created regional Durable Medical Equipment Regional Carriers ("DMERCs"). The DMERCs implemented policies for IDPN reimbursement that resulted in a sharp reduction in the number of IDPN claims approved for payment. As a result of these payment reductions, several competitors of Homecare have ceased providing IDPN. Some of these competitors' patients have subsequently become Homecare patients for IDPN.
<Bs,14.>
     NMC believes that the reduction in IDPN claims paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC, along with certain other IDPN providers, is pursuing various administrative and legal avenues, including administrative appeals and a declaratory judgment action, to address this problem. Although NMC contends that its IDPN claims are consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. See "Item 3. Legal Proceedings" for information about a declaratory judgment action filed by NMC challenging the legality of these restrictions on reimbursement.

     In April 1996, HCFA published new medical review policies which restrict substantially the number of patients for whom IDPN would be reimbursed by Medicare. The new policies became final and effective for claims submitted on or after July 1, 1996. NMC and other PEN providers continue to review whether and to what extent possible modifications to the new policies might be obtained in legislative, judicial or administrative forums.

     While the new policy permits continued coverage of IDPN and other PEN therapies, and while the potential impact of the new policy is subject to further analysis, NMC believes that the new policy will make it substantially more difficult to qualify patients for future coverage by, among other things, requiring certain patients to undergo onerous and/or invasive tests in order to qualify for coverage. The new policy also eliminates all reimbursement for infusion pumps. NMC, together with other interested parties, may seek to effect certain changes in the new policy (other than with respect to the elimination of pump revenues), and NMC has developed changes to its patient qualification procedures in order to comply with the policy. However, if NMC is unable to achieve meaningful change in the new policy, if physicians and patients fail to accept the new qualification procedures and/or if patients fail to qualify under such procedures, the policy could significantly reduce the number of patients eligible for Medicare coverage of IDPN and other PEN therapies. The new DMERC policy eliminates reimbursement for infusion pumps, which may adversely impact revenue by approximately $11 million on an annualized basis. For purposes of financial and operational planning, NMC estimates that as much as 75% of NMC's historical patient level may no longer qualify for continued IDPN coverage under the new policies, which would adversely impact revenues by up to $63 million annually. NMC has made modifications to its IDPN program in an effort to consolidate operations and in response to these regulatory changes.

     If NMC is unable to collect its IDPN accounts receivable or if IDPN/PEN coverage is reduced or eliminated the Company's business, financial position and results of operations could be materially adversely affected. See "Item 3 -- Legal Proceedings -- IDPN Coverage Issues"

     See "Item 3. Legal Proceedings -- OIG Investigation" for information on issues raised by the OIG with respect to the provision of IDPN by Homecare and related billing practices.

     EPO. Since June 1, 1989, the Medicare program has provided coverage for the administration of EPO to dialysis patients, with reimbursement made separately from the Composite Rate. Medicare reimbursement for EPO was reduced from $11.00 to $10.00 per 1,000 units, effective January 1, 1994. Future changes in the EPO reimbursement rate, inclusion of EPO in the Composite Rate, changes in the typical dosage per administration or increases in the cost of EPO purchased by NMC could adversely affect the Company's business and results of operations, possibly materially. See "Item 3. Legal Proceedings -- Qui Tam Actions."

     Non-Dialysis-Related Services. Homecare and DSI provide a variety of non-dialysis-related services. Subject to various restrictions and co-payment limitations, Medicare typically pays for such non-dialysis-related services on the basis of established fee schedule amounts or, with respect to home health services, on the basis of reasonable costs. Private payors reimburse the Company for such non-dialysis-related services at contractually established amounts or at the Company's usual and customary rates. Medicare and certain Medicare carriers are imposing or considering the imposition of restrictions on diagnostic providers, such as DSI, that limit the category of tests they can perform or require direct personal physician supervision of technicians performing certain tests. DSI has made modifications to its non-dialysis-related services in an effort to consolidate operations and in response to these regulatory changes.

     Coordination of Benefits. The commencement date of Medicare benefits for eligible ESRD patients is determined by several factors. In general, Medicare entitlement begins three months after the initiation of chronic dialysis treatments at a dialysis center. During this three-month period (the "entitlement waiting period"), the patient, Medicaid and/or the patient's private insurer are responsible for payment.

     For patients age 65 and older who are eligible for Medicare and are also covered by an employer health plan ("dual eligible ESRD patients"), Medicare benefits commence, and Medicare assumes primary payor responsibility, at the beginning of the fourth month. ESRD patients under age 65 who are covered by an employer health plan must wait 21 months (consisting of the three-month entitlement waiting period described above and an additional 18-month "coordination of benefits period") before Medicare becomes the primary payor. During this 21-month period, the employer health plan is responsible for payment as primary payor at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates (which generally are higher than the Composite Rate), and Medicare is the secondary payor. For patients beginning dialysis at age 65 or over who are not covered by an employer health plan, Medicare coverage under the age entitlement program is already in place, and there is no coordination of benefits period for coverage of dialysis services.

     In the case of ESRD patients age 65 and over who are dual eligible ESRD patients, the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") amended the statutory ESRD Medicare Secondary Payor ("MSP") provisions affecting the coordination of benefits between Medicare and the employer health plans. The vast majority of the Company's patients affected by this amendment were retirees eligible for Medicare on the basis of age, whose employer group health plan had been the supplemental payor to

Medicare, and who subsequently became eligible for Medicare on the basis of ESRD. HCFA's initial implementation of OBRA 93, confirmed in a Program Memorandum dated July 15, 1994, was that all employer health plans must recognize an 18-month coordination of benefits period during which the employer health plans are the primary payor, regardless of prior Medicare eligibility on account of age and even if the employer health plan covered the enrollee as a retiree, rather than as an active employee. This implementation of the MSP provision of OBRA 93 for such dual eligible ESRD patients had a positive impact on DSD's revenues because during the 18-month coordination of benefits period, the employer health plan was responsible for payment at its negotiated rate or, in the absence of such a rate, at NMC's usual and customary rate (which, as noted above, is generally higher than the Composite Rate). Upon implementation of the OBRA 93 provisions with respect to dual eligible ESRD patients, NMC adopted a procedure for rebilling private payors for certain amounts previously billed to Medicare and for crediting Medicare for overpayment. The process by which NMC notified Medicare intermediaries with respect to overpayment received as a result of amounts rebilled to employer health plans is a subject of the OIG Investigation. See "Item 3. Legal Proceedings -- OIG Investigation."

     In a second Program Memorandum dated April 24, 1995, HCFA reversed its implementation of the OBRA 93 MSP change in a manner which would substantially diminish the positive revenue effect on DSD of the original implementation. Under the new policy, no new 18-month coordination of benefits period would arise for an individual who was already age-eligible for Medicare when ESRD entitlement arose and who was covered under the employer health plan as a retiree, rather than as an active employee. HCFA further proposed that its new policy be effective retroactive to August 10, 1993, the effective date of OBRA
93. See "Item 3. Legal Proceedings -- OBRA 93" for information about a complaint filed by NMC seeking to preclude HCFA from enforcing its new policy. If HCFA's revised interpretation is upheld, NMC's business, financial position and results of operations would be materially adversely affected, particularly if the revised interpretation is applied retroactively. See "Item 7. MD&A."

     Possible Changes in Medicare. Because the Medicare program represents a substantial portion of the federal budget, in order to reduce the federal government deficit, and for other reasons, the U.S. Congress takes action in almost every legislative session to modify the Medicare program by refining the amounts payable to health care providers. Legislation or regulations may be enacted in the future that could substantially modify or reduce the amounts paid for services and products offered by the Company and its subsidiaries. In this regard, both the executive branch and members of Congress from both parties have recently proposed significant reductions in the Medicare program as part of initiatives to reduce the federal government deficit. It is also possible that statutes may be adopted or regulations may be promulgated in the future that impose additional eligibility requirements for participation in the federal and state health care programs. Such new legislation or regulations may adversely affect the Company's business and results of operations.

         NON-U.S.

     Reimbursement arrangements outside the U.S. vary significantly from country to country. In developed areas, such as Western Europe, national health insurance programs frequently provide coverage for dialysis treatments and, in some cases, provide reimbursement at rates higher than those available in the U.S. In less developed countries, reimbursement programs often do not exist, and patients then bear the entire cost of dialysis treatment. Some developing countries, especially in the Asia/Pacific region and South America, are moving toward national health insurance programs modeled after those in Europe.

ANTI-KICKBACK STATUTES, FALSE CLAIMS ACT, STARK LAW AND FRAUD AND ABUSE LAWS

     Various operations of the Company are subject to federal and state statutes and regulations governing financial relationships between health care providers and potential referral sources and reimbursement for services and items provided to Medicare and Medicaid patients. Such laws include the anti-kickback statutes, the False Claims Act, the Stark Law, other federal fraud and abuse laws and similar state laws. These laws apply because the Company's Medical Directors and other physicians with whom the Company has financial relationships refer patients to, and order diagnostic and therapeutic services from, the Company's dialysis centers and other operations. As is generally true in the dialysis industry, at each DSD center a small number of physicians account for all or a significant portion of the patient referral base. An ESRD patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges. Virtually all of the Company's centers maintain open staff privileges for local nephrologists. The ability of the Company to provide quality dialysis care and to otherwise meet the needs of patients and local physicians is central to its ability to attract nephrologists to DSD centers and to receive referrals from such physicians.

     The federal government, many states and private third-party insurance payors have made combating health care fraud and abuse one of their highest enforcement priorities, resulting in increasing resources devoted to this problem. Consequently, the OIG and other enforcement authorities are increasing scrutiny of arrangements between physicians and health care providers for possible violations of the anti-kickback statute or other federal laws. Certain competitors of NMC who have faced federal criminal charges under these statutes have entered into settlement agreements under which they have agreed to pay substantial fines and penalties. See "Item 3. Legal Proceedings" for information concerning the OIG's investigations of NMC's activities under these provisions.

     NMC has undertaken to review and enhance its compliance activities. The review is multifaceted and includes internal review of current practices company-wide to determine whether any changes in existing policies are advisable. The Company expects that such review efforts will be ongoing as part of NMC's compliance efforts. NMC took measures to review internally certain matters addressed in the OIG Investigation before the investigation was announced as part of its ongoing compliance efforts. Such efforts included a review of contractual arrangements prior to and in anticipation of the Stark Law in January 1995 and periodic reviews of other contractual arrangements and policies. The Company does not expect these compliance efforts to have a material impact on its financial position or results of operations.

         ANTI-KICKBACK STATUTES

     The anti-kickback statutes establish criminal prohibitions against and civil penalties for the knowing and willful solicitation, receipt, offer or payment of any remuneration, whether direct or indirect, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable in whole or in part under Medicare, Medicaid or state health care programs. Certain federal courts have interpreted the anti-kickback statutes broadly, for example as prohibiting payments intended to induce the referral of Medicare business, irrespective of any other legitimate motives. However, one federal appellate court, in a civil case, has found that a violation of the anti-kickback statute requires specific knowledge of the anti-kickback statute and specific intent to disobey the law. Federal district courts in other circuits, however, have expressly declined to follow this precedent. Sanctions for violations of the anti-kickback statutes include criminal and civil penalties, such as imprisonment or fines of up to $25,000 per violation, and exclusion from the Medicare or Medicaid programs and other federal programs. In addition, certain provisions of federal criminal law that may be applicable provide that if a corporation is found guilty of a criminal offense it may be fined no more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense.

     Because of the breadth of the anti-kickback statutes, substantial uncertainty has resulted regarding which practices violate the statutes and which practices are legitimate. Two methods the OIG uses periodically to give guidance to providers about the anti-kickback statutes are "safe harbor" regulations and special fraud alerts. The safe harbor regulations, which were first promulgated in final form on July 29, 1991 and have subsequently been amended, create safe harbors from prosecution, in addition to the statutory exceptions, for certain business arrangements that would otherwise be prohibited by the anti-kickback statutes. An arrangement that satisfies all of the standards of the applicable safe harbors is deemed not to be subject to prosecution. Arrangements that fall outside of the safe harbors do not necessarily violate the anti-kickback statutes; rather, such arrangements are not afforded protection from prosecution and may be subject to scrutiny by enforcement agencies. Special fraud alerts are intended to inform providers of the OIG's enforcement priorities and to identify suspect practices the OIG believes violate the anti-kickback statutes. See "Item 3. Legal Proceedings" for information concerning the OIG's investigations of certain of NMC's activities, including Medical Director contracts and compensation.

     Some states also have enacted statutes similar to the anti-kickback statutes, which may include criminal penalties, applicable to referrals of patients regardless of payor source, and may contain exceptions different from state to state and from those contained in the federal anti-kickback statutes.

         FALSE CLAIMS ACT AND RELATED CRIMINAL PROVISIONS

     The U.S. federal False Claims Act (the "False Claims Act") imposes civil penalties for making false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Moreover, private individuals may bring qui tam or "whistle blower" suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the DOJ. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statutes under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties of $5,000 to $10,000 per claim and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense.

     Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

         THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

     In August 1996, President Clinton signed the Health Insurance Portability and Accountability Act Public Law 104-191 (the "Kennedy-Kassenbaum Bill") which substantively changes federal fraud and abuse laws by expanding their reach to all federal health care programs, establishing new bases for exclusions and mandating minimum exclusion terms, creating an additional exception to the anti-kickback penalties for risk-sharing arrangements, requiring the Secretary of HHS to issue advisory opinions, increasing civil money penalties to $10,000 (formerly $2,000) per item or service and assessments to three times (formerly twice) the amount claimed, creating a specific health care offense and related health fraud crimes, and expanding investigative authority and sanctions applicable to health care fraud. It also prohibits provider payments which could be deemed an inducement to patient selection of a provider.

     In addition to establishing minimum periods of exclusion from government health programs, the statute authorizes exclusion of an individual with a direct or indirect ownership or control interest in a sanctioned entity if the individual "knows or should know" of the activity leading to the conviction or exclusion of the entity or where the individual is an officer or managing employee of the entity.

     The law requires the Secretary of HHS to issue advisory opinions regarding what constitutes a violation under the anti-kickback statutes and whether an arrangement satisfies a statutory exception or regulatory safe harbor to the anti-kickback law.

     Significantly, the law expands criminal sanctions for health care fraud involving any governmental or private health benefit program, including freezing of assets and forfeiture of property traceable to commission of a health care offense.

         STARK LAW

     The original Stark Law, known as "Stark I" and enacted as part of the Omnibus Budget Reconciliation Act of 1989, prohibits a physician from referring Medicare patients for clinical laboratory services to entities with which the physician (or an immediate family member) has a financial relationship, unless certain exceptions apply. Sanctions for violations of the Stark Law may include denial of payment, refund obligations, civil monetary penalties or exclusion of the provider from the Medicare and Medicaid programs. The statutory exceptions in many cases are similar to the OIG's safe harbors applicable to the anti-kickback statutes.

     Provisions of OBRA 93, known as "Stark II," amended Stark I to revise and expand upon various statutory exceptions, to expand the services regulated by the statute to a list of "Designated Health Services," and to prohibit Medicaid referrals where a financial relationship exists. The provisions of Stark II generally became effective on January 1, 1995. The additional Designated Health Services include: physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computer axial tomography scans and ultrasound services; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. NMC has determined that the Stark Law may apply to dialysis-related Designated Health Services not paid for under the Composite Rate as well as to certain services provided by DSI, LifeChem and Homecare. The Company also believes that the Stark Law may apply to its sales of peritoneal dialysis products for home use in the U.S.

     Prior to the effective date of Stark II, NMC had reimbursed the substantial majority of its Medical Directors on the basis of a percentage of net pre-tax earnings of the facilities. In response to Stark II, since January 1, 1995, DSD has compensated its Medical Directors on a fixed fee arrangement intended to comply with the requirements of Stark II. As part of such arrangement, approximately 25% of the Medical Director's compensation is held back and earned by the Medical Director on the basis of the Medical Director's achievement of quality and cost containment goals. The compensation of Medical Directors is a subject of the OIG Investigation. See "Item 3. Legal Proceedings -- OIG Investigation" and "-- Medical Director Compensation."

     On August 14, 1995, HCFA promulgated a final regulation implementing Stark I and its statutory restrictions on referrals for clinical laboratory services. One of the provisions of the regulation significantly affecting dialysis providers is HCFA's interpretation that the Stark Law applies to dialysis-related laboratory services. However, HCFA promulgated a regulatory exception for clinical laboratory services paid for as part of the Composite Rate. Although this regulation did not implement the provisions of Stark II applicable to the additional list of Designated Health Services, which would be subject to a separate yet to be issued Stark II regulation, HCFA indicated that a majority of its interpretations in the Stark I regulation would apply to the Stark II regulation. HCFA has not formally stated when it plans to issue the Stark II regulation.

     Several states in which the Company operates have enacted self-referral statutes similar to the Stark Law. Such state self-referral laws typically apply to referrals of patients regardless of payor source and may contain exceptions different from each other and from those contained in the Stark Law.

         OTHER FRAUD AND ABUSE LAWS

     The Company's operations are also subject to a variety of other federal and state fraud and abuse laws, principally designed to ensure that claims for payment to be made with public funds are complete, accurate and fully comply with all applicable program rules.

     The civil monetary penalty provisions of the anti-kickback statute are triggered by violations of numerous rules under the statute, including the filing of a false or fraudulent claim and billing in excess of the amount permitted to be charged for a particular item or service. Monetary penalties of up to $2,000 plus twice the amount of the claim for each item or service for which an improper claim for payment was made, may be imposed, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims. Violations may also result in suspension of payments or exclusion from the Medicare and Medicaid programs.

     In addition to the statutes described above, other criminal statutes may be applicable to conduct that is found to violate any of the statutes described above.

HEALTH CARE REFORM

     Health care reform is considered by many in the U.S. to be a national priority. In November 1993, the Clinton Administration proposed legislation that would have effected sweeping changes in the health care industry. Although these proposals were not enacted into law, members of Congress from both parties and the executive branch are continuing to consider many health care proposals, some of which are comprehensive and far-reaching in nature. Several states are currently considering similar proposals. It cannot be predicted what action, if any, the federal government or any state may ultimately take with respect to health care reform or when any such action will be taken. Health care reform may bring radical changes in the financing and regulation of the health care industry, which could have a material adverse effect on the business of the Company or its subsidiaries and the results of their operations.

CHANGES IN THE HEALTH CARE INDUSTRY IN THE U.S.

     Significant changes in the health care industry are occurring as a result of market driven forces that are creating significant downward pressure on reimbursement rates that the Company and its subsidiaries will receive for their services and products. A substantial portion of third-party health insurance is now furnished through some type of managed care plan, including HMOs.

Managed care plans are increasing their market share, and this trend may accelerate as a result of the merger and consolidation of providers and payors in the health care industry and as a result of the discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through such managed care plans. At the same time, private purchasing cooperatives and the government are attempting to limit premium increases for these plans. In such an environment, controlling underlying medical costs is the only vehicle for ensuring satisfactory managed care plan margins. Managed care plans have been aggressive in seeking lower reimbursement levels for virtually all providers. For some populations, plans have sought to limit their own financial risk by negotiating capitation agreements under which providers assume responsibility for delivering a range of services at a fixed payment amount. Capitation effectively "locks in" a base of patients for providers who accept such arrangements. If substantially more patients of the Company join managed care plans or if such plans reduce reimbursements or capitate competitor companies, FNMC's business and results of operations could be adversely affected, possibly materially.





ITEM 2.  PROPERTIES



The table below describes the Company's principal facilities as of the date hereof.

                                                  CURRENTLY OWNED
                                  FLOOR AREA          OR LEASED
                                 (APPROXIMATE      BY FRESENIUS
         LOCATION                SQUARE FEET)       MEDICAL CARE                          USE
         --------                ------------       ------------                          ---
Lexington, Massachusetts            200,000            leased            Corporate headquarters and administration.
Walnut Creek, California             85,000            leased            Warehousing; machine manufacture and assembly; and
                                                                            customer service.
Ogden, Utah                         334,000             owned            Production of disposable products.
Delran, New Jersey                  112,324            leased            Manufacture of liquid hemodialysis concentrate
                                                                            solutions.
Perrysburg, Ohio                     12,000            leased            Manufacture of dry hemodialysis concentrates.
Livingston, California               32,000            leased            Manufacture of liquid hemodialysis concentrate
                                                                            solutions.
McAllen, Texas                       92,856        leased/owned(1)       Manufacture of bloodlines.
Reynosa, Mexico                      48,745             owned            Manufacture of bloodlines.
Notts,United Kingdom                 55,000            leased            Manufacture of hemodialysis concentrate solutions.

----------
(1) Land is leased, building is owned.

The lease on Fresenius USA's Walnut Creek facility expires in 2002. Fresenius USA owns one warehouse and leases 14 warehouses throughout the U.S. These warehouses are used as regional distribution centers for Fresenius USA's peritoneal dialysis products. All such warehouses are subject to leases with remaining terms not exceeding four years. As a result of the Abbott Acquisition, Fresenius USA has added distribution capacity at an additional 22 public warehouses, substantially all of which were formerly used by Abbott. At December 31, 1996, RPD distributed its products through 17 warehouse facilities (11 in the U.S., 3 in Europe, 2 in Latin America, and 1 in Asia).

NMC has recently consolidated its headquarters with Fresenius USA at the Lexington, Massachusetts facility which is leased by Fresenius USA. This lease expires on October 31, 2007.

     The Company leases most of the dialysis centers, Homecare locations and manufacturing, laboratory, distribution and administrative and sales facilities in the U.S. and foreign countries on terms which the Company believes are customary in the industry. The Company owns those dialysis centers and manufacturing facilities that it does not lease.

     In connection with proceedings before the Federal Trade Commission ("FTC") for pre-merger clearance of the Reorganization under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, Fresenius USA entered into a consent agreement pursuant to which it agreed to divest its Lewisberry, Pennsylvania facility. This facility was divested effective November 8, 1996.

     In February 1997, the Company announced that it would discontinue production of dialyzers at its Dublin, Ireland facility. In 1996, the facility produced approximately 750,000 units, primarily cuprophane dialyzers. During the third quarter of 1995, NMC recorded nonrecurring charges of approximately $16.6 million relating to the termination of a dialyzer development project at its Dublin, Ireland facility. These charges related to a research project that had previously been supported by Grace. This project was terminated in 1995 because no commercially viable product had been developed by such time. Also in the third quarter of 1995, NMC recorded nonrecurring charges of approximately $12.3 million relating to the termination of RPD's German dialysis machine manufacturing operation when it was determined that such operations could not produce commercially viable machines.

ITEM 3.  LEGAL PROCEEDINGS

     As discussed in greater detail below, most aspects of NMC's domestic businesses are the subject of investigations by several federal agencies and authorities, the outcome of which cannot be predicted. If the government were successfully to pursue claims arising from any of these investigations, NMC or one or more of its subsidiaries could be subject to civil or criminal penalties, including substantial fines, suspension of payments or exclusion from the Medicare and Medicaid programs, which provide over 60% of NMC's revenues. In addition, NMC could be required to change billing or other practices which could adversely affect NMC's revenues. As discussed below, NMC has also become aware that it is the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the government investigations, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. In the process of unsealing federal whistleblower complaints, it is not unusual for courts to allow the government to inform the Company and its counsel of a complaint prior to the time the Company may be legally permitted to disclose it to the public. NMC may be the subject of other "whistleblower" actions. The Company and Fresenius Medical Care have guaranteed NMC's obligations relating to or arising out of the OIG Investigation and the qui tam proceedings and indemnified Grace-Conn. for any such liabilities. See "OIG Agreements" An adverse result in any of such governmental investigations or "whistleblower" proceedings could have a material adverse effect on the Company's business, financial condition and results of operation.

   OIG INVESTIGATION

     On October 17, 1995, NMC received five investigative subpoenas from the OIG. The subpoenas were issued in connection with an investigation being conducted by the OIG, the U.S. Attorney for the District of Massachusetts and others concerning possible violations of federal laws, including the anti-kickback statutes and the False Claims Act. The subpoenas call for extensive document production relating to various aspects of NMC's business. A sixth subpoena, clarifying the scope of one originally served, was received in May 1996.

     The five subpoenas cover the following areas: (a) NMC's corporate management, personnel and employees, organizational structure, financial information and internal communications; (b) NMC's dialysis services business, principally relating to its

Medical Director contracts and compensation; (c) NMC's treatment of credit balances resulting from overpayments received under the Medicare ESRD program, its billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (d) LifeChem's laboratory business, including documents relating to testing procedures, marketing, customers, competition and certain overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993; and (e) Homecare and, in particular, information concerning IDPN billing practices related to various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

     NMC is cooperating with the OIG Investigation and has made, and is expected to continue to make, extensive document production in response to the subpoenas. Because of the breadth of the subpoenas, the government has identified and is continuing to identify specific categories of documents that it is requiring NMC to produce and has deferred compliance with substantial portions of the subpoenas at this time. NMC may receive additional subpoenas from time to time in connection with this investigation.

     The government has identified a number of particular areas of its inquiry. The government has indicated that the areas identified are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the False Claims Act and other federal and state statutes and regulations applicable to NMC's business can be substantial. See "Item 1. Description of Business Regulatory and Legal Matters -- Anti-kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws." While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, there can be no assurance that the federal government and/or one or more state agencies will not claim that NMC has violated statutory or regulatory provisions. Additionally, three and possibly other qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so. It is also possible that one or more private payors will claim that NMC received excess payments and will seek reimbursement and other damages from NMC.

     An adverse determination with respect to any of the issues addressed by the subpoenas, or any of the other issues that have been or may be identified by the government, could result in the payment of substantial fines, penalties and forfeitures or the suspension of payments or exclusion of NMC or one or more of its subsidiaries from the Medicare program and other federal programs and changes in billing practices that could adversely affect the Company's revenues. Any such result could have a material adverse effect on the Company's business, financial condition and results of operations. Under the terms of the Reorganization, any potential resulting monetary liability has been retained by the Company, and the Company has indemnified New Grace against all potential liability arising from or relating to the OIG Investigation. The particular areas identified by the government to date are as follows.

   MEDICAL DIRECTOR COMPENSATION

     The government is investigating whether DSD's compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statute, rather than payment for services rendered. DSD compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by MPG on products purchased by the Medical Director's facility from MPG and (until January 1, 1992) a portion of the profit earned by LifeChem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

     Since January 1, 1995, DSD has compensated its Medical Directors on a fixed fee arrangement to comply with the requirements of Stark II. As part of the arrangement, approximately 25% of the Medical Director's compensation is held back and earned by the Medical Director on the basis of the Medical Director's achievement of quality and cost containment goals.

In renegotiating its Medical Director compensation arrangements in connection with Stark II, DSD took account of the compensation levels paid to its Medical Directors in prior years.

     Certain government representatives have expressed the view in meetings with counsel for NMC that arrangements where the Medical Director was or is paid amounts in excess of the "fair market value" of the services rendered may evidence illegal payments to induce referrals, and that hourly compensation is a relevant measure for evaluating the "fair market value" of the services. DSD does not compensate its Medical Directors on an hourly basis and has asserted to the government that hourly compensation and "fair market value" are not relevant factors in determining whether the anti-kickback statute has been violated. Because of the wide variation in the profitability of its facilities, and the variation in the profit percentage contractually negotiated between DSD and its Medical Directors, there is a wide variation in the amounts that have been paid to Medical Directors. The Medical Director contracts negotiated in connection with the requirements of Stark II also have a wide variation in Medical Director compensation but, to comply with Stark II if Designated Health Services are involved, such compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties.

     The compensation that DSD has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the government that its compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the government that OIG auditors repeatedly reviewed NMC's compensation arrangements with its Medical Directors in connection with their audits of the costs claimed by DSD; that the OIG stated in its audit reports that, with the exception of certain technical issues, NMC had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that NMC reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the government will accept NMC's assertions concerning the legality of its arrangements generally or NMC's assertion that it reasonably relied on OIG audits, or that the government will not focus on specific arrangements that DSD has made with one or more Medical Directors and claim that those specific arrangements were or are unlawful.

     The government is also investigating whether DSD's profit sharing arrangements with its Medical Directors influenced them to order unnecessary ancillary services and items. NMC has asserted to the government that the rate of utilization of ancillary services and items by its Medical Directors is reasonable and that it did not provide illegal inducements to Medical Directors to order ancillary services and items.

   CREDIT BALANCES

     In the ordinary course of business, Medicare providers like NMC receive overpayments from Medicare intermediaries for services that they provide to Medicare patients. Medicare intermediaries commonly direct such providers to notify them of the overpayment and not remit such amounts to the intermediary by check or otherwise unless specifically requested to do so. In 1992, HCFA adopted a regulation requiring certain Medicare providers, including dialysis centers, to file a quarterly form listing unrecouped overpayments with the Medicare intermediary responsible for reimbursing the provider. The first such filing was required to be made as of June 30, 1992 for the period beginning with the initial date that the provider participated in the Medicare program and ending on June 30, 1992.

     The government is investigating whether DSD intentionally understated the Medicare credit balance reflected on its books and records for the period ending June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. DSD's policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of DSD for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations and that its initial filing with the intermediaries disclosed the credit balance on the books and records of DSD as shown in accordance with its policy, but there can be no assurance that the government will accept NMC's views. The Government may also investigate whether other divisions including HomeCare, LifeChem and DSI have appropriately treated Medicare credit balances.

The government is also investigating whether DSD failed to disclose Medicare overpayments that resulted from DSD's obligation to rebill commercial payors for amounts originally billed to Medicare under HCFA's initial implementation of the

OBRA 93 amendments to the secondary payor provisions of the Medicare Act. See "-- OBRA 93." DSD experienced delays in reporting a material amount of overpayments after the implementation of the OBRA 93 amendments. NMC asserts that most of these delays were the result of the substantial administrative burdens placed on DSD as a consequence of the changing and inconsistent instructions issued by HCFA with respect to the OBRA 93 amendments and were not intentional. Substantially all overpayments resulting from the rebilling effort associated with the OBRA 93 amendments have now been reported. Procedures are in place that are designed to ensure that subsequent overpayments resulting from the OBRA 93 amendments will be reported on a timely basis.

   SUPPLEMENTAL MEDICAL INSURANCE

     DSD provides grants or loans for the payment of premiums for supplemental medical insurance (under which Medicare Part B coverage is provided) on behalf of a small percentage of its patients who are financially needy. The government is investigating this practice. NMC asserts that in most cases the practice was lawful prior to the effective date of the Kennedy-Kassenbaum Bill, but there can be no assurance that the government will accept NMC's view. In addition, the government has indicated that it is investigating the method by which NMC made Medigap payments on behalf of its indigent patients. NMC has notified the government of its intentions to terminate such payments, absent agency guidance, effective on the effective date of the Kennedy-Kassenbaum Bill. See "Item 1. Business--Reimbursement" for information on the Company's method of addressing these issues in the future.

   OVERPAYMENTS FOR HOME DIALYSIS SERVICES

     FNMC acquired HIC, an in-center and home dialysis service provider, in 1993. At the time of the acquisition, HIC was the subject of a claim by HCFA that HIC had received payments for home dialysis services in excess of the Medicare reasonable charge for services rendered prior to February 1, 1990. NMC settled the HCFA claim against HIC in 1994. The government is investigating whether the settlement concerning the alleged overpayments made to HIC resolved all issues relating to such alleged overpayments. The government is also investigating whether an NMC subsidiary, Home Dialysis Services, Inc. ("HDS"), received payments similar to the payments that HIC received, and whether HDS improperly billed for home dialysis services in excess of the monthly cost cap for services rendered on or after February 1, 1990. The government is investigating whether NMC was overpaid for services rendered. NMC asserts that the billings by HDS were proper prior to the effective date of the Kennedy-Kassenbaum Bill, but there can be no assurance that the government will accept NMC's view.

   LIFECHEM

     Overpayments. On September 22, 1995, LifeChem voluntarily disclosed certain billing problems to the government that had resulted in LifeChem's receipt of approximately $4.9 million in overpayments from the Medicare program for laboratory services rendered between 1989 and 1993. LifeChem asserts that most of these overpayments relate to errors caused by a change in LifeChem's computer systems and that the remainder of the overpayments were the result of the incorrect practice of billing for a complete blood count with differential when only a complete blood count was ordered and performed, and of the incorrect practice of billing for a complete blood count when only a hemoglobin or hematocrit test was ordered. LifeChem asserts that the overpayments it received were not caused by fraudulent activity, but there can be no assurance that the government will accept LifeChem's view.

     LifeChem made these disclosures to the government as part of an application to be admitted to a voluntary disclosure program begun by the government in mid-1995. At the time of the disclosures, LifeChem tendered repayment to the government of the $4.9 million in overpayments. After the OIG investigation was announced, the government indicated that LifeChem had not been accepted into its voluntary disclosure program. The government has deposited the $4.9 million check with NMC's approval. The matters disclosed in LifeChem's September 22, 1995 voluntary disclosure are a subject of the OIG Investigation. In addition, in March 1997, LifeChem advised the government that an additional overpayment of approximately $100,000 was made by Medicare relating to some of the billing errors described in its application to the voluntary disclosure program.

     On June 7, 1996, LifeChem voluntarily disclosed an additional billing problem to the government that had resulted in LifeChem's receipt of between $40,000 and $160,000 in overpayments for laboratory services rendered in 1991. LifeChem advised the government that this overpayment resulted from the submission for payment of a computer billing tape that had not been subjected to a "billing rules" program designed to eliminate requests for payments for laboratory tests that are included in the Composite Rate and that were not eligible for separate reimbursement. LifeChem also advised the government that there may have been additional instances during the period from 1990 to 1992 when other overpayments were received as a result of the submission of computer billing tapes containing similar errors and that it was in the process of determining whether such additional overpayments were received. On June 21, 1996, LifeChem advised the government that the 1991 billing problem disclosed on June 7, 1996 resulted in an overpayment of approximately $112,000. LifeChem also advised the government that certain records suggest instances in July 1990 and August 31 through September 11, 1990, when billing tapes may have been processed without rules processing. LifeChem continued its effort to determine whether any other overpayments occurred relating to the "billing rules" problem and, in March 1997, advised the government that an additional overpayment of approximately $260,000 was made by Medicare.

     Capitation for routine tests and panel design. In October 1994, the OIG issued a special fraud alert in which it stated its view that the industry practice of offering to perform or performing the routine tests covered by the Composite Rate at a price below fair market value, coupled with an agreement by a dialysis center to refer all or most of its non-Composite Rate tests to the laboratory, violates the anti-kickback statutes. See "Item 1. Description of Business -- Reimbursement." In response to this alert, LifeChem changed its practices with respect to testing covered by the Composite Rate to increase the amount charged to both DSD and third-party dialysis centers and reduce the number of tests provided for the fixed rate. The government is investigating LifeChem's practices with respect to these tests.

     Benefits provided to dialysis centers and persons associated with dialysis centers. The government is investigating whether DSD or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use LifeChem services. Such benefits could include, for example, discounts on RPD supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, and the provision of research grants. NMC has identified certain instances in which benefits were provided to MPG customers who purchased medical products from RPD and used LifeChem's laboratory services. The government may claim that the provision of such benefits violates, among other things, the anti-kickback statute.

     Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce at this time. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, and internal and external audits and investigations relating to LifeChem's billing and testing. These areas of inquiry are similar to inquiries that the OIG has made to other Medicare and Medicaid providers in the clinical laboratory industry within the past several years.

   IDPN

     Administration kits. As discussed above, one of the principal activities of Homecare is to provide IDPN therapy to dialysis patients at both NMC-owned facilities and at facilities owned by other providers. IDPN therapy is typically provided to the patient 12-13 times per month during dialysis treatment. Bills are submitted to Medicare on a monthly basis and include separate claims for reimbursement for supplies, including, among other things, nutritional solutions, administration kits and infusion pumps. In February 1991, the Medicare carrier responsible for processing Homecare's IDPN claims issued a Medicare advisory to all parenteral and enteral nutrition suppliers announcing a coding change for reimbursement of administration kits provided in connection with IDPN therapy for claims filed for items provided on or after April 1, 1991. The Medicare allowance for administration kits during this period was approximately $625 per month per patient. The advisory stated that IDPN providers were to indicate the "total number of actual days" when administration kits were "used," instead of indicating that a one-month supply of administration kits had been provided. In response, Homecare billed for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period, which typically represented the entire month, as opposed to the number of days the treatment was actually administered. During the period from April 1991 to June 1992, Homecare had an average of approximately 1,200 IDPN patients on service.

     In May 1992, the carrier issued another Medicare advisory to all PEN suppliers in which it stated that it had come to the carrier's attention that some IDPN suppliers had not been prorating their billing for administration kits used by IDPN patients and that providers should not bill for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period. The advisory stated further that the carrier would be conducting "a special study to determine whether or not overpayments have occurred as a result of incorrect billing" and that "[i]f overpayments have resulted, providers that have incorrectly billed" would "be contacted so that refunds can be recovered." Homecare revised its billing practices in response to this advisory for claims filed for items provided on or after July 1, 1992. Homecare was not asked to refund any amounts relating to its billings for administration kits following the issuance of the second advisory.

     The government is investigating whether NMC submitted false claims for administration kits during the period from April 1, 1991 to June 30, 1992. NMC asserts that the claims submitted in connection with billing for administration kits were proper, but there can be no assurance that the government will accept NMC's view. The government may claim that Homecare's billing for administration kits during this period violates, among other things, the False Claims Act.

     Infusion Pumps and IV Poles. During the time period covered by the subpoenas, Medicare regulations permitted IDPN providers to bill Medicare for the infusion pumps and, until 1992, for IV poles provided to IDPN patients in connection with the administration of IDPN treatments. These regulations do not expressly specify that a particular pump and IV pole be dedicated to a specific patient, and NMC asserts that these regulations permitted Homecare to bill Medicare for an infusion pump and IV pole so long as the patient was infused using a pump and IV pole. Despite the absence of an express regulatory specification, Homecare developed a policy to deliver to a dialysis center a dedicated infusion pump and IV pole for each patient, although NMC cannot represent that it followed this policy in every instance. The government is investigating the propriety of Homecare's billings for infusion pumps and IV poles.

     As noted above, under the new policies published by HCFA with respect to IDPN therapy, the Company has not been able to bill for infusion pumps after July 1, 1996. The government discontinued reimbursement for IV poles in 1992.

     "Hang fees" and other payments. IDPN therapy is typically provided to the patient during dialysis by personnel employed by the dialysis center treating the patient with supplies provided and billed to Medicare by Homecare in accordance with the Medicare parenteral nutrition supplier rules. In order to compensate dialysis centers for the costs incurred in administering IDPN therapy and monitoring the patient during therapy, Homecare followed the practice common in the industry of paying a "hang fee" to the center. Dialysis centers are responsible for reporting such fees to HCFA on their cost reports. For DSD dialysis centers, the fee was $30 per administration, based upon internal DSD cost calculations. For third-party dialysis centers, the fee was negotiated with each center, typically pursuant to a written contract, and ranged from $15 to $65 per administration. NMC has identified instances in which other payments and amounts beyond that reflected in a contract were paid to these third-party centers. NMC has stopped paying "hang fees" to both DSD and third-party facilities.

     In July 1993, the OIG issued a management advisory alert to HCFA in which it stated that "hang fees" and other payments made by suppliers of IDPN to dialysis centers "appear to be illegal as well as unreasonably high." The government is investigating the nature and extent of the "hang fees" and other payments made by Homecare as well as payments by Homecare to physicians whose patients have received IDPN therapy. The government may claim that the payments by Homecare to dialysis centers violate, among other things, the anti-kickback statutes.

     Utilization of IDPN. Since 1984, when HCFA determined that Medicare should cover IDPN and other parenteral nutrition therapies, NMC has been an industry leader in identifying situations in which IDPN therapy is beneficial to ESRD patients. It is the policy of Homecare to seek Medicare reimbursement for IDPN therapy only when it is prescribed by a patient's treating physician and when it believes that the circumstances satisfy the requirements published by HCFA and its carrier agents. Prior to 1994, HCFA and its carriers approved for payment more than 90% of the IDPN claims submitted by Homecare. Since 1994, the rate of approval for Medicare reimbursement for IDPN claims submitted by Homecare for new patients, and by the infusion industry in general, has fallen to approximately 9%. NMC contends that the reduction in rates of approval has occurred because HCFA and its carriers have implemented an unauthorized change in coverage policy without giving notice to providers. See "--IDPN Coverage Issues." While NMC has continued to offer IDPN to patients pursuant to the prescription of the patients' treating physicians and to submit claims for Medicare reimbursement when it believes the requirements stated in HCFA's published regulations are satisfied, other providers have responded to the drop in the approval rate for new Medicare IDPN patients by abandoning the Medicare IDPN business, cutting back on the number of Medicare patients to whom they provide IDPN, or declining to add new Medicare patients. The number of patients to whom NMC provides IDPN has increased as a result.

     The government is investigating the utilization rate of IDPN therapy among NMC patients and whether NMC submitted IDPN claims to Medicare for patients who were not eligible for coverage or with inadequate or, in certain instances, inaccurate documentation of eligibility. NMC asserts that the utilization rate of IDPN therapy among its dialysis patients, which, in 1995, averaged less than 3.5%, is the result of the factors discussed above and that it is the policy of Homecare to seek Medicare reimbursement for IDPN therapy prescribed by the patient's treating physician in accordance with the requirements published by HCFA and its carrier agents.

There can be no assurance that the government will accept NMC's view or that the government will not claim that Homecare submitted IDPN claims for individuals who were not eligible for coverage or with inadequate or, in certain instances, inccurate documentation of eligibility.

   QUI TAM ACTIONS

     The Company and NMC have become aware that a qui tam action has been filed in the United States District Court for the Southern District of Florida, Southern Division (the "South Florida Action"). The original complaint in the South Florida Action was filed under seal in 1994. The Relator filed an Amended Complaint under seal on July 8, 1996. The seal with respect to the Amended Complaint was partially lifted pursuant to court order to permit the government to provide FNMC and NMC with a copy of the Amended Complaint. FNMC and NMC received copies of the Amended Complaint on July 10, 1996. Pursuant to a court order dated July 26, 1996, the seal was further modified to permit FNMC to provide copies of the Amended Complaint to Fresenius AG, lenders involved in the NMC Credit Facility and their respective counsel and to permit the Company and NMC to describe the allegations of the Amended Complaint in their securities filings with respect to the Reorganization. At the government's request, and with the Company's consent, this action was recently transferred to the United States District Court for the District of Massachusetts.

     The Amended Complaint alleges, among other things, that the FNMC, Grace Chemicals and NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the administration of EPO. The Amended Complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered actual damages in excess of $200 million and alleges that the defendants are liable to the United States for three times the amount of the alleged damages plus fines of up to $10,000 per false claim. The Amended Complaint also seeks the imposition of a constructive trust on the proceeds of the NMC dividend to Grace Chemicals for the benefit of the United States on the ground that the Reorganization constitutes a fraudulent conveyance that will render NMC unable to satisfy the claims asserted in the Amended Complaint. As noted under "-- OIG Agreements," the United States has agreed to release any such claim.

     FNMC, and NMC have become aware that a qui tam action has been filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Tampa Action"). The original complaint in the Tampa Action was filed under seal in 1995. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide W. R. Grace & Co. and NMC with a copy of the complaint. Pursuant to a court order dated November 7, 1996, the seal was further modified to permit Fresenius Medical Care and NMC to disclose the complaint to the underwriters involved in two public securities offerings by Fresenius Medical Care (the "Offerings") and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in Fresenius Medical Care's and the Company's filings under the Securities Act of 1933, as amended, with respect to the Offerings and in Fresenius Medical Care's and FNMC's periodic filings under the Exchange Act, as amended.

     The complaint in the Tampa Action alleges, among other things, that FNMC (then named "W. R. Grace & Co."), NMC and certain NMC subsidiaries violated the False Claims Act in connection with the alleged retention of over-payments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an alleged inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. Plaintiff alleges that, in the aggregate, such amounts exceed $10 million.

     Fresenius Medical Care, FNMC and NMC have become aware that a qui tam action has been filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). The original complaint in the Pennsylvania Action was filed under seal in February of 1996. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide NMC with a copy of the complaint. Pursuant to a court order dated November 15, 1996, the seal was further modified to permit Fresenius Medical Care and NMC to disclose the complaint to the underwriters involved in the Offerings and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in Fresenius Medical Care's filings under the Securities Act with respect to the Offerings and in Fresenius Medical Care's and FNMC's periodic filings under the Exchange Act.

     The complaint in the Pennsylvania Action alleges, among other things, that a pharmaceutical manufacturer, an unaffiliated dialysis provider and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for a nonsterile intravenous drug and for intravenous drugs which were allegedly billed in excess of permissible Medicare reimbursement rates. The complaint also claims that the defendants violated the Medicare and Medicaid anti-kickback statutes in connection with the receipt of discounts and other in kind payments as alleged inducements to purchase intravenous drugs. The complaint is focused on the business relationship between the pharmaceutical manufacturer and several providers, one of which is NMC. The complaint claims that as a result of this allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in the Pennsylvania Action or in any other qui tam action could have a material adverse effect on the Company's business, financial condition or results of operations.

   OIG AGREEMENTS

     As a result of discussions with representatives of the United States in connection with the OIG Investigation, certain agreements (the "OIG Agreements") have been entered into to guarantee the payment of any obligations of NMC to the United States (an "Obligation") relating to or arising out of the OIG Investigation and the South Florida Action (the "Government Claims"). For the purposes of the OIG Agreements, an Obligation is (a) a liability or obligation of NMC to the United States in respect of a Government Claim pursuant to a court order (i) which is final and nonappealable or (ii) the enforcement of which has not been stayed pending appeal or (b) a liability or obligation agreed to be an Obligation in a settlement agreement executed by Fresenius Medical Care, FNMC or NMC, on the one hand, and the United States, on the other hand. As stated elsewhere herein, the outcome of the OIG Investigation cannot be predicted. The entering into of the OIG Agreements is not an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability, if any, which may result therefrom.

     Pursuant to the OIG Agreements, upon consummation of the Reorganization, Fresenius Medical Care, FNMC and NMC provided the United States with a joint and several unconditional guarantee of payment when due of all Obligations (the "Primary Guarantee"). As credit support for this guarantee, NMC delivered an irrevocable standby letter of credit in the amount of $150 million. The United States will return such letter of credit (or any renewal or replacement) for cancellation when all Obligations have been paid in full or it is determined that NMC has no liability in respect of the Government Claims. In addition, under the OIG Agreements, effective upon consummation of the Reorganization, the United States was provided with a guarantee by Grace Chemicals of the obligations of Fresenius Medical Care under the Primary Guarantee in respect of Government Claims for acts and transactions that took place at any time up to the consummation of the Reorganization (the "Secondary Guarantee"). Under the Secondary Guarantee, payment will be required only if, and to the extent that, Obligations have become due and payable and remain uncollected for 120 days. Grace Chemicals is a third party beneficiary of the Primary Guarantee and may institute suit to enforce its terms.

     Fresenius Medical Care and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of Fresenius Medical Care to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that (a) compliance by the United States with such provisions is not a condition or defense to the obligations of Fresenius Medical Care, FNMC or Grace Chemicals under the OIG Agreements and (b) breach of such provisions by the United States cannot and will not be raised by Fresenius Medical Care, FNMC or Grace Chemicals to excuse performance of their respective obligations under the OIG Agreements.

     The foregoing describes the material terms of the OIG Agreements, copies of which were previously filed with the U.S. Securities and Exchange Commission (the "SEC" or the "Commission"), copies of which may be examined without charge at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street N.W., Washington D.C. 20549, and at the regional offices of the Commission at Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois, 60661-2551 and Room 1300, 7 World Trade Center, New York, New York 10048. Copies of such mateiral will also be made available from the Public Reference Branch of the Commission, 450 Fifth Street N.W., Washington D.C. 20549, at prescribed rates. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such agreements.

   DIAGNOSTICS SUBPOENA

     On October 31, 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc. ("DSI"), both of which are subsidiaries of FNMC, received an investigatory subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents by December 30, 1996 on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and has begun to make extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC, FNMC and the Company cannot be predicted at this time. If, however, the results of this investigation are adverse to NMC, NMC or the Company could face the same types of potential consequences as the OIG Investigation discussed above under "-- OIG Investigation."

   EASTERN DISTRICT OF VIRGINIA

     In December 1994, a subsidiary of NMC received a subpoena from a federal grand jury in the Eastern District of Virginia investigating the contractual relationships between subsidiaries of NMC that provide dialysis services and third parties that provide medical directorship and related services to those subsidiaries. NMC cooperated with the grand jury and produced documents in January 1995 in response to the subpoena, and there has been no further communication from the government.

   DISTRICT OF NEW JERSEY INVESTIGATION

     NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC is cooperating with this investigation and has provided the grand jury with extensive documents. On February 12, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC also received a subpoena in June 1996 from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The outcome of this investigation and its impact, if any, on the Company's business, financial condition or results of operations cannot be predicted at this time.

   FDA MATTERS

     Since 1993, NMC has engaged in a number of voluntary recalls of products that it manufactured or that were manufactured by third parties and distributed by NMC. None of these product recalls has resulted in fines or penalties for NMC. In 1995, Fresenius USA completed a voluntary action with respect to the Optum(R) exchange device that Fresenius USA acquired from Abbott, which was classified by the FDA as a recall. The FDA reviewed Fresenius USA's actions with respect to this device and determined that they were adequate.

     During the period from 1991 through 1993, the FDA issued warning letters concerning four of the six RPD facilities in the U.S., as well as import alerts concerning hemodialysis bloodlines manufactured at NMC's Reynosa, Mexico facility and Focus(R) brand hemodialyzers manufactured at NMC's Dublin, Ireland facility. As a result of the import alerts, NMC was prohibited from importing the products covered by the alerts into the U.S. until the FDA confirmed compliance with GMP requirements at the facilities where such products were manufactured.

     In January 1994, NMC and certain members of its senior management entered into the Consent Decree providing that the importation of bloodlines and hemodialyzers could resume upon certification by NMC that the relevant manufacturing facility complied with GMP requirements and successful completion of an FDA inspection at the relevant facility to confirm compliance.

The Consent Decree also required NMC to certify, and be inspected for, GMP compliance at all of RPD's manufacturing facilities in the U.S. Under the Consent Decree, RPD committed to maintaining ongoing compliance with GMP and related requirements at both U.S. and non-U.S. manufacturing facilities. As a result of the Consent Decree, NMC's U.S. facilities were required to undertake significant GMP improvements.

     NMC submitted all required certifications for its U.S. and non-U.S. facilities in accordance with timetables specified in the Consent Decree, and the bloodline import alert was lifted in March 1994. During the course of 1994 and 1995, NMC also worked with the FDA and demonstrated that its other manufacturing facilities in the U.S. were in compliance with GMP requirements. The hemodialyzer manufacturing facility in Dublin, Ireland was inspected by the FDA in April and December 1994 but did not pass inspection. NMC completed all remaining corrective actions, and in December 1995 the FDA determined that the Dublin facility was in compliance with GMP requirements and lifted the import alert. No fines or penalties have been imposed on NMC as a result of the FDA's actions or in connection with the Consent Decree. By policy, however, the FDA generally will undertake more frequent and more rigorous inspections of facilities that have been subject to consent decrees. For a discussion of the effects of the warning letters and import alerts issued by the FDA on NMC's business, See "Item 7. MD&A." The Consent Decree was lifted in January 1997. Also in February 1997, the Company announced the closing of its Dublin, Ireland facility. See "Properties"

     On January 24, 1995, the FDA issued a warning letter and import alert relating to NMC's manufacture of Diafilter(R) products at its Limerick, Ireland facility. That facility was not expressly named in the Consent Decree described above. Because NMC voluntarily ceased importing Diafilters(R) into the U.S. in December 1994, and, for business reasons, decided to shut down the Diafilter(R) business at the Limerick facility on January 23, 1995, no subsequent compliance review was deemed necessary by the FDA. NMC was not restricted from importing into the U.S. the other products manufactured at the Limerick facility.

     In 1994 and 1995, the FDA inspected Fresenius USA's manufacturing facilities in Maumee, Ohio, Ogden, Utah and Walnut Creek, California. At each location, violations of certain GMPs were found. At the Walnut Creek facility, violations of pre-market notification filing requirements were also found, although these findings were subsequently reversed when the devices in question were determined to be covered by appropriate filings. The FDA issued warning letters with respect to each facility, as a result of which the issuance of new 510(k) notices and new export clearances was placed on administrative hold. Fresenius USA responded to the inspection findings at Maumee in a manner it believes addresses the FDA's findings. Fresenius USA subsequently closed the Maumee facility in connection with the relocation of production from that facility to a facility in Lewisberry, Pennsylvania. Fresenius USA undertook an exhaustive review of the FDA's findings relating to Walnut Creek and submitted a detailed response to those findings. The Ogden plant was reinspected in 1995 and the administrative holds have been lifted from both Ogden and Walnut Creek. The Walnut Creek facility was inspected again in January and February of 1996 and Fresenius USA was advised that all GMP issues raised by the FDA have been resolved. Fresenius USA believes that its facilities are currently in compliance in all material respects with applicable state, local and federal requirements.

     In August 1996, Fresenius USA undertook a voluntary North American recall of certain lots of its peritoneal dialysis solutions which were associated with aseptic peritonitis. This condition is an inflammation of the abdominal cavity not caused by infection. The patients affected in the episode recovered quickly after using non-suspect product lots. In the recall, Fresenius USA notified hospitals and dialysis centers that received the recalled lots as well as individual patients. Patients with recalled lots were provided with replacement solution, and a toll free telephone number for patient inquiries was established. Fresenius USA cooperated with the FDA and other government agencies in resolving the matter.

     In addition, the FDA may inspect facilities in the ordinary course of business to ensure compliance with GMP and other applicable regulations. The Company intends to address expeditiously any FDA findings resulting from such inspections.

   INTERNATIONAL LEGAL PROCEEDINGS AND REGULATORY CLAIMS

     As discussed above, as a general matter, licenses and certifications are required in connection with the operation of dialysis clinics outside the United States, and the Company is dependent upon NMC's ability to obtain and maintain such licenses and certifications. NMC lacks certain licenses and certifications technically required to operate its facilities in Portugal. However, based on discussions with regulatory officials in Portugal, NMC management does not believe that the absence of such licenses will have a material adverse effect on NMC or materially affect its ability to operate such facilities.

     The Company has conducted an investigation regarding suspected fraudulent activity of the General Manager of the Company's dialysis and laboratory operations in Portugal. The Company recently completed an analysis of the effect of such activities and expensed approximately $10 million related to the fraud and increased reserves by $10 million related to uncollectible accounts and tax matters, none of which was material to any prior year, during the third quarter 1996. The Company is pursuing actions against the responsible individuals and possible recovery of such losses under insurance coverage. Additionally, the Company has written off $9 million related to franchise fees for its operations in Brazil.

   MEDICARE CERTIFICATION ISSUES

     As discussed above, licenses and certification for participation in the Medicare and Medicaid programs are regulated at the federal, state and local levels. The Medicare carriers serving Florida, New Jersey, Pennsylvania, South Carolina, West Virginia and Ohio, have implemented or are considering the implementation of coverage policies that may restrict the ability of nuclear-imaging providers, such as DSI, to qualify as a provider for this service. If DSI is not permitted to bill for these services as a Medicare provider, it may be able to bill physicians for the services DSI provides.

   OBRA 93

     OBRA 93 affected the payment of benefits under Medicare and employer health plans for certain eligible ESRD patients. In July 1994, HCFA issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by OBRA 93 would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, patients' employer health plans were responsible for payment, which was generally at rates higher than that provided under Medicare.

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

     If HCFA's reversal of its original implementation of the provisions of OBRA 93 that relate to ESRD patients for whom Medicare is the secondary payor (see "Item 1. Description of Business -- Reimbursement -- U.S. -- Coordination of Benefits") is upheld, NMC may be required to refund the payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation, and to re-bill Medicare for the same services, which would result in a net loss to DSD of approximately $120 million as of December 31, 1995. NMC ceased to recognize the incremental revenue realized under the original Program Memorandum as of July 1, 1995, but it continued to bill employer health plans as primary payors for patients affected by OBRA 93 through December 31, 1995. As of January 1, 1996, NMC commenced billing Medicare as primary payor for dual eligible ESRD patients affected by OBRA 93, and has recently begun to rebill in compliance with the revised policy for services rendered between April 24 and December 31, 1995.

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. See "Item 1. Description of Business -- Reimbursement -- U.S. -- Coordination of Benefits." On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction. The litigation is continuing with respect to NMC's request to enjoin HCFA's new policy, both retroactively and prospectively, on a permanent basis. While there can be no assurance that a permanent injunction will be issued, NMC believes that it will ultimately prevail in its claim that the retroactive reversal by HCFA of its original implementation of OBRA 93 was impermissible under applicable law. Pending the outcome of the litigation, HCFA's new policy remains effective for services provided after April 23, 1995. If HCFA's revised interpretation is upheld, NMC's business, financial position and results of operations would be materially adversely affected, particularly if the revised interpretation is applied retroactively. See "Item 7. MD&A."

   SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     In April 1996, FNMC (formerly known as W.R. Grace & Co.) received a formal order of investigation issued by the Commission directing an investigation into, among other things, whether FNMC violated the federal securities laws by filing periodic reports with the Commission that contained false and misleading financial information. Pursuant to this formal order of investigation, FNMC received a subpoena from the Southeast Regional Office of the Commission requiring NMC to produce documents relating to reserves (net of applicable taxes) established by FNMC and NMC during the period from January 1, 1990 to the date of the subpoena (the "Covered Period"). FNMC believes that all financial statements filed by FNMC with the Commission during the Covered Period, including the financial statements of FNMC included in the NMC Form 10 filed with the Commission on September 25,

1995, and the consolidated financial statements of FNMC filed in FNMC's Annual Report on Form 10-K for the year ended December 31, 1995 (all of which financial statements, other than unaudited quarterly financial statements, were covered by unqualified opinions issued by Price Waterhouse LLP, independent certified public accountants), have been fairly stated, in all material respects, in conformity with US GAAP. FNMC and NMC are cooperating with the Commission. The outcome of this investigation and its impact, if any, on NMC or FNMC cannot be predicted at this time. The Company has recently received a subpoena from the Commission requesting the production of certain corporate records and personnel materials.

   IDPN COVERAGE ISSUES

     The Company administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. Since late 1993, Medicare claims processors have sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers are pursuing various administrative and legal remedies, including administrative appeals, to address this reduction.

     In November 1995, NMC filed a complaint in the U.S. District Court for the Middle District of Pennsylvania seeking a declaratory judgment and injunctive relief to prevent the implementation of this policy coverage change. (National Medical Care, Inc. v. Shalala, 3:CV-95-1922 (RPC)). The government has filed a motion to dismiss on grounds of failure to exhaust administrative remedies. NMC has filed a cross-motion for summary judgment. The motions are pending. On May 17, 1996, the Magistrate Judge assigned to the case issued a Report to the District Court Judge recommending grant of the government's motion and dismissal of the action. NMC has filed objections to the Report, and the government has responded to those objections. The District Court Judge is expected to issue an order granting or denying the government's motion to dismiss.

     Although NMC management believes that its IDPN claims are consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $140 million as of December 31, 1996, and currently increasing at the rate of approximately $3 million per month. If NMC is unable to collect its IDPN receivable or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial condition and results of operations could be materially adversely affected.

   SHAREHOLDER LITIGATION

     In 1995, nine purported class action lawsuits were brought against FNMC (formerly known as W.R. Grace & Co.) and certain of its officers and directors in various federal courts. These lawsuits have been consolidated in a case entitled Murphy, et al. v. W.R. Grace & Co., et al. No. 95-CV-9003(JFK) (the "Murphy Action"), which is pending in the U.S. District Court for the Southern District of New York. The first amended class action complaint in this lawsuit, which purports to be a class action on behalf of all persons and entities who purchased publicly traded securities of FNMC during the period from March 13, 1995 through October 17, 1995, generally alleges that the defendants violated federal securities laws by concealing information and issuing misleading public statements and reports concerning NMC's financial position and business prospects, a proposed spin-off of NMC, and the matters that are the subject of the OIG Investigation and the investigation by the federal grand jury in the District of New Jersey. See "-- OIG Investigation" and "-- District of New Jersey Investigation." The Murphy Action seeks unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper.

     In October 1995, a purported derivative lawsuit was filed in the U.S. District Court for the Southern District of Florida, Northern Division against W.R. Grace & Co., certain of its directors and its former President and Chief Executive Officer, alleging, inter alia, that such individuals breached their fiduciary duties by failing to properly supervise the activities of NMC in the conduct of its business (Bennett v. Bolduc, et al. 95-8638-CIV-MORENO). In December 1995, the plaintiff in this action filed a new action, based on similar allegations, in the U.S. District Court for the Southern District of New York (Bennett v. Bolduc, et al. 95-CV-10737 (AGS)) (the "Bennett Action"). The action in Florida has been dismissed in favor of the Bennett Action. A second action making similar allegations was filed in October 1995 in New York State Supreme Court, New York County (Bauer v. Bolduc, et al. 95-125751). This action has been stayed in favor of the Bennett Action, which has been consolidated, for discovery purposes only, with the Murphy Action described above. The complaint in the Bennett Action seeks unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. These actions are at early stages and their outcomes cannot be predicted, although FNMC, NMC and the individual defendants believe that they have substantial defenses to the claims asserted.

     In February 1996, a purported class action was filed in New York State Supreme Court, New York County, against FNMC and certain of its current and former directors, alleging that the defendants breached their fiduciary duties, principally by failing to provide internal financial data concerning NMC and by failing to negotiate with certain other companies that had made proposals for business combinations involving NMC (Rosman v. W. R. Grace, et al. 96-102347). The lawsuit seeks injunctive relief ordering defendants to carry out their fiduciary duties and preventing or rescinding the Reorganization or any related transactions with Fresenius AG, unspecified monetary damages, an award of plaintiff's attorneys' and experts' fees and costs, and such other relief as the court may deem just and proper. Pursuant to a case management order issued by the Court in February 1996, the parties in the consolidated litigation have begun discovery, including the exchange of documents. The parties are currently exploring the possibility of settlement before engaging in further discovery, and mediation has been proposed as a possible method of dispute resolution. The outcomes of these actions cannot be predicted, although the Company, NMC and the individual defendants believe they have substantial defenses to the claims asserted.

     Grace Chemicals has indemnified the Company and its affiliates for any losses related to these lawsuits.

   OTHER LITIGATION AND EXPOSURES

     In recent years, physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging professional negligence, malpractice, product liability, workers' compensation or related claims, many of which involve large claims and significant defense costs. Fresenius USA and NMC have been, and the Company and Fresenius Medical Care can be expected to continue from time to time to be, subject to such suits due to the nature of the Company's business. Additionally, NMC, in connection with its diagnostics business, has been the subject of a "wrongful life" lawsuit. Although the Company maintains insurance at a level which it believes to be prudent, there can be no assurance that the coverage limits will be adequate or that all asserted claims will be covered by insurance. In addition, there can be no assurance that liability insurance will continue to be available at acceptable costs. A successful claim against the Company or any of its subsidiaries in excess of insurance coverage could have a material adverse effect upon the Company and/or Fresenius Medical Care and their results of its operations. Any claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the reputation and business of the Company and/or Fresenius Medical Care. NMC has identified two instances in which a low level employee and/or agent engaged in illegal billing practices. In such instances, NMC has terminated its affiliation with such persons and advised the appropriate law enforcement authority. The illegal actions of such persons may subject NMC to liability under the False Claims Act, among other laws, and the Company cannot predict whether such law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any other business activities of the Company. In addition, the Company asserts claims and suits arising in the ordinary course of business, the ultimate resolution of which would not, in the opinion of the Company, have a material adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.


                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company's common stock is held by Fresenius Medical Care. The NMC Credit Agreement and the indenture pertaining to the Senior Subordinated Notes of Fresenius Medical Care impose certain limits on the Company's payment of dividends. See Item 7 - "MD&A".

ITEM 6. SELECTED FINANCIAL DATA

                                                                    PREDECESSOR                               SUCCESSOR
                                              --------------------------------------------------------    -----------------
                                                   YEAR ENDED DECEMBER 31,          NINE MONTHS ENDED     THREE MONTHS ENDED
                                              1992      1993      1994      1995    SEPTEMBER 30, 1996    DECEMBER 31, 1996
                                              ----      ----      ----      ----    ------------------    ------------------
(DOLLARS IN MILLIONS, EXCEPT SHARES
AND PER SHARE DATA)
Statement of Operations Data
   Net sales .............................   $ 1,214   $ 1,456   $ 1,818   $ 2,033        $ 1,615             $   631
   Cost of sales .........................       700       840     1,027     1,176            969                 394
                                             -------   -------   -------   -------        -------             -------

   Gross profit ..........................       514       616       791       857            646                 237
   Selling, general and administrative
     and research and development ........       362       413       561       625            501                 177
                                             -------   -------   -------   -------        -------             -------


   Operating income ......................       152       203       230       232            145                  60
   Interest expense (net) ................        12        12        16        26             16                  45
                                             -------   -------   -------   -------        -------              ------

   Income before income taxes ............       140       191       214       206            129                  15
   Income tax expense ....................        60        87       112       109             66                   9
                                             -------   -------   -------   -------        -------              ------


   Net income ............................   $    80   $   104   $   102   $    97        $    63              $    6
                                             =======   =======   =======   =======        =======              ======

Net Income Per Common and Common
Equivalent Share:
   Primary ...............................   $  0.89   $  1.12   $  1.08   $  1.01        $  0.66              $ 0.07

Weighted average number of shares of
common stock and
common stock equivalents:
   Primary (000's) .......................    89,543    91,974    93,936    95,822         95,188              90,000




                                                           PREDECESSOR                       SUCCESSOR
                                                         AT DECEMBER 31,                  AT DECEMBER 31,
                                          ---------------------------------------------   ---------------
                                           1992         1993         1994         1995         1996
                                           ----         ----         ----         ----         ----
Balance Sheet Data:
   Working capital ................       $ (46)       $   74       $  145       $  125       $  282
   Total assets ...................         900         1,245        1,644        1,998        4,596
   Total long term debt and capital
     lease obligations ............           6            14           17           35        1,438
   Stockholders' equity ...........         533           880        1,159        1,363        1,768

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS



      For purposes of the following discussion, Fresenius National Medical Care Holdings, Inc., ("FNMC") formerly known as W. R. Grace & Co. ("Grace New
York"), together with the wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA") and together with FNMC, (the "Company") was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG ("the Reorganization"). The following is a discussion of the financial condition and results of operations of FNMC. The discussion should be read in conjunction with the financial statements included elsewhere in this document.

      This section contains certain forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting FNMC , but no assurance can be given that such events will occur or that the results will be as anticipated. Such statements include, without limitation, discussions concerning the outlook of FNMC, government reimbursement, future plans and management's expectations regarding future performance.

OVERVIEW

     FNMC, through its subsidiaries, is primarily engaged in (a) providing kidney dialysis services, (b) manufacturing and distributing products and equipment for dialysis treatment and performing clinical laboratory testing and other medical services, and (c) providing home infusion therapy, home respiratory therapy and home health services. Throughout the Company's history, a significant portion of the Company's growth has resulted form the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

     FNMC derives a significant portion of its net revenues from Medicare, Medicaid and other government health care programs (approximately 62% in 1996). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO (which accounted for approximately 22% of DSD's domestic net revenues in 1996), and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures. In connection with its consideration of the fiscal year 1998 federal budget, Congress is considering proposals to amend the Medicare ESRD legislation to extend the coordination of benefits period during which a patient's employer health plan is the primary payor and Medicare is the secondary payor. If enacted, such legislation could favorably affect FNMC's results of operations. Had a six-month extension of the coordination of benefits period had been in effect for the full calendar year, it would have resulted in an increase of DSD's annual revenues and pretax profits by approximately $65 million, assuming no reduction in reimbursement rates paid by non-government payors. There can be no assurance as to whether or when, if ever, any proposed legislation will be enacted. See
"Item 1. Business--Regulatory and Legal Matters--Reimbursement--U.S."

      FNMC's business, financial position and results of operations also could be materially adversely affected by an adverse outcome in the OIG investigations, any whistleblower action, the pending challenge by FNMC of changes effected by Medicare in approving reimbursement claims relating to the administration of IDPN or by the recent adoption of a new coverage policy that will change IDPN coverage prospectively. FNMC's business, financial position and results of operations would also be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dual eligible ESRD patients. See "Item 1. Business -- Regulatory and Legal
Matters -- Reimbursement -- U.S."

      FNMC also derives a significant portion of its net revenues from reimbursement by non-government payors. Historically, reimbursement rates paid by these payors generally have been higher than Medicare and other government program rates in all areas except for certain services provided by NMC Homecare. However, non-government payors are imposing cost containment measures that are creating significant downward pressure on reimbursement levels that FNMC receives for its services and products. See "Item 1. Business -- Regulatory and Legal Matters -- Reimbursement -- U.S."

      DSD operated or managed dialysis centers in 14 foreign countries at December 31, 1996. In certain countries, FNMC experiences lower reimbursement rates per treatment for dialysis services than are generally realized in the U.S. FNMC's international dialysis services operations currently generate less operating profit per treatment than domestic dialysis operations due to both the lower reimbursement rates in some countries and the start-up nature of many of the centers in foreign countries.

RESULTS OF OPERATIONS

      The following table summarizes certain operating results of FNMC by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Renal Products to DSD. The table presents the year 1996 where there is a combination of 9 months of operations on a predecessor basis and 3 months of operations on a successor basis. These bases of accounting are not entirely compatible. In particular, the successor basis has a significant increase in interest expense and depreciation and amortization when compared to the predecessor basis.

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                       ----------------------------
                                                       1994        1995        1996
                                                       ----        ----        ----
                                                          (dollars in millions)
Net Revenues:
   Dialysis Services ............................    $ 1,391     $ 1,594     $ 1,760
   Dialysis Products
     Renal Products Division ....................        273         290         323
     FUSA .......................................         --          --          92
                                                     -------     -------     -------
                                                         273         290         415
   NMC Homecare .................................        318         327         288
   Intercompany Eliminations ....................       (164)       (178)       (218)
                                                     -------     -------     -------
Total Net Revenues ..............................    $ 1,818     $ 2,033     $ 2,245
                                                     =======     =======     =======

Operating Earnings:
   Dialysis Services ............................    $   287     $   287     $   244
   Dialysis Products
     Renal Products Division ....................        (34)        (11)         41
     FUSA .......................................         --          --           1
                                                     -------     -------     -------
                                                         (34)        (11)         42
   NMC Homecare .................................         49          42          (6)
                                                     -------     -------     -------
                                                         302         318         280
                                                     -------     -------     -------

Other Expenses:
   General Corporate, including Grace
    Allocations .................................         48          66          72
   Research and Development, including Grace
   Allocations ..................................         24          20           3
   Interest Expense, Net ........................         16          26          61
                                                     -------     -------     -------
Total Other Expenses ............................         88         112         136
                                                     -------     -------     -------
Earnings Before Income Taxes ....................        214         206         144
Provision for Income Taxes ......................        112         109          75
                                                     -------     -------     -------
Net Earnings ....................................    $   102     $    97     $    69
                                                     =======     =======     =======

EFFECT OF REORGANIZATION ON RESULTS OF OPERATIONS

      In accordance with U.S. GAAP relating to purchase accounting rules, the Company has adjusted to fair value its assets and liabilities which, on a pro forma basis, would have resulted in increased amortization of approximately $41 million for 1996, in the pro forma Statement of Operations shown as part of general corporate expenses. In addition, as part of the Reorganization, the Company has incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amount of $89 million for 1996 on a pro forma basis. In connection with the Reorganization, the addition of FUSA for the entire year would have resulted in increased revenues for Renal Products of $211 million and decreased operating earnings for Renal Products of $3 million in 1996, on a pro forma basis. The addition of FUSA for the entire year would have also resulted in a $2 million increase in research and development expense, on a pro forma basis. The Reorganization would have resulted in a decrease in the Company's provision for income taxes of $43 million in 1996, on a pro forma basis. As a result of the above adjustments, on a pro forma basis, the Company would have reported a net loss of $24 million in 1996, as compared to its actual net profit of $69 million in 1996.

      The following table represents the unaudited pro forma statements of operations of the Company for the fiscal year 1995 and 1996, assuming the Reorganization occurred on January 1, 1995.

                                                                Years Ended
                                                                December 31,
                                                           ---------------------
                                                             1995         1996
                                                             ----         ----
                                                           (dollars in millions)
Net Revenues:
   DSD ...............................................     $ 1,594      $ 1,760
   Renal Products ....................................         582          667
   NMC Homecare ......................................         327          288
   Intercompany Eliminations .........................        (216)        (259)
                                                           -------      -------
Total Net Revenues ...................................     $ 2,287      $ 2,456
                                                           =======      =======

Operating Earnings:
   DSD ...............................................     $   287      $   244
   Renal Products ....................................          15           39
   NMC Homecare ......................................          42           (6)
                                                           -------      -------
                                                               344          277

Other Expenses:
   General Corporate, including Grace Allocations ....         105          114
   Research and Development, including Grace
   Allocations .......................................           6            5
   Interest Expense, Net .............................         157          150
                                                           -------      -------
Total Other Expenses .................................         268          269
                                                           -------      -------
Earnings Before Income Taxes .........................          76            8
Provision for Income Taxes ...........................          55           32
                                                           -------      -------
Net Earnings .........................................     $    21      $   (24)
                                                           =======      =======


1996 COMPARED TO 1995

   Net revenues for 1996 increased by 10% ($212 million) over 1995, with DSD and Renal Products accounting for most of the increase. Net earnings for 1996 decreased 29% ($28 million) as compared to 1995 as a result of decreased operating earnings and higher general corporate and interest expenses.

   Dialysis Services. Dialysis Services net revenues for 1996 increased by 10% ($166 million) over 1995, primarily as a result of an 11% increase in the number of treatments provided worldwide and a $35 million increase in revenues in diagnostic services, offset somewhat by the absence of the comparable profit contribution from OBRA 93 recorded in the first six months of

1995 ($38 million). See Item 1. "Business -- Regulatory and Legal Matters -- Reimbursement -- U.S." The treatment increase was largely due to an increase in the number of dialysis centers (753 at December 31, 1996 as compared to 681 at December 31, 1995). The growth in diagnostic services was primarily due to a significant increase in the number of primary care treatments resulting from three acquisitions consummated in 1995. LifeChem revenues increased by $2 million in 1996, as compared to 1995.

      DSD's operating earnings for 1996 decreased by 15% ($43 million) as compared to 1995 primarily as a result of the absence of the comparable profit contribution from OBRA 93 ($38 million), writedowns in Portugal related to fraudulent activities ($10 million), increased reserves for certain Portuguese uncollectible accounts and tax matters ($10 million), and write-offs of Brazil franchise fees ($9 million), somewhat offset by increased treatment volume. Diagnostic Services operating earnings decreased by $1 million, primarily caused by an increase in bad debt expense. These decreases were partially offset by an increase in LifeChem profits of 13% ($4 million) due to increases in the number of billable tests performed and the charges, recorded in 1995, related to the repayment to the government of certain overpayments received from Medicare.

      Dialysis Products. Dialysis Products net revenues for 1996 increased by 43% ($125 million) over 1995 due to increases at NMC's Renal Products Division and $92 million of fourth quarter revenues of FUSA, which was contributed to FNMC by Fresenius Medical Care AG effective October 1, 1996. RPD's net revenues for 1996 increased by 11% ($33 million) over 1995, primarily due to higher domestic volume in hemodialysis disposables, and increased international market penetration, partially offset by the effect of the Renal-tec and Renamed divestments ($4 million).

      Dialysis Products operating earnings improved by $53 million as compared to 1995, primarily due to higher revenues, increased capacity utilization, lower manufacturing costs, reduction in operating expense and distribution costs, and one-time charges recorded in the third quarter of 1995 for asset impairments and writedowns. FUSA's fourth quarter operating earnings were less than $1 million.

      NMC Homecare. NMC Homecare's net revenues for 1996 decreased by 12% ($39 million) as compared to 1995, primarily due to changes in Medicare qualification procedures for IDPN patients ($7 million), and decreases in infusion therapy revenues mainly due to continued price compression from managed care ($40 million), partially offset by increases in respiratory therapy revenues ($6 million) and home health revenues ($2 million).

      NMC Homecare's operating earnings for 1996 decreased by $48 million over 1995, primarily due to continued pressure resulting from managed care, the decline in the number of Medicare IDPN patients who qualify for coverage under the government's new procedures and provisions for bad debt expense ($11 million) and restructuring charges ($2 million) recorded in the third quarter of 1996.

      Other Expenses. FNMC's other expenses for 1996 increased by 21% ($24 million) over 1995. General corporate expense increased by 9% ($6 million) over 1995 due to increased FNMC corporate expenses (reflecting the growth of FNMC), and costs related to the OIG investigative subpoenas. Research and development expenses decreased by 85% ($17 million) in 1996 versus 1995 due primarily to a reduction in the allocation of these expenses by the Grace Consolidated Group. Following the Reorganization, FNMC, as part of Fresenius Medical Care, has not been allocated Grace Consolidated Group corporate expenses, but will incur certain corporate expenses as part of Fresenius Medical Care. FNMC has discontinued most of the ongoing research projects that resulted in these allocations from the Grace consolidated group ($16 million) during 1996, thereby incurring significantly lower research and development expenses. Interest expense increased by 135% ($35 million) in 1996 over 1995 mainly due to the large amount of bank debt incurred to finance the reorganization and the interest expense associated with FUSA in the fourth quarter ($2 million).

      Income Tax Rate. The effective tax rate was 52% for 1996 as compared with 53% of 1995. The effective income tax rates for 1996 and 1995 were significantly higher than the combined statutory rates due primarily to nondeductible losses and asset writedowns in certain foreign countries and the large amount of non-deductible goodwill incurred as a result of the reorganization.

1995 COMPARED TO 1994

      Net revenues for 1995 increased by 12% ($215 million) over 1994, with DSD accounting for most of the increase. Net earnings for 1995 decreased 5% ($5 million) as compared to 1994 as increased operating earnings were offset by higher general corporate and interest expenses.

     Dialysis Services. Dialysis Service's net revenues for 1995 increased by 15% ($203 million) over 1994, primarily as a result of a 15% increase in the number of treatments provided worldwide along with a $39 million increase in revenues in DSI and a $15 million increase in LifeChem revenues. The treatment increase was largely due to an increase in the number of dialysis centers (681 and December 31, 1995 as compared to 590 at December 31, 1994). Domestic dialysis revenues were adversely affected by the decision, effective July 1, 1995, to discontinue the recognition of the incremental revenue that had been previous recorded relating to certain dual eligible ESRD patients. See "Item 1. Business--Regulatory and Legal Matters--Reimbursement--U.S." The growth in DSI was primarily due to three acquisitions consummated in 1995. LifeChem net revenues increased as a result of increased billable testing volume.

      Dialysis Service's operating earnings for 1995 were virtually the same as 1994, primarily as a result of the increase in profits from international dialysis operations and from DSI, due to acquisitions consummated in 1995. These increases were entirely offset by a 6% decline in domestic dialysis profits due to the aforementioned change in revenue recognition for certain dual eligible ESRD patients and a 10% decline in LifeChem profits due to a repayment to the government of $4.9 million in overpayments received from Medicare during the period 1989 through 1993 and certain other related charges.

      Dialysis Products. Dialysis Products' net revenues for 1995 increased by 6% ($17 million) as compared to 1994, primarily due to revenues from acquired businesses in Brazil and Argentina as well as from greater revenues from other international operations and domestic DSD facilities. Domestic revenues were essentially unchanged from 1994.

      Dialysis Products operating loss improved by $23 million as compared to 1994, due primarily to the increased net revenues at RPD in 1995, improved capacity utilization at domestic manufacturing plants and decreased compliance costs, primarily legal and consulting expenses, incurred in 1995 versus those incurred in 1994 in connection with FDA warning letters and import alerts. In addition, 1994 operating earnings were adversely impacted by a charge of $27 million for the impairment of all of the goodwill recognized from the 1993 acquisition of a German renal products manufacturing, and distribution operation ($12 million) acquired in the 1993 German acquisition and the write-off of the carrying value of the assets used in developing a new dialyzer product line in Ireland and other related charges ($17 million). In 1995, operating earnings were also adversely impacted by a charge of $29 million for the write-off of the German dialysis machine manufacturing operation. See "Item 3 -- Legal Proceedings -- FDA Matters."

      NMC Homecare. NMC Homecare's net revenues for 1995 increased by 3% ($9 million) over 1994, primarily as a result of the full-year effect of the April 1994 acquisition of Home Nutritional Services, Inc., an infusion therapy company, and growth in the respiratory therapy and home health care business.

      NMC Homecare's operating earnings for 1995 decreased by 14% ($7 million) from 1994, primarily as a result of a $5 million increase in the provision for bad debts and increased managed care pricing pressure.

      Other Expenses. NMC's other expenses for 1995 increased by 27% ($24 million) over 1994. General corporate expenses increased by 38% ($18 million) over 1994 due to higher allocations of corporate expenses by the Grace Consolidated Group, as well as increased NMC corporate expenses (reflecting the growth of NMC), cost related to the OIG investigative subpoenas and foreign exchange translation adjustments. Research and development expenses decreased by 17% ($4 million) in 1995 versus 1994 due primarily to a reduction in the allocation of these expenses by the Grace consolidated group. Interest expense increased by 63% ($10 million) in 1995 over 1994 due to higher financing charges under NMC's accounts receivable securitization program and increased borrowings used to finance growth in international operations, as well as the interest charges associated with a temporary $100 million bank line of credit which was in place during the last four months of 1995.

      Income Tax Rate. The effective tax rate was 53% for 1995 as compared with 52% for 1994. The effective income tax rates for 1995 and 1994 were significantly higher than the combined statutory rates due primarily to nondeductible losses in a number of foreign countries. For 1995, the most significant components were the costs associated with the discontinuance of the Irish dialyzer manufacturing process, as well as continuing operating losses of the German renal product manufacturing operation. The major portion of these losses for 1994 relates to the write-off of goodwill, as well as operating losses of the German renal products manufacturing and distribution operation.

LIQUIDITY AND CAPITAL RESOURCES

      FNMC made acquisitions totaling $95 million, $252 million, and $247 million in 1996, 1995 and 1994, respectively. FNMC made capital expenditures for internal expansion, improvements, new furnishings and equipment of $139 million, $103 million and $84 million in

1996, 1995 and 1994, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital - based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. FNMC may also make other strategic acquisitions in the future.

      FNMC also requires capital resources for working capital purposes. FNMC used cash to fund increases in accounts receivable of $144 million, $176 million and $140 million in 1996, 1995 and 1994, respectively. The increases in accounts receivable reflect growth in NMC's business operations and, beginning in 1994, the sharp reduction in IDPN claims approved for payment.

      FNMC historically funded its acquisitions and capital expenditures with cash advances from the Grace consolidated group and cash from operations supplemented by financing programs, including the accounts receivable securitization program. FNMC generated net cash from operations of $144 million, $129 million and $177 million and 1996, 1995 and 1994, respectively. FNMC received net cash advances from Grace of $279 million, $107 million and $177 million for 1996, 1995 and 1994, respectively. In addition, FNMC received net cash advances from Fresenius AG of $513 million for 1996.

      Effective July 1, 1995, FNMC ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. If FNMC's position with respect to the retroactive application of OBRA 93 is not sustained, it may be required to refund amounts previously collected from private third-party payors (approximately $190 million through June 30, 1995) and rebill Medicare for these services, which would result in an estimated net cash and operating earnings loss of approximately $120 million as of December 31, 1996. FNMC began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996 and has begun to rebill Medicare as the primary payor for services rendered to dual eligible ESRD patients from April 23, 1995 through December 31, 1995 for whom payment had not yet been rendered by their third-party insurance payors. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, FNMC may be able to rebill such services to third-party payors and, as a result, FNMC's future results of operations and financial position would be favorably affected by the incremental revenue that FNMC would recognize.

     NMC entered into a $2.5 billion Credit Agreement on September 27, 1996 with a group of financial institutions. The Credit Agreement was used to fund a cash dividend to Grace Chemicals of approximately $2.1 billion, finance existing letters of credit and for general corporate purposes. In November 1996, Fresenius Medical Care implemented two financings which raised a total of $731 million, the proceeds of which were invested in FNMC through a $249 million equity infusion and a total of $482 million of loans to FNMC. The funds were used to repay certain borrowings under the Credit Agreement. Also in November 1996, Fresenius Medical Care became a guarantor under the NMC Credit Agreement. It is expected that NMC will have significant indebtedness under the Credit Agreement. The Credit Agreement will be utilized to fund future capital requirements and acquisitions and, to the extent necessary, general corporate requirements, including future letters of credit, and any claims on the Company which may result from adverse settlements with the government of the OIG or other investigations.

      FNMC is party to a $200 million receivables financing arrangement. At December 31, 1996, $148 million was outstanding under this agreement.

      Beginning in 1995, FNMC financed working capital requirements for certain overseas operations by means of borrowings denominated in currencies other than the operational currency. FNMC hedged its exposure to the foreign exchange risk associated with these borrowings through the use of forward purchase contracts, whereby FNMC contracted with the same counterparty as the original borrowing to purchase the currency in which the loan is denominated and sell the operational currency with a maturity date equivalent to the maturity date of the underlying borrowings. The value of these borrowings and associated forward exchange contracts at December 31, 1995 amounted to approximately $48. FNMC estimates that these transactions had a favorable impact on FNMC's net interest expense for the year ended December 31, 1996 of $0.3 million. Forward purchases of foreign currency are used solely to manage exposure to fluctuations in foreign currency exchange rates. These borrowings were repaid prior to the Reorganization.

      The liquidity of FNMC is contingent upon a number of factors, principally FNMC's future operating results and the contingencies referred to below. FNMC believes that its current levels of liquidity, including availability under the NMC Credit Agreement, are sufficient to meet its foreseeable needs. If existing sources of funds are not sufficient to provide liquidity, FNMC may need to sell assets or obtain debt or equity financing from additional external sources. There can be no assurance that FNMC will be able to do so on satisfactory terms, if at all.

IMPACT OF INFLATION

      A substantial portion of FNMC's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. Non-governmental payors also are exerting downward pressure on reimbursement levels. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect FNMC's business and results of operations, possibly materially.

CONTINGENCIES

      FNMC is the subject of investigations by several federal agencies and authorities, is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, and is seeking to change a proposed revision to IDPN coverage policies. See Item 1. Business -- Regulatory and Legal Matters -- Reimbursement -- U.S." and "Item 3. Legal Proceedings." An adverse outcome in any of these matters, beyond the reserves which have established, could have a material adverse effect on FNMC's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this item is indexed in Item 14 of this Report and contained on the pages following the signature page hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Previously reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding the Company's Executive Officers is set forth in
Item 1 under the heading of the Registrant "Executive Officers." In accordance with General Instruction G.(3) to Form 10-K, the remainder of the information required by Part III is incorporated by reference to the Company's definitive information statement to be filed by April 30, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a) Index to Financial Statements

     The following financial statements are filed with this report:

          Report of Independent Auditors.

          Report of Independent Accountants.

          Consolidated Statements of Earnings for the Three Months Ended
            December 31, 1996 (Successor) and for the Nine Months Ended September 30, 1996 and the Years ended December 31, 1995 and 1994 (Predecessor).

          Consolidated Balance Sheets as of December 31, 1996 (Successor) and
            1995 (Predecessor).

          Consolidated Statements of Cash Flows for the Three Months Ended
            December 31, 1996 (Successor) and for the Nine Months Ended September 30, 1996 and the Years Ended December 31, 1995 and 1994 (Predecessor).

          Consolidated Statements of Changes in Equity for the Years Ended
            December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

     The Company is a majority-owned subsidiary of Fresenius Medical Care AG. The operating results and other financial information of the Company included in this report are not necessarily indicative of the operating results and financial condition of Fresenius Medical Care AG at the dates or for the periods presented herein. Users of the Company's financial statements wishing to obtain financial and other information regarding Fresenius Medical Care AG should consult the Annual Report on Form 20-F of Fresenius Medical Care AG, which is expected to be filed with the Securities and Exchange Commission and the New York Stock Exchange on or about April 7, 1997.

              (b) Reports on Form 8-K.

     During the fourth quarter of 1996, the Company filed two reports on Form 8-K. On October 15, 1996, the Company filed a Form 8-K reporting, under the captions "Changes in Control of the Registrant" and "Other Material Events," the completion of the Reorganization, the distribution of the shares of New Grace, the distribution of the Company's Class D Preferred Stock, the execution of the NMC Credit Agreement and the termination of the listing of the Company's common stock on the New York Stock Exchange. On December 16, 1996, the Company filed a Form 8-K reporting, under the caption "Other Current Information," the refinancing of approximately $731 million of the indebtedness outstanding under the NMC Credit Agreement with the proceeds of two securities offerings by Fresenius Medical Care and the execution of an amendment to the NMC Credit Agreement.

              (c) Exhibits.

     EXHIBITS. The following exhibits are filed or incorporated by reference as required by Item 601 of Regulation S-K.

Exhibit No.       Description

     2.1 Agreement and Plan of Reorganization dated as of February 4, 1996 between W. R. Grace & Co. and Fresenius AG (incorporated herein by reference to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

     2.2        Distribution Agreement by and among W. R. Grace & Co., W. R.
                Grace & Co.-Conn. and Fresenius AG dated as of February 4, 1996 (incorporated herein by reference to Exhibit A to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

     2.3 Contribution Agreement by and among Fresenius AG, Sterilpharma GmbH and W. R. Grace & Co.-Conn. dated February 4, 1996 (incorporated herein by reference to Exhibit E to Appendix A to the Joint Proxy-Statement Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

     3.1        Certificate of Incorporation of W. R. Grace & Co.-New York under
                Section 402 of the New York Business Corporation Law dated March 23, 1988 (incorporated herein by reference to the Form 8-K of Registrant filed on May 9, 1988).

     3.2        Certificate of Amendment of the Certificate of Incorporation of
                W. R. Grace & Co.-New York under Section 805 of the New York Business Corporation Law dated May 25, 1988 (changing the name to W. R. Grace & Co., incorporated herein by reference to the Form 8-K of Registrant filed on May 9, 1988).

     3.3        Certificate of Amendment of the Certificate of Incorporation of
                W. R. Grace & Co. under Section 805 of the New York Business Corporation Law dated September 27, 1996 (incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on October 15, 1996).

     3.4        Certificate of Amendment of the Certificate of Incorporation of
                W. R. Grace & Co. under Section 805 of the New York Business Corporation Law dated September 27, 1996 (changing the name to Fresenius National Medical Care Holdings, Inc., incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on October 15, 1996).

     3.5 Amended and Restated By-laws of Fresenius National Medical Care Holdings, Inc., as amended (incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on October 15, 1996).

     4.1 Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, Nationsbank, N.A., as paying agent and the Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Nationsbank, N.A., as Managing Agents (incorporated herein by reference to the Form 6-K of Fresenius Medical Care AG filed with the Commission on October 15, 1996).

     4.2 Amendment dated as of November 26, 1996 (amendment to the Credit Agreement dated as of September 27, 1996, incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on December 16, 1996).

     4.3 Amendment No. 2 dated December 12, 1996 (second amendment to the Credit Agreement dated as of September 27, 1996, filed herewith).

     10.1 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, Fleet National Bank as Trustee and the Subsidiary Guarantors named therein (filed herewith).

     10.2 Employee Benefits and Compensation Agreement dated September 27, 1996 by and among W. R. Grace & Co., National Medical Care, Inc., and W. R. Grace & Co.-- Conn. (incorporated herein by reference to the Registration Statement on Form F-1 of Fresenius Medical Care AG, as amended (Registration No. 333-05922), dated November 22, 1996 and the exhibits thereto).

     10.3 Purchase Agreement, effective January 1, 1995, between Baxter Health Care Corporation and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto)1

     10.4 Agreement, dated November 25, 1992 between Bergen Brunswig Drug Company and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto) 1

     10.5 Product Purchase Agreement, effective January 1, 1996, between Amgen, Inc. and National Medical Care, Inc. (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto)1

     10.6 Primary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

     10.7 Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

     11.1       Statement re Computation of Per Share Earnings


-----------------

     1  ny_ps3
  Portions of this Exhibit have been granted confidential treatment by the Commission.

     21.1       Subsidiary List

     27.1       Financial Data Schedule


              (d) Financial Statement Schedules.


               Schedule II - Valuation and Qualifiying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1997            FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC.

                                 By:  /s/ Ben J. Lipps
                                      ----------------------------------------
                                      Ben J. Lipps, President
                                      (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                                  Title                                         Date
              ----                                  -----                                         ----

                                            Director and Chairman of the Board
-------------------------------
Gerd Krick


/s/ Ben J. Lipps                            President (Chief Executive Officer)              March 31, 1997
-------------------------------             and Director
Ben J. Lipps


/s/ Mathias Klingler                        Director                                         March 31, 1997
-------------------------------
Mathias Klingler


/s/ Geoffrey W. Swett                       Director                                         March 31, 1997
-------------------------------
Geoffrey W. Swett


/s/ William F. Grieco                       Director                                         March 31, 1997
------------------------------
William F. Grieco


/s/ Udo Werle                               Treasurer (Chief Financial                       March 31, 1997
-------------------------------             Officer) and Director
Udo Werle


/s/ Robert W. Armstrong, III                Principal Accounting Officer                     March 31, 1997
-------------------------------
Robert W. Armstrong, III


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Fresenius National Medical Care Holdings, Inc.

      We have audited the accompanying consolidated balance sheet of Fresenius National Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of earnings, changes in equity and cash flows for the period January 1, 1996 to September 30, 1996, the predecessor period, and for the period October 1, 1996 to December 31, 1996, the successor period. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

      The accompanying predecessor consolidated financial statements were prepared on the basis of presentation described in Note 1, and are not intended to be a complete presentation of the assets, liabilities, revenues and expenses of the Company.

      In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and the consolidated results of their operations and their cash flows for the period October 1, 1996 to December 31, 1996, the successor period, in conformity with generally accepted accounting principles, and for the period January 1, 1996 to September 30, 1996, the predecessor period pursuant to the basis of presentation in Note 1, in conformity with generally accepted accounting principles.

      As more fully described in Note 1 to the consolidated financial statements, the Company was acquired as of September 30, 1996 in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the successor period are presented on a different basis of accounting than that of the predecessor period, and therefore are not directly comparable.



                                                           KPMG Peat Marwick LLP
March 7, 1997
Boston, MA  02110

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of
Fresenius National Medical Care Holdings, Inc.

        We have audited the accompanying consolidated balance sheet of Fresenius National Medical Care Holdings, Inc. (formerly W.R. Grace & Co. and its subsidiary (the "Company")) as of December 31, 1995, and the related consolidated statements of earnings and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements were prepared on the basis of presentation describe in Note 1, and are not intended to be a complete presentation of the assets, liabilities, revenues and expenses of the Company.

        In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 pursuant to the basis of presentation described in Note 1, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Fresenius National Medical Care Holdings, Inc. for any period subsequent to December 31, 1995.




PRICE WATERHOUSE LLP
Boston, Massachusetts
March 29, 1996

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          SUCCESSOR                      PREDECESSOR
                                                        ------------    -----------------------------------------------
                                                        THREE MONTHS    NINE MONTHS     TWELVE MONTHS     TWELVE MONTHS
                                                            ENDED          ENDED            ENDED             ENDED
                                                         DECEMBER 31,   SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                            1996             1996             1995             1994
                                                        -----------     ------------    -------------      ------------
NET REVENUES
  Health care services                                   $  515,697       $1,495,451       $1,884,748       $1,681,039
  Medical supplies                                          114,869          119,209          147,990          137,165
                                                         ----------       ----------       ----------       ----------
                                                            630,566        1,614,660        2,032,738        1,818,204
                                                         ----------       ----------       ----------       ----------
EXPENSES
  Cost of health care services                              320,703          888,441        1,067,906          915,887
  Cost of medical supplies                                   72,923           80,545          108,187          110,932
  General and administrative expenses                       105,167          319,466          360,960          329,795
  Provision for doubtful accounts                            12,819           80,475           88,858           73,052
  Depreciation and amortization                              57,704           93,097          113,176           95,882
  Research and development                                    1,083            1,906            3,957            2,299
  Allocation of Grace Chemicals expenses                         --            5,322           29,724           32,604
  Interest expense, net, and related
    financing costs                                          45,206           16,325           25,534           15,873
  Reduction of carrying amounts of assets to
    estimated fair values and restructuring costs                --               --           28,923           27,441
                                                         ----------       ----------       ----------       ----------
                                                            615,605        1,485,577        1,827,225        1,603,765
                                                         ----------       ----------       ----------       ----------
EARNINGS BEFORE INCOME TAXES                                 14,961          129,083          205,513          214,439
PROVISION FOR INCOME TAXES                                    8,915           66,202          108,616          112,222
                                                         ----------       ----------       ----------       ----------
NET EARNINGS                                             $    6,046       $   62,881       $   96,897       $  102,217
                                                         ==========       ==========       ==========       ==========

Earnings per share                                       $     0.07       $     0.66       $     1.01       $     1.08


          See accompanying Notes to Consolidated Financial Statements.

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        SUCCESSOR        PREDECESSOR
                                                       -----------       -----------
                                                                 DECEMBER 31,
                                                       -----------------------------
                                                           1996               1995
                                                       -----------       -----------

ASSETS

Current Assets:
  Cash and cash equivalents                            $    50,422        $    33,530
  Accounts receivable, less allowances
    of $153,939 and $119,914                               516,083            406,682
  Inventories                                              153,480             72,491
  Deferred income taxes                                    146,751             81,192
  Other current assets                                      86,907             51,835
                                                       -----------        -----------
      Total Current Assets                                 953,643            645,730
                                                       -----------        -----------
Properties and equipment, net                              525,988            377,328
                                                       -----------        -----------
Other Assets:
  Excess of cost over the fair value of net
    assets acquired and other intangible assets,
    net of accumulated amortization of
    $37,933 and $247,644                                 3,057,957            954,811
  Other assets and deferred charges                         58,491             20,275
                                                       -----------        -----------
      Total Other Assets                                 3,116,448            975,086
                                                       -----------        -----------
Total Assets                                           $ 4,596,079        $ 1,998,144
                                                       ===========        ===========

LIABILITIES AND EQUITY

Current Liabilities:
  Current portion of long-term debt and
    capitalized lease obligations                      $    56,270        $   183,488
  Short - term borrowing from affiliates                    12,193                 --
  Accounts payable                                         131,314            104,586
  Accrued liabilities                                      421,240            220,771
  Net payable to affiliates                                 32,590                 --
  Accrued income taxes                                      18,530             12,555
                                                       -----------        -----------
      Total Current Liabilities                            672,137            521,400
Long-term debt                                           1,420,959             27,903
Non-current borrowing from affiliates                      504,693                 --
Capitalized lease obligations                               17,246              7,516
Deferred income taxes                                      179,290             48,109
Other liabilities                                           34,015             30,441
                                                       -----------        -----------
      Total Liabilities                                  2,828,340            635,369
                                                       -----------        -----------

Commitments and Contingencies (Note 15)

Equity:
  Equity                                                 1,768,574          1,365,901
  Cumulative translation adjustment                           (835)            (3,126)
                                                       -----------        -----------
      Total Equity                                       1,767,739          1,362,775
                                                       -----------        -----------
Total Liabilities and Equity                           $ 4,596,079        $ 1,998,144
                                                       ===========        ===========


               See accompanying Notes to Consolidated Financial Statements.

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    SUCCESSOR                      PREDECESSOR
                                                                  ------------      -----------------------------------------------
                                                                  THREE MONTHS      NINE MONTHS    TWELVE MONTHS      TWELVE MONTHS
                                                                     ENDED             ENDED            ENDED             ENDED
                                                                  DECEMBER 31,      SEPTEMBER 30,    DECEMBER 31,      DECEMBER 31,
                                                                      1996              1996             1995             1994
                                                                  ------------      -------------  --------------     -------------

Cash Flows Provided by Operating  Activities:
  Net earnings                                                     $   6,046        $    62,881        $  96,897        $ 102,217
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                                     57,704             93,097          113,176           95,882
    Provision for doubtful accounts                                   12,819             80,475           88,858           73,052
    Provision for (benefit of) deferred income taxes                   5,700             (8,268)         (11,028)          (9,575)
    Loss on disposal of properties and equipment                      13,414              5,816            5,295            4,317
    Reduction of carrying amounts of assets to
    estimated fair values                                                 --                 --           18,003           27,441
  Changes in operating assets and liabilities, net
    of effects of purchase acquisitions and foreign exchange:
    Increase in accounts receivable                                  (60,873)           (82,981)        (176,444)        (139,585)
    Decrease (increase) in inventories                                (6,504)             2,570           11,358          (13,637)
    Decrease (increase) in other current assets                       (7,937)           (20,569)           3,309           (5,951)
    Increase (decrease) in accounts payable                           (5,887)            12,454              849            7,771
    Increase (decrease) in accrued income taxes                         (945)            11,013          (23,533)          (3,912)
    Increase (decrease) in accrued liabilities                        20,053            (17,282)          (8,798)          56,099
    Increase (decrease) in other long-term liabilities                (7,141)             5,320           12,709            6,693
    Decrease (increase) in other assets and deferred charges         (32,842)               987            1,636          (22,469)
    Net changes due to/from affiliates                                 5,394                 --               --               --
    Other, net                                                        (3,800)             2,812           (2,808)          (1,242)
                                                                   ---------        -----------        ---------        ---------
  Net cash provided by/(used in) operating activities                 (4,799)           148,325          129,479          177,101
                                                                   ---------        -----------        ---------        ---------
Cash Flows from Investing Activities:
    Capital expenditures                                             (46,271)           (92,853)        (102,894)         (84,498)
    Payments for acquisitions, net of cash acquired                   (6,287)           (89,090)        (252,158)        (246,742)
    Other, net                                                            --                 --               --              559
                                                                   ---------        -----------        ---------        ---------
  Net cash used in investing activities                              (52,558)          (181,943)        (355,052)        (330,681)
                                                                   ---------        -----------        ---------        ---------
Cash Flows from Financing Activities:
    Advances from Grace Chemicals, net                                (1,130)           279,819          106,990          176,849
    Increase in borrowings from affiliates                           513,448                 --               --               --
    Cash dividends paid                                               (8,930)        (2,114,396)              --               --
    Contributed capital from Fresenius AG                            249,005                 --               --               --
    Proceeds on issuance of debt                                      90,334          2,390,607          382,783           33,407
    Payments on debt and capitalized leases                         (951,150)          (338,793)        (269,683)         (36,392)
    Other                                                             (3,589)                --               --               --
                                                                   ---------        -----------        ---------        ---------
  Net cash provided by/ (used in) financing activities              (112,012)           217,237          220,090          173,864
                                                                   ---------        -----------        ---------        ---------
 Effects of changes in foreign exchange rates                           (711)             3,353             (745)          (3,080)
                                                                   ---------        -----------        ---------        ---------

(Decrease) increase in cash and cash equivalents                    (170,080)           186,972           (6,228)          17,204
Cash and cash equivalents at beginning of period                     220,502             33,530           39,758           22,554
                                                                   ---------        -----------        ---------        ---------
Cash and cash equivalents at end of period                         $  50,422        $   220,502        $  33,530        $  39,758
                                                                   =========        ===========        =========        =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $  27,306        $    21,328        $  26,787        $  12,750
    Income taxes                                                         169             23,293           28,637           18,814


               See accompanying Notes to Consolidated Financial Statements

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                                    PREFERRED STOCKS                   COMMON STOCK
                                                              --------------------------        ------------------------
                                                                SHARES           AMOUNT           SHARES          AMOUNT
                                                              ----------        --------        ----------       -------

BALANCE, DECEMBER 1993                                            42,226        $ 25,336        10,268,701       $   103
Net Income                                                            --              --                --            --
Cash Dividends                                                        --              --                --            --
Cumulative foreign currency translation adjustments                   --              --                --            --
Redemption of preferred stock                                    (42,226)        (25,336)               --            --
Increases to advances from Grace Chemicals                            --              --                --            --
                                                              ----------        --------        ----------       -------
BALANCE, DECEMBER 1994                                                --              --        10,268,701           103
Net Income                                                            --              --                --            --
Cumulative foreign currency translation adjustments                   --              --                --            --
Increases to advances from Grace Chemicals                            --              --                --            --
Other adjustments                                                     --              --                --            --
                                                              ----------        --------        ----------       -------
BALANCE, DECEMBER 1995                                                --              --        10,268,701           103
Net Income for 9 months - 1996                                        --              --                --            --
Cumulative foreign currency translation adjustments                   --              --                --            --
Cash dividends to Grace Chemicals for Reorganization                  --              --                --            --
Increases to advances from Grace Chemicals for 9 mos. 1996            --              --                --            --
                                                              ----------        --------        ----------       -------
BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR)                             --              --        10,268,701           103
Excess of purchase price over book value                              --              --                --            --
Adjustment to establish successor basis for Reorganization    89,137,327          16,318        79,731,299        89,897
                                                              ----------        --------        ----------       -------
BALANCE, OCTOBER 1, 1996 (SUCCESSOR)                          89,137,327          16,318        90,000,000        90,000
Cash dividends to Grace Chemicals for Reorganization                  --              --                --            --
Net income for three months ended 12/31/96                            --              --                --            --
Cash dividends on preferred stocks                                    --              --                --            --
Contributed capital from Fresenius USA at 10/1/96                     --              --                --            --
Contributed capital from Fresenius Medical Care, AG                   --              --                --            --
Cumulative foreign currency translation adjustments                   --              --                --            --
                                                              ----------        --------        ----------       -------
BALANCE, DECEMBER 31, 1996 (SUCCESSOR)                        89,137,327        $ 16,318        90,000,000       $90,000
                                                              ==========        ========        ==========       =======


                                                                  CAPITAL IN         RETAINED       CUMULATIVE
                                                                  EXCESS OF          EARNINGS       TRANSLATION    ADVANCES FROM
                                                                  PAR VALUE         (DEFICIT)       ADJUSTMENTS    GRACE CHEMICALS
                                                                -----------          -------        -----------    ---------------

BALANCE, DECEMBER 1993                                          $    15,560        $   315,274        $(2,956)       $   526,675
Net Income                                                               --            102,217             --                 --
Cash Dividends                                                           --             (3,039)            --                 --
Cumulative foreign currency translation adjustments                      --                 --            228                 --
Redemption of preferred stock                                            --                 --             --                 --
Increases to advances from Grace Chemicals                               --                 --             --            205,224
                                                                -----------        -----------        -------        -----------
BALANCE, DECEMBER 1994                                               15,560            414,452         (2,728)           731,899
Net Income                                                               --             96,897             --                 --
Cumulative foreign currency translation adjustments                      --                 --           (398)                --
Increases to advances from Grace Chemicals                               --                 --             --            106,990
Other adjustments                                                        --              5,563             --             (5,563)
                                                                -----------        -----------        -------        -----------
BALANCE, DECEMBER 1995                                               15,560            516,912         (3,126)           833,326
Net Income for 9 months - 1996                                           --             62,881             --                 --
Cumulative foreign currency translation adjustments                      --                 --         (2,653)                --
Cash dividends to Grace Chemicals for Reorganization                     --         (2,114,396)            --                 --
Increases to advances from Grace Chemicals for 9 mos. 1996               --                 --             --            199,905
                                                                -----------        -----------        -------        -----------
BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR)                            15,560         (1,534,603)        (5,779)         1,033,231
Excess of purchase price over book value                          1,696,698                 --             --                 --
Adjustment to establish successor basis for Reorganization         (613,366)         1,534,603          5,779         (1,033,231)
                                                                -----------        -----------        -------        -----------
BALANCE, OCTOBER 1, 1996 (SUCCESSOR)                              1,098,892                  0              0                  0
Cash dividends to Grace Chemicals for Reorganization                 (8,800)                --             --                 --
Net income for three months ended 12/31/96                               --              6,046             --                 --
Cash dividends on preferred stocks                                       --               (130)            --                 --
Contributed capital from Fresenius USA at 10/1/96                   384,248            (67,005)           (34)                --
Contributed capital from Fresenius Medical Care, AG                 249,005                 --             --                 --
Cumulative foreign currency translation adjustments                      --                 --           (801)                --
                                                                -----------        -----------        -------        -----------
BALANCE, DECEMBER 31, 1996 (SUCCESSOR)                          $ 1,723,345        $   (61,089)       $  (835)       $         0
                                                                ===========        ===========        =======        ===========
































                                                                     TOTAL
                                                                    EQUITY
                                                                    ------

BALANCE, DECEMBER 1993                                            $   879,992
Net Income                                                            102,217
Cash Dividends                                                         (3,039)
Cumulative foreign currency translation adjustments                       228
Redemption of preferred stock                                         (25,336)
Increases to advances from Grace Chemicals                            205,224
                                                                  -----------
BALANCE, DECEMBER 1994                                              1,159,286
Net Income                                                             96,897
Cumulative foreign currency translation adjustments                      (398)
Increases to advances from Grace Chemicals                            106,990
Other adjustments                                                           0
                                                                  -----------
BALANCE, DECEMBER 1995                                              1,362,775
Net Income for 9 months - 1996                                         62,881
Cumulative foreign currency translation adjustments                    (2,653)
Cash dividends to Grace Chemicals for Reorganization               (2,114,396)
Increases to advances from Grace Chemicals for 9 mos. 1996            199,905
                                                                  -----------
BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR)                            (491,488)
Excess of purchase price over book value                            1,696,698
Adjustment to establish successor basis for Reorganization                  0
                                                                  -----------
BALANCE, OCTOBER 1, 1996 (SUCCESSOR)                                1,205,210
Cash dividends to Grace Chemicals for Reorganization                   (8,800)
Net income for three months ended 12/31/96                              6,046
Cash dividends on preferred stocks                                       (130)
Contributed capital from Fresenius USA at 10/1/96                     317,209
Contributed capital from Fresenius Medical Care, AG                   249,005
Cumulative foreign currency translation adjustments                      (801)
                                                                  -----------
BALANCE, DECEMBER 31, 1996 (SUCCESSOR)                            $ 1,767,739
                                                                  ===========


           See accompanying Notes to Consolidated Financial Statements

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  THE COMPANY, REORGANIZATION AND BASIS OF PRESENTATION

THE COMPANY

      Fresenius National Medical Care Holdings, Inc., ("FNMC"), formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA") and together with FNMC, (the "Company") was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG (the "Reorganization") which is more fully described hereunder.

      The Company is primarily engaged in (i) providing kidney dialysis services, (ii) manufacturing and distributing products and equipment for dialysis treatment and providing clinical laboratory testing and other medical services, and (iii) providing home infusion therapy, home respiratory and home health services.

THE REORGANIZATION

      The Reorganization, which was effective September 30, 1996, resulted from the culmination of the following transactions: (1) NMC, which was a subsidiary of W. R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2.3 billion and paid a cash dividend of approximately $2.1 billion to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became sibling subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution; (4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York (the "Class D Preferred Stock") for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of Fresenius Medical Care AG ("FMC"), and Fresenius AG's worldwide dialysis business ('FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC. All of the Grace New York (now "FNMC") common stock is held by FMC, while the Class D Preferred Stock (which entitles its shareholders to a contingent dividend based on the consolidated performance of FMC in the years 1997-2001) and other previously issued classes of Grace New York preferred stock remain outstanding.

     Effective October 1, 1996, FMC contributed all of the assets and liabilities of FUSA to FNMC. The contribution of FUSA to FNMC by FMC was accounted for on the cost basis since FUSA was a subsidiary under control of a common parent. These consolidated financial statements include the results of FUSA's operations and cash flows since the inception of the successor basis, October 1, 1996,through December 31, 1996. The statement of cash flows for the three months ended December 31, 1996 (successor basis) excludes the effect of the contribution of FUSA's assets and liabilities, except for the cash balance of $1,838 at October 1, 1996, since the contribution was a non-cash activity.

BASIS OF PRESENTATION

      Basis of Consolidation - Predecessor Basis

      The consolidated financial statements have been prepared as if the Company had operated as an independent, stand alone entity for all periods presented. Such financial statements have been prepared using the historical basis of accounting prior to the Reorganization ("Predecessor") and include all of the assets, liabilities, revenues, expenses and related taxes on income of the Grace New York health care business operated by NMC (the "NMC Business") previously included in the consolidated financial statements of Grace New York and its subsidiaries prior to the Reorganization (the "Grace Consolidated Group"). Consequently, these consolidated financial statements include balances for goodwill and other assets and liabilities related to the NMC Business that were previously included in the financial statements of the Grace Consolidated Group, except that there is no allocation to the NMC Business of Grace Chemicals' borrowings and related interest expense. These consolidated financial statements reflect only the borrowings and interest expense of NMC prior to the Reorganization and interest expense of the Company after the Reorganization. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 55 ("SAB 55"), the financial statements have also been adjusted to include certain expenses incurred by Grace Chemicals on the NMC Business's behalf prior to the Reorganization.

      Because NMC operated as a wholly owned subsidiary of Grace Chemicals, its equity accounts have been combined and presented as Equity. Subsequent to Grace Chemicals' acquisition of NMC, NMC operations were largely funded by means of intercompany accounts with Grace Chemicals. Therefore, Equity also includes intercompany balances due to Grace Chemicals arising from the funding of NMC as well as balances related to transactions and other charges and credits between the NMC Business and Grace Chemicals as more fully presented in the consolidated statement of changes in equity. These consolidated financial statements include equity balances related only to NMC for the periods ended December 31, 1995. Therefore, changes within the equity accounts of Grace New York related to the declaration and payment of dividends to its common and preferred shareholders, the addition of capital contributions and activity related to the granting and exercising of stock options and the purchase of treasury stock have been excluded since such movements related to the entire Grace Consolidated Group and not to the NMC Business on a stand-alone basis.

      These consolidated financial statements do not necessarily indicate the financial position and results of operations that would have occurred if the NMC Business were a stand-alone entity on the dates, and for the periods, indicated.

      Accounting for the Reorganization - Successor Basis

      The issuance of FMC ordinary shares for all of the common stock of NMC has been recorded as an acquisition in accordance with the purchase method of accounting. Accordingly, purchase accounting adjustments recorded by FMC have been "pushed down" to NMC, thus establishing a new basis of accounting at NMC ("Successor"). The purchase price of the acquisition was determined as the average of the mid-points of the ranges of valuation of NMC and FMC, respectively, as assigned by independent financial advisors to Fresenius AG and was approximately $1,152,000. The valuation has been increased for direct costs incurred to consummate the transaction. The excess of the purchase price over the cost of the net identifiable assets acquired at September 30, 1996 of $1,696,698 has been allocated to the fair value of the assets acquired and liabilities assumed with the remaining portion recorded as goodwill.

      The Agreement and Plan for Reorganization also provides for the payment of additional purchase price to the holders of the FNMC Class D Preferred Stock in the form of a dividend, contingent upon the attainment of certain specific consolidated operating results by FMC. Such future dividends, if any, will be recorded as an increase in goodwill.

      In order to properly allocate purchase price to assets acquired, the Company obtained an independent appraisal to fair value all assets of NMC. Accordingly, the carrying values of specifically identified intangible assets and certain tangible assets were adjusted upward by $186,030 and $57,768, respectively, to approximate their fair values.

      The Company has also recorded adjustments to increase liabilities assumed by approximately $123,000 for preacquisition contingencies primarily related to legal settlements and the anticipated costs incurred in the defense of litigation. These adjustments resulted from discussions with the government in March 1997. The Company has provided an estimate of legal costs at the low end of an expected range, but the ultimate costs could be significantly higher. The Company is in discussions with the government regarding the matter discussed in
Note 15. Any difference between any final settlement and the Company's estimate would be adjusted to goodwill, if determined within the allocation period, or charged to income if determined thereafter. In addition, the Company has accrued approximately $50,000 for certain costs related to the closing of certain renal products manufacturing and distribution operations as well as the closing of certain clinics of the Homecare Division. These restructuring costs primarily relate to severance payments and lease commitments. There were no material charges applied to the reserves for preacquisition contingencies or restructuring costs for the three months ended December 31, 1996.

      The statements of cash flows for the three months ended December 31, 1996 ("Successor") and the nine months ended September 30, 1996 ("Predecessor") exclude the push down of the excess of purchase price over cost as it is a non-cash activity.

      All intercompany transactions and balances have been eliminated in consolidation.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities (including disclosed amounts of contingent assets and liabilities) at the dates of the consolidated financial statements and the reported revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

      Cash Equivalents

      Cash equivalents consist of highly liquid instruments with maturities of three months or less when purchased.

      Derivative Financial Instruments

      Forward currency contracts -- Gains and losses on forward currency contracts that are designated and effective as hedges of existing assets, liabilities (including borrowings) and firm commitments are deferred and recorded to net income in the period in which the related transaction is consummated. Gains and losses on other forward currency contracts are recognized at each reporting period.

      Interest rate swaps -- Interest rate agreements that are designated as a hedge of a debt or other long-term obligations are accounted for on an accrual basis. That is, the interest payable and interest receivable under the swaps terms are accrued and recorded as an adjustment to the interest or rent expense of the designated liability or obligations.

      Amounts due from and payable to the counterparties of interest rate swaps are recorded on an accrual basis at each reporting date on amounts computed by reference of the respective interest rate swap contract. Realized gains and losses that occur from the early termination or expiration of contracts are recorded in income over the remaining period of the original swap agreement. Gains and losses arising from the interest differential on contracts that hedge specific borrowings are recorded as a component of interest expense over the life of the contract.

      Revenue Recognition

      Revenues are recognized on the date services and related products are provided/shipped and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third-party payors, including Medicare and Medicaid. The Company establishes appropriate allowances based upon factors surrounding credit risks of specific third party payors, historical trends and other information.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Properties and Equipment

      Properties and equipment are stated at cost. Significant improvements are capitalized; repairs and maintenance costs that do not extend the lives of the assets are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any resulting gain or loss is included in income when the assets are disposed.

      The cost of properties and equipment is depreciated over estimated useful lives on a straight-line basis as follows: buildings--20 to 50 years, equipment and furniture--3 to 10 years, and leasehold improvements--the shorter of the lease term or useful life. For income tax purposes, depreciation is calculated using accelerated methods to the extent permitted.

      Excess of Cost Over the Fair Value of Net Assets Acquired and Other Intangible Assets

      On a successor basis, the Company has adopted the following useful lives and methods to amortize intangible assets: trade name, acute care agreements and goodwill--40 years on a straight-line basis; patient relationships and other intangible assets--over the estimated period to be benefited, generally from 5 to 6 years.

On a predecessor basis, the Company had adopted the following useful lives and methods to amortize intangible assets: goodwill - 40 years on a straight - line basis; patient relationships and other intangible assets - over the estimated period to be benefited, generally from 7 to 25 years; and certain contractual arrangements - over the life of the agreements on a straight-line basis.

      Other Assets

      In 1995, FUSA completed construction of a dialyzer plant addition to its manufacturing facility in Ogden, Utah. Included in other assets at December 31, 1996 are $6,104 (net of accumulated amortization of $2,054) of validation costs incurred to qualify the products and the associated manufacturing processes for approval by the U.S. Food and Drug Administration. Such costs are being amortized on a straight-line basis over an estimated useful life of 3 years from commencement of manufacturing.

      Impairment

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews the carrying value of its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers various valuation factors including discounted cash flows, fair values and replacement costs to assess any impairment of goodwill and other long lived assets.

      Foreign Currency Translation

      The Company follows the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The local currency, in all locations other than Ireland and Mexico, is considered to be the functional currency. As a result, the balance sheets of the Company's foreign operations, other than Ireland and Mexico, are translated at the current exchange rate and statements of earnings are translated at the average exchange rate for the applicable period. Management has determined that the functional currency of the Company's Irish and Mexican manufacturing plants is the U.S. dollar since the majority of their transactions are effected in U.S. dollars. Assets and liabilities of the Company's Irish and Mexican manufacturing plants are translated at the current exchange rate, except that properties and equipment and inventory are translated at historical exchange rates. Statements of earnings items are translated at average rates of exchange prevailing during the period, except that depreciation is translated at historical rates.

      On a successor basis, net exchange (gains)/losses resulting from the translation of the Irish and Mexican manufacturing plant financial statement amounted to $88 for the three months ended December 31, 1996. On a predecessor basis, similar exchange (gains)/losses amounted to ($34), $595, and $234 for the nine months ended September 30, 1996, and years ended 1995, and 1994 respectively. All amounts are included in general and administrative expenses.

      Income Taxes

      Income tax expense and certain other tax-related information included in these consolidated financial statements have been calculated as if the Company were a stand-alone taxpayer.

      Deferred income taxes are provided for temporary differences between the reporting of income and expense for financial reporting and tax return purposes. Deferred tax liabilities or assets at the end of each period are determined using the tax rates then in effect for the periods when taxes are actually expected to be paid or recovered. Accordingly, income tax expense provisions will increase or decrease in the period in which a change in tax rates is enacted.

      Research and Development

      Research and development costs are expensed as incurred.

      Earnings per Share

      Primary earnings per share is computed on the basis of the weighted average number of common shares outstanding.

NOTE 3.  ACQUISITIONS

      The Company acquired certain health care facilities for a total consideration of $5,847 for the three months ended December 31, 1996 on a successor basis and $91,737 for the nine months ended September 30, 1996, and $252,753 in 1995, and $248,123 in 1994 on a predecessor basis. These acquisitions have been accounted for as purchase transactions and, accordingly, are included in the results of operations from the dates of acquisition. The excess of the total acquisition costs over the fair value of tangible net assets acquired was $4,575 for the three months ended December 31, 1996 on a successor basis and $81,189 for the nine months ended September 30, 1996, and $215,837 in 1995, and $210,845 in 1994 on a predecessor basis.

      Had the acquisitions that occurred during the three months ended December 31, 1996 been consummated on October 1, 1996, unaudited proforma net revenues for the three months ended December 31, 1996 would have been $631,568 on a successor basis. On a predecessor basis had the acquisitions that occurred during the nine months ended September 30, 1996 been consummated on January 1, 1995 unaudited proforma net revenues would have been $1,628,774 for the nine months ended September 30, 1996, and $1,514,346 for the year ended December 31, 1995. Unaudited pro forma net earnings would have been $7,092 for the three months ended December 31, 1996 on a successor basis and $60,386 for the nine months ended September 30, 1996, and $69,024 for the year ended 1995 on a predecessor basis.

      On a predecessor basis, had the acquisitions that occurred during the year ended December 31, 1995 been consummated on January 1, 1994, unaudited pro forma net revenues for 1995 and 1994 would have been $2,102,157 and $1,943,317, respectively, and unaudited pro forma net earnings would have been $113,676 and $110,706, respectively.

      Subsequent to year end 1996 the Company entered into an agreement to acquire the assets of Neomedica, Inc. ("Neomedica") at a cost of approximately $87,000. Neomedica had net revenues of $43,408 and net income of $5,339 for the year ended September 30, 1996.

NOTE 4.  OTHER BALANCE SHEET ITEMS

                                                            SUCCESSOR    PREDECESSOR
                                                            ---------    -----------
                                                                 DECEMBER 31,
                                                            ----------------------
                                                               1996         1995
                                                            ---------     --------
Inventories
  Raw materials                                             $  41,659     $  9,023
  Manufactured goods in process                                11,837        3,035
  Manufactured and purchased inventory available for sale      64,156       32,980
                                                            ---------     --------
                                                              117,652       45,038
  Health care supplies                                         35,828       27,453
                                                            ---------     --------
      Total                                                 $ 153,480     $ 72,491
                                                            =========     ========

Under the terms of certain unconditional purchase commitments, the Company is obligated to purchase raw materials during 1997 amounting to $75,021.

Other Current Assets
  Miscellaneous accounts receivable                        $   56,215     $ 20,984
  Deposits and prepaid expenses                                30,692       30,851
                                                           ----------     --------
      Total                                                $   86,907     $ 51,835
                                                           ==========     ========

Excess of Cost Over the Fair Value of Net Assets Acquired and
  Other Intangible Assets
  Goodwill, less accumulated amortization of $18,667(successor)
    and $54,236 (predecessor)                                             $2,523,202       $597,486
  Patient relationships, less accumulated amortization of $5,088
    (successor) and $106,169 (predecessor)                                   117,616        122,863
  Other intangible assets, less accumulated amortization of $14,178
    (successor) and $87,239 (predecessor)                                    417,139        234,462
                                                                          ----------       --------
      Total                                                               $3,057,957       $954,811
                                                                          ==========       ========

Accrued Liabilities
  Accrued salaries and wages                                              $   51,817       $ 31,970
  Accrued physician compensation                                              16,358         22,460
  Accounts receivable credit balances                                         39,334         37,084
  Accrued operating expenses                                                  36,206         38,378
  Accrued insurance                                                           60,737         53,124
  Accrued bonus and incentive compensation                                    11,868         11,391
  Accrued interest                                                            30,001         13,346
  Accrued legal and compliance costs                                         115,651          1,335
  Accrued restructuring                                                       39,413              0
  Other                                                                       19,855         11,683
                                                                          ----------       --------
      Total                                                               $  421,240       $220,771
                                                                          ==========       ========


      Accounts receivable credit balances principally reflect overpayments from third party payors in the process of repayment.

NOTE 5.  SALE OF ACCOUNTS RECEIVABLE

      During 1991, NMC entered into a non-recourse agreement to sell up to $180,000 of an undivided interest in a designated pool of accounts receivable. In September 1996, the agreement was amended to increase the level of undivided interest which could be sold up to $200,000. At December 31, 1996 and 1995, $148,000 and $179,793 had been received pursuant to such sales; these amounts are reflected as reductions to accounts receivable. Under the terms of the agreement, new interests in accounts receivable are sold as collections reduce previously sold accounts receivable. If certain accounts receivable in the pool prove to be uncollectible, other accounts receivable are submitted (to the extent available). The costs related to such sales are expensed as incurred and recorded as interest expense and related financing costs.
There were no gains or losses on these transactions.

NOTE 6.  DEBT

      Long-term debt to outside parties consists of:

                                                               SUCCESSOR      PREDECESSOR
                                                              ----------      -----------
                                                                      DECEMBER 31,
                                                              -------------------------
                                                                 1996             1995
                                                              ----------       --------
Credit Agreement                                              $1,411,000       $     --
Third-party debt, primarily bank borrowings at variable
  interest rates (3% -14%) with various maturities                57,101        207,004
                                                              ----------       --------
                                                               1,468,101        207,004
Less amounts classified as current                                47,142        179,101
                                                              ----------       --------
                                                              $1,420,959       $ 27,903
                                                              ==========       ========

      Immediately prior to the Reorganization, NMC entered into a credit agreement with a group of banks (collectively, the "Lenders"), pursuant to which the Lenders made available to NMC and certain specified subsidiaries and affiliates an aggregate of $2,500,000 through three credit facilities (collectively, the "NMC Credit Facility"); (i) a revolving credit facility of up to $1,000,000 for up to seven years (of which up to $250,000 is available for letters of credit, up to $450,000 is available for borrowings in certain non-U.S. currencies, up to $30,000 is available as swing lines in U.S. dollars and up to $20,000 is available as swing lines in certain non-U.S. currencies) ("Facility 1"); (ii) a term loan facility of $1,000,000 for up to seven years ("Facility 2"); and (iii) a term loan facility of $500,000 for up to two years ("Facility 3").

      Loans under the NMC Credit Facility bear interest at one of the following rates, at either (i) LIBOR plus an applicable margin or (ii) a base rate equal to the sum of (1) the higher from time to time of (A) the prime rate of NationsBank, N.A. or (B) the federal funds rate plus 0.50% and (2) an applicable margin. A fee is payable to the Lenders equal to a percentage per annum (initially 0.375%) of the portion of the NMC Credit Facility not used.

      No scheduled principal payments are due under the NMC Credit Facility for the first 24 months of its term. Thereafter, principal payments of $500 million on Facility 3 are due at the end of the second year; principal payments are due in equal quarterly installments aggregating $180,000 in the fourth year; $200,000 in the fifth year; $200,000 in the sixth year; $200,000 in the seventh year, together with an additional payment of $220,000 at the end of the seventh year. In addition to the foregoing scheduled principal payments, the NMC Credit Facility will be reduced by certain portions of the net cash proceeds from certain sales of assets, sales of accounts receivable and the issuance of subordinated debt and equity securities. All payments outstanding under Facility 1 are due and payable at the end of the seventh year. Prepayments are permitted at any time without penalty, except in certain defined periods. The NMC Credit Agreement contains customary affirmative and negative covenants with respect to the Company, NMC and its subsidiaries.

      In November, 1996 Facility 3 was fully repaid by the Company, primarily using borrowings from affiliates. At December 31, 1996 the Company had available to it $372 million of additional borrowing capacity under the NMC Credit Facility.

      The Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and was partially guaranteed at inception by Grace Chemicals. The guarantee of Grace Chemicals was released in November 1996 upon the receipt of an unconditional joint and several guarantee by FMC and certain material subsidiaries of FMC of the Credit Agreement.

      In connection with the purchase of certain assets, FUSA entered into a term loan agreement with a commercial bank to borrow $25,000 at an interest rate of 5.68% per annum. The loan is repayable in annual installments of $6,250 through February 1998. The loan is guaranteed by Fresenius.

      In consideration of proprietary technology acquired, FUSA issued a note payable due in annual installments of $2,500 through 1998. The obligation has been recorded at its net present value using an imputed interest rate of 5.68%. The note is secured by a standby letter of credit expiring March 31, 1998, totaling $10,000. FUSA pays a commitment fee of 0.5% per annum on the outstanding letter of credit.

      Non current borrowings from affiliates consists of:

                                                                         1996
                                                                       --------
Fresenius Medical Care AG non-current borrowings primarily at a
  fixed interest rate of 9.25%.                                        $359,995
Fresenius Medical Care AG deutsche mark denominated at variable
  interest rates approximating 5%.                                      153,424
Other                                                                     3,467
                                                                       --------
                                                                        516,886

Less amounts classified as current                                       12,193
                                                                       --------
                                                                       $504,693
                                                                       ========

      Scheduled maturities of long-term debt and non-current borrowings from affiliates are as follows:

      1997                                                 $   59,335
      1998                                                    162,799
      1999                                                     45,247
      2000                                                    185,000
      2001                                                    200,000
      2002 and beyond                                       1,332,606
                                                           ----------
         Total                                             $1,984,987
                                                           ==========

NOTE 7.  INCOME TAXES


      Earnings (losses) before income taxes are as follows:




                   SUCCESSOR                       PREDECESSOR
                  ------------    ----------------------------------------------
                  THREE MONTHS     NINE MONTHS    TWELVE MONTHS    TWELVE MONTHS
                     ENDED            ENDED           ENDED            ENDED
                  DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,     DECEMBER 31,
                      1996            1996             1995             1994
                  ------------    ------------     -----------   --------------
Domestic             $12,945       $ 154,878        $ 237,225        $ 247,488
Foreign                2,016         (25,795)         (31,712)         (33,049)
                     -------       ---------        ---------        ---------
      Total          $14,961       $ 129,083        $ 205,513        $ 214,439
                     =======       =========        =========        =========


   The provision for income taxes was as follows:


                                    SUCCESSOR                        PREDECESSOR
                                   ------------   ----------------------------------------------
                                   THREE MONTHS    NINE MONTHS    TWELVE MONTHS    TWELVE MONTHS
                                      ENDED           ENDED           ENDED            ENDED
                                   DECEMBER 31,   SEPTEMBER 30,    DECEMBER 31,     DECEMBER 31,
                                       1996           1996             1995             1994
                                   -----------    ------------     ------------     ------------
Current tax (benefit) expense
  Federal                            $ 2,960        $ 56,100        $  91,012        $  90,557
  State                                  861          15,183           23,271           26,526
  Foreign                               (606)          3,187            5,361            4,714
                                     -------        --------        ---------        ---------
      Total current                    3,215          74,470          119,644          121,797

Deferred tax (benefit) expense
  Federal                              4,959          (7,235)          (9,287)          (4,867)
  State                                  741          (1,033)          (3,271)          (4,725)
  Foreign                                 --              --            1,530               17
                                     -------        --------        ---------        ---------
      Total deferred                   5,700          (8,268)         (11,028)          (9,575)
                                     -------        --------        ---------        ---------
      Total provision                $ 8,915        $ 66,202        $ 108,616        $ 112,222
                                     =======        ========        =========        =========

      Deferred tax liabilities (assets) are comprised of the following:

                                                    SUCCESSOR        PREDECESSOR
                                                    ---------        -----------
                                                           DECEMBER 31,
                                                       1996             1995
                                                    ---------        ---------
Allowance for doubtful accounts                     $ (36,464)       $ (35,365)
Insurance liability                                    (7,524)         (15,220)
Legal liability                                       (46,212)              --
Restructuring reserves                                 (5,614)              --
Deferred and incentive compensation                   (22,937)         (17,072)
Pension and benefit accruals                          (13,107)          (4,061)
Accrued interest                                       (2,838)          (4,792)
Inventory reserves                                     (3,403)          (7,600)
General reserves                                      (17,390)          (1,006)
Other temporary differences                            (5,421)              --
Loss carryforwards                                    (31,723)         (19,500)
                                                    ---------        ---------
      Gross deferred tax assets                      (192,633)        (104,616)
Deferred tax assets valuation allowance                29,733           19,500
                                                    ---------        ---------
      Deferred tax assets                            (162,900)         (85,116)
                                                    ---------        ---------
Depreciation and amortization                         195,439           50,830
Other temporary differences                                --            1,203
                                                    ---------        ---------
      Gross deferred tax liabilities                  195,439           52,033
                                                    ---------        ---------
      Net deferred tax liabilities (assets)         $  32,539        $ (33,083)
                                                    =========        =========

      The provision for income taxes for the three months ended December 31, 1996 and for the periods prior to the Reorganization of the Company as described in Note 1 differed from the amount of income taxes determined by applying the applicable statutory Federal income tax rate to pretax earnings as a result of the following differences:

                                                    SUCCESSOR                      PREDECESSOR
                                                   ------------    --------------------------------------------
                                                   THREE MONTHS     NINE MONTHS   TWELVE MONTHS   TWELVE MONTHS
                                                      ENDED            ENDED          ENDED           ENDED
                                                   DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                                       1996            1996            1995            1994
                                                   ------------    ------------    ------------    ------------
Statutory federal tax rate                             35.0%           35.0%           35.0%           35.0%
State income taxes, net of Federal tax benefit          7.0             7.1             6.3             6.6
Amortization of goodwill                               28.2             0.9             2.0             3.3
Foreign goodwill impairment                              --              --              --             4.5
Foreign losses and taxes                               (3.0)            7.7             2.4             0.6
Change in valuation allowance                          (4.3)            0.0             6.3             2.0
Other                                                  (3.3)            0.6             0.9             0.3
                                                       ----            ----            ----            ----
Effective tax rate                                     59.6%           51.3%           52.9%           52.3%
                                                       ====            ====            ====            ====



     The net changes in the valuation allowance for deferred tax assets were $10,233, $0, $13,033, and $4,257, for the three months ended December 31, 1996, the nine months ended September 30, 1996, and the twelve months ended December 31, 1995, and 1994 respectively. These increases relate to loss carryforwards of certain foreign subsidiaries, and for the three month period ended December 31, 1996, U.S. loss carryforwards of FUSA for which related deferred tax benefits are not expected to be utilized.

      At December 31, 1996, there were approximately $70,372 of foreign net operating losses, the majority of which are not subject to an expiration period. There was also a net operating loss carryforward of approximately $42,098 in the U.S. attributable to FUSA. These net operating losses expire in varying amounts beginning in 1997 through 2010. The ability of the Company to use the carryforwards to offset taxes on its future income is also subject to Internal Revenue Code Section 382 and consolidated return loss limitations.

      Provision has not been made for additional federal, state, or foreign taxes on $9,765 of undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be, reinvested. The earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. The Company estimates that the distribution of these earnings would result in $3,872 of additional foreign withholding and federal income taxes.

NOTE 8.  PROPERTIES AND EQUIPMENT

                                                     SUCCESSOR        PREDECESSOR
                                                     ---------        -----------
                                                            DECEMBER 31,
                                                     ----------------------------
                                                        1996             1995
                                                     ---------        ---------
Land and improvements                                $   6,640        $   8,167
Buildings                                               54,784           28,033
Capitalized lease property                              18,776           13,098
Leasehold improvements                                 128,449          161,282
Equipment and furniture                                363,581          389,626
Construction in progress                                14,859           15,743
                                                     ---------        ---------
                                                       587,089          615,949
Accumulated depreciation and amortization              (61,101)        (238,621)
                                                     ---------        ---------
Properties and equipment, net                        $ 525,988        $ 377,328
                                                     =========        =========

      Depreciation and amortization expense relating to properties and equipment amounted to $27,621 for the three months ended December 31, 1996 on a successor basis, and $53,509, $62,686 and $53,011 for the nine months ended September 30, 1996, and years ended 1995, and 1994 respectively, on a predecessor basis.

      Included in property, plant and equipment as of December 31, 1996, was $12,770 of peritoneal dialysis cycler machines which the Company leases to customers with end-stage renal disease on a month-to-month basis and $2,911 of hemodialysis machines which the Company leases to physicians under operating leases. Rental income for the peritoneal dialysis cycler machines was $467, for the three months ended December 31, 1996. Identification of the rental income from the Company's leasing of hemodialysis machines is not practicable as the Company's return on the machines is received through contractual arrangements whereby a premium is charged for other support equipment sold during the life of the lease.

  Leases

      In March 1995, FUSA entered into a sale and leaseback arrangement with a bank which covers the sale by FUSA of approximately $19,000 of certain new equipment of FUSA's dialyzer manufacturing facility at its Ogden, Utah plant to the bank, and the leaseback of the equipment under a four year operating lease that has renewal options and a purchase option at fair market value. Although the rent payments on the lease are variable based on the three-month LIBOR, FUSA has effectively fixed its rent expense through the use of interest rate swap agreements (see Note 13). In December 1995, an additional $8,000 of similar new equipment which was sold and leased back under the above referenced four-year renewable lease. If FUSA elects not to purchase the equipment or renew the lease at the end of the lease term, FUSA will be obligated to pay a termination fee of up to $20,250, to be offset by sales proceeds from FUSA remarketing the equipment.

    Future minimum payments under noncancelable leases (principally for clinics and offices) as of December 31, 1996 are as follows:

                                                OPERATING    CAPITAL
                                                 LEASES      LEASES      TOTAL
                                                 ------      ------      -----
1997                                            $ 45,138     $11,462    $ 56,600
1998                                              37,960       9,657      47,617
1999                                              30,420       6,692      37,112
2000                                              23,470       1,875      25,345
2001                                              17,610         328      17,938
2002 and beyond                                   41,235       1,083      42,318
                                                --------     -------    --------
Total minimum payments                          $195,833     $31,097    $226,930
                                                ========                ========
Less interest and operating costs                              4,722
                                                             -------
Present value of minimum lease payments
  ($9,128 payable in 1997).                                  $26,375
                                                             =======

      Rental expense for operating leases was $25,678 for the three months ended December 31, 1996 on a successor basis and $66,864, for nine months ended September 30, 1996, $80,356 in 1995 and $56,712 in 1994, on a predecessor basis. Amortization of properties under capital leases amounted to $465 for the three months ended December 31, 1996 on a successor basis and $629, $2,872, and $1,005 for the nine months ended September 30, 1996, and the years ended 1995 and 1994, respectively, on a predecessor basis.

      Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expenses. Options to purchase are also included in some lease agreements, particularly capital leases.

NOTE 9.  IMPAIRMENT OF ASSETS AND RESTRUCTURING COSTS

     During the year ended December 31, 1994, the Company reviewed its investment in its German renal products manufacturing facilities and determined that goodwill resulting from this 1993 acquisition was permanently impaired. Accordingly, a charge of $27,441 was recorded during the fourth quarter to reflect this impairment. During 1995, following several periods of operating losses, management decided to discontinue its German dialysis machine manufacturing operation and therefore reviewed the carrying value of its related investment. This review indicated that its investment was permanently impaired. Such impairment was recognized one year after the acquisition after the discovery that misrepresentations were made by the seller. Management considered the future cash flows resulting from the use of the related assets and determined that the entire carrying value of such assets, amounting to $7,313, should be written off. In addition, as a result of this decision, a charge of $5,000 was recorded in 1995, comprising inventory write-offs, employee termination benefits and grant repayments. The charge in respect of employee termination benefits amounted to $910 for the year ended December 31, 1995 and primarily represents severance pay and other benefits associated with the termination of all remaining 35 employees.

     Similarly, during 1995 the Company recorded a charge of $16,610, after management decided to cease its investment in the polysulfone dialyzer development operations in Ireland. As a result, the carrying value of the fixed assets used in developing the new dialyzer product line of $10,690, was fully written off and accruals in the amount of $5,920 for employee termination benefits, inventory adjustments, grant repayments and other items were made. Employee termination benefits amounted to $716 for the year ended December 31, 1995 and were primarily in respect of statutory and voluntary termination payments associated with the termination of 17 employees. The Company has decided to terminate all operations in Ireland. The last day of production was February 14, 1997 and the facility is in the process of being closed.

      Through December 31, 1996, the Company has recorded payments and other charges against its restructuring reserves totaling $7,913.

NOTE 10.  EMPLOYEE INCENTIVES

  Long Term Incentive Programs

      On a predecessor basis, Grace New York had established long-term incentive programs under which certain key executives of NMC were eligible to receive payments based upon the cumulative earnings before interest and taxes of NMC, and, in the case of one executive, the Grace Consolidated Group and the total shareholder return on the Company's common stock over three-year periods. Provisions for the incentive pools were made annually and awards are paid to participants at the end of each three-year period. These programs were terminated as of the effective date of the Reorganization and payments under these programs will be made in 1997 and 1998. The earnings for nine months 1996, and twelve months 1995 and 1994 included charges of $6,584, $13,000, and $3,500 respectively for costs associated with these programs.

      NMC also had, on a predecessor basis, an additional long-term incentive program for key executives which was terminated as of the effective date of the Reorganization. Under the terms of the program, payments were to be made at the end of each five-year period commencing in 1994 and ending in 1998 based on a multiple of the average earnings before interest and taxes of NMC, as adjusted. The earnings for the nine months ended September 30, 1996, and the twelve months ended December 31, 1995 and 1994 included (credits)/charges of ($1,500), $2,914 and $3,266 respectively for costs associated with this program.

  Annual Incentive Compensation Plan

      NMC has an annual incentive compensation plan under which key employees of NMC are eligible to receive bonuses if certain corporate objectives are attained. Normally, awards will not exceed 20% of the eligible employee's base compensation, but discretionary awards for outstanding contributions are authorized under the plan. Awards under the plan totaled $385, $2,931 and $5,890 for the nine months ended September 30, 1996, and twelve months ended December 31, 1995 and 1994, respectively.

NOTE 11.  DEFINED BENEFIT PLANS

      Defined Benefit Pension Plans

      Substantially all domestic employees are covered by NMC's non-contributory, defined benefit pension plan. Each year NMC contributes at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of publicly traded common stock, fixed income securities and cash equivalents.

      Total pension expense includes the following components:

                                            SUCCESSOR                         PREDECESSOR
                                           ------------     -----------------------------------------------
                                           THREE MONTHS      NINE MONTHS    TWELVE MONTHS     TWELVE MONTHS
                                              ENDED             ENDED           ENDED             ENDED
                                           DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,      DECEMBER 31
                                               1996             1996             1995             1994
                                           ------------     -------------    ------------     ---------------
Service cost--benefits earned during
  the period                                 $ 1,678          $ 5,035          $ 3,649          $ 5,495
Interest cost on projected benefit
  obligation                                   1,021            3,063            2,891            2,829
Actual return on plan assets                  (1,103)          (3,309)          (3,721)          (3,873)
Net amortization and deferral                     --             (194)            (557)            (557)
                                             -------          -------          -------          -------
Net pension expense                          $ 1,596          $ 4,595          $ 2,262          $ 3,894
                                             =======          =======          =======          =======

      The funded status of NMC's plan is as follows:

                                                             SUCCESSOR     PREDECESSOR
                                                             ---------     -----------
                                                                   DECEMBER 31,
                                                             -------------------------
                                                               1996           1995
                                                             --------       --------
Actuarial present value of:
  Vested benefit obligation                                  $ 42,126       $ 32,800
  Nonvested benefit obligation                                  4,809          3,540
                                                             --------       --------
Accumulated benefit obligation                               $ 46,935       $ 36,340
                                                             ========       ========

  Projected benefit obligation                               $(63,260)      $(49,271)
  Plan assets at fair value                                    54,218         43,760
                                                             --------       --------
  Projected benefit obligation in excess of plan assets        (9,042)        (5,511)
  Unrecognized prior service cost                                  --           (224)
  Unrecognized net (gain) loss                                 (6,244)         6,656
  Unamortized net transition asset                                 --         (3,071)
                                                             --------       --------
  Accrued pension cost                                       $(15,286)      $ (2,150)
                                                             ========       ========

      The projected benefit obligation was determined using an assumed discount rate of 7.50% in 1996 and 7.25% in 1995, and an assumed long-term average rate of compensation increase of 5% in 1996 and 1995. The assumed long-term rate of return on plan assets was 9.0% and 1996 and 1995.

      NMC also sponsors a supplemental executive retirement plan to provide certain key executives with benefits in excess of normal pension benefits. The projected benefit obligation was $2.4 million at December 31, 1996. Pension expense for this plan, for the three months ended December 31, 1996 was $106 on a successor basis, and $319 for the nine months ended September 30, 1996, on a predecessor basis.

      NMC does not provide any postretirement benefits to its employees other than those provided under its pension plan and supplemental executive retirement plan.

      Defined Contribution Plans

      NMC's employees are eligible to join NMC's 401 (k) Savings Plan once they have achieved a minimum of one year of service and if they have more than 900 hours of service before their one year anniversary date. Under the provisions of the 401 (k) plan, employees are allowed to contribute up to 16% of their salaries. NMC contributes 50% of their savings up to 4% of saved pay. NMC's total contributions for the three months ended December 31, 1996 and nine months ended September 30, 1996 amounted to $1,204 and $3,428, respectively.

      FUSA employees are eligible to join FUSA's 401 (k) Savings Plan once they have achieved a minimum of one year of service, 1000 hours of service and attained the age of 18. Under the provisions of FUSA's 401 (k) Savings Plan, FUSA contributes 2% of eligible employee base salary to the FUSA 401 (k) Plan. FUSA's obligation to the FUSA 401 (k) Savings Plan was approximately $217 for the three months ended December 31, 1996.

NOTE 12.  EQUITY

Preferred Stock-Successor Basis

At December 31, 1996, the components of FNMC's preferred stocks as presented in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Equity are as follows:

Preferred Stocks, $100 par value

       - 6% Cumulative (1); 40,000 shares authorized; 36,460 outstanding              $3,646
       - 8% Cumulative Class A (2); 50,000 shares authorized; 16,176 outstanding       1,618
       - 8% Noncumulative Class B (2); 40,000 shares authorized; 21,483 outstanding    2,148
                                                                                      ------
                                                                                      $7,412
                                                                                      ------

Preferred Stocks, $.10 par value

       - Noncumulative Class D;' 100,000,000 shares authorized; 89,061,590 outstanding     8,906
                                                                                         -------
              Total Preferred                                                            $16,318
                                                                                         =======

(1) 160 votes per share

(2) 16 votes per share

  Stock Options - Predecessor Basis

      On a predecessor basis, stock options were granted under the stock incentive plans of companies within the Grace Consolidated Group. At September 30, 1996, options for 6,740,450 shares were outstanding with an average exercise price of $30.12 (of which 4,726,562 were exercisable) and 7,000,000 shares were available for additional grants. As of the date of the Reorganization, all outstanding Grace New York stock options were, in the case of NMC employees, converted to FMC stock options and, for non-NMC personnel, converted into Grace Chemical stock options. Accordingly, there are no outstanding stock options on FNMC common stock.

NOTE 13.  FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

      At December 31, 1996 and 1995, the carrying value of financial instruments such as cash, cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximated their fair values, based on the short-term maturities of these instruments. At December 31, 1995, the fair value of long-term debt which approximated carrying value was determined based on expected future cash flows, discounted at market interest rates. At December 31, 1996 the fair value of long term debt approximated its carrying value due to the short period the debt had been outstanding.

  Foreign Currency Contracts

      Beginning in 1995, NMC financed working capital requirements for its Portuguese operations by means of borrowings denominated in currencies other than the operational currency. NMC hedges its exposure to the foreign exchange risk associated with these borrowings through the use of forward purchase contracts, whereby NMC contracts with the same counterparty as the original borrowing to purchase the currency in which the loan is denominated and sells the operational currency with a maturity date equivalent to the maturity date of the underlying borrowings. The value of these borrowings and associated forward exchange contracts at December 31, 1995 and 1994 amounted to approximately $48,000 and $14,000, respectively. Management estimates that these transactions had a favorable impact on NMC's net interest expense for the year ended December 31, 1995 and 1994 of $288 and $24, respectively. Forward purchases of foreign currency are used solely to manage exposure to fluctuations in foreign currency rates. The carrying value at December 31, 1995, which equaled fair value based on exchange rates at December 31, 1995 and 1994 was a liability of $1,078 and $127, respectively.

      The Company uses foreign exchange contracts as a hedge against foreign exchange risks associated with the settlement of foreign currency denominated payables and firm commitments. At December 31, 1996, the Company had purchased foreign exchange contracts for the sale of currencies for Deutsche Marks of $48,400. In total, the fair value of the Company's foreign exchange contracts is less than $1 million.

  Interest Rate Swap Agreements

      At December 31, 1996, FUSA had interest rate swap agreements outstanding with a commercial bank for notional amounts of $17,400 and $7,634. The agreements effectively change FUSA's interest rate exposure on its operating lease payments to a fixed rate of 8.02%. The interest rate swap agreements outstanding as of December 31, 1996 expire in March 1999. While neither the Company nor FUSA anticipates nonperformance by counterparties, FUSA is exposed to credit loss in the event of non-performance by the other parties to the interest swap agreements.

      The fair value of the interest rate swaps is the estimated amount that FUSA would receive or pay to terminate the swap agreements. This estimate is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Credit Risk

      The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. As of December 31, 1996, the Company's credit exposure was insignificant and limited to the fair value stated above; the Company believes the risk of incurring losses due to credit risk is remote.

  Market Risk

      Exposure to market risk on financial instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The mark-to-market valuations of foreign currency agreements and of associated underlying exposures are closely monitored at all times. The Company uses portfolio sensitivities and stress tests to monitor risk. Overall financial strategies and the effects of using derivatives are reviewed periodically.

NOTE 14.  RELATED PARTY TRANSACTIONS AND ALLOCATIONS

PREDECESSOR BASIS

  Cash

      NMC utilized Grace Chemicals' centralized cash management services prior to the Reorganization. Under such service arrangements, excess domestic cash generated by NMC was invested centrally by Grace Chemicals. Additionally, disbursing operations were funded centrally by Grace Chemicals.

  Corporate Services

      In accordance with SAB 55, Grace Chemicals allocated a portion of its domestic corporate expenses to its business units, including NMC. These expenses have included management and corporate overhead; benefit administration; risk management/insurance administration; tax and treasury/cash management services; environmental services; litigation administration services; and other support and executive functions. Allocations and charges were based on either a direct cost pass through or a percentage allocation for such services provided based on factors such as net sales, management time, or headcount. Such allocations and charges totaled $5,322, $13,782 and $10,853 for the nine months ended September 30, 1996 and for the years ended December 31, 1995 and 1994, respectively.

      Domestic research and development expenses of Grace Chemicals related to NMC's business and allocated to NMC in accordance with SAB 55 totaled $0, $15,942 and $21,751 for the nine months ended September 30, 1996, and for the years ended December 31, 1995 and 1994, respectively.

      Management believes that the basis used for allocating corporate services was reasonable and that the terms of these transactions would not materially differ from those that would result from transactions among unrelated parties.

      Grace Chemicals also charged NMC for its share of domestic workers' compensation, employee life, medical and dental, and other general business liability insurance premiums and claims which were handled by Grace Chemicals on a corporate basis. These charges have been based on NMC's actual and expected future experience, including actual payroll expense, and totaled $13,314, $34,781 and $41,871 for the nine months ended September 30, 1996, and for the years ended December 31, 1995 and 1994, respectively, and have been included in either cost of health care services or general and administrative expenses, depending upon the nature of the employee's or insured asset's function.

SUCCESSOR BASIS

Financial Support

      Prior to the Reorganization, Fresenius AG provided substantial financial support to FUSA, a majority owned entity included within FWD. This support included guarantees of letters of credit in connection with FUSA's previously outstanding industrial revenue bonds, providing credit support to assist in securing lines of credit participating in and assisting with foreign exchange contracts as well as various miscellaneous general management assistance.

Note Payable to Fresenius North America

      In 1991, FUSA used the $11,900 proceeds from the exercise of stock options by Fresenius AG to reduce its original indebtedness to Fresenius North America, Inc. ("FNA"), a wholly owned subsidiary of

Fresenius AG, from $19,774 to $7,874. During 1992, FUSA issued additional shares of common stock to Fresenius AG for $7,600, the proceeds of which were used to further reduce FUSA's note payable to FNA. The balance outstanding on the note payable to FNA was $274 at December 31, 1996.

Other

      FUSA provides various administrative services and advances to Fresenius Pharma U.S.A., Inc. ("Fresenius Pharma"), another wholly-owned subsidiary of Fresenius.

      Pursuant to a series of agreements with Seratonics, Inc. ("Seratonics") and Andersen Group, Inc. entered into in 1985 and extended an amended in 1995. FUSA manages, and acts as sole distributor for the dialyzer reuse business of Seratonics. These arrangements required FUSA to make minimum net payments of $100 per year to Seratonics through February 1995, and starting in March 1995 required FUSA to make minimum payments of $50 per quarter through February 29, 2000. As of February 1995, FUSA has the right to acquire the assets and liabilities of the dialyzer reuse business for a nominal purchase price and, if it exercises this option, its obligation to make the quarterly payments discussed above ends. During 1994 FUSA, as distributor, purchased dialyzer reuse systems and supplies from Seratonics for an aggregate purchase price of approximately $1,600. The results of operations and the assets and liabilities of the Seratonics' reuse business are included in FUSA's combined financial statements. The President and Chief Executive Officer of FUSA is also the President and Chief Executive Officer of Seratonics. A former director of FUSA is the President of Andersen Group, Inc. which owns a majority of the outstanding capital stock of Seratonics. A portion of the salary of the President and Chief Executive Officer of FUSA is paid each year by Seratonics.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

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

        Were events to violate the tax free nature of the Reorganization, the resulting tax liability would be the obligation of FNMC. Subject to representations by Grace Chemicals, FNMC and Fresenius AG, Grace Chemicals has agreed to indemnify FNMC for such a tax liability. Were FNMC not able to collect on the indemnity, the tax liability would have a material adverse effect on the financial position of FNMC and the results of its operations.

  OIG Investigative Subpoenas

      In October 1995, NMC received five investigative subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services (the "OIG"). The subpoenas were issued in connection with an investigation being conducted by the OIG, the U.S. Attorney for the District of Massachusetts and others concerning possible violations of federal laws, including the Anti-kickback Statute and the False Claims

Act. The subpoenas call for extensive document production relating to various aspects of NMC's business. A sixth subpoena, clarifying the scope of one originally served, was received in May 1996.

      The five subpoenas cover the following areas: (a) NMC's corporate management, personnel and employees, organizational structure, financial information and internal communications; (b) NMC's dialysis services business, principally medical director contracts and compensation; (c) NMC's treatment of credit balances resulting from overpayments received under the Medicare end stage renal disease (ESRD) program, NMC's billing for home dialysis services and payment of supplemental medical insurance premiums on behalf of indigent patients; (d) NMC's LifeChem laboratory business ("LifeChem"), including documents relating to testing procedures, marketing, customers, competition and certain overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993; and (e) NMC's Homecare Division and, in particular, information concerning the intradialytic parenteral nutrition ("IDPN") business described below, including billing practices related to various services, equipment and supplies and payments made by third parties as compensation for administering IDPN therapy.

      The results of the investigation and its impact, if any, cannot be predicted at this time. In the event that a U.S. government agency believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, NMC could be subject to substantial fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on NMC's financial position or the results of operations of the Company.

      FMC and NMC have provided the United States government with a joint and several guarantee of payment of the obligations, if any, arising out of the investigation by the OIG. In support of this guarantee, NMC has delivered to the government an irrevocable standby letter of credit in the amount of $150 million.

  DIAGNOSTICS SUBPOENA

      On October 31, 1996, Biotrax International Inc. ("Biotrax") and NMC Diagnostic Services, Inc. ("DSI"), both of which are subsidiaries of FNMC, received an investigatory subpoena from the OIG. The subpoena calls for the production of extensive documents an was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents by December 30, 1996 on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and has begun to make extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC cannot be predicted at this time. If, however, the results of this investigation are adverse to the Company, the Company could face the same types of potential consequences of the OIG investigation.

QUI TAM ACTIONS

South Florida

      The Company and NMC have become aware that a qui tam action has been filed in the United States District Court for the Southern District of Florida, Southern Division (the "South Florida Action"). The original complaint in the South Florida Action was filed under seal in 1996. The Relator filed an Amended Complaint under seal on July 8, 1996. The seal with respect to the Amended Complaint was partially lifted pursuant to court order to permit the government to provide FNMC and NMC with a copy of the Amended Complaint. The Company and NMC received copies of the Amended Complaint on July 10, 1996. Pursuant to a court order dated July 26, 1996, the seal was further modified to permit the Company to provide copies of the Amended Complaint to Fresenius AG, lenders involved in the NMC credit facility and their respective counsel and to permit the Company and NMC to describe the allegations of the Amended Complaint in their securities filings with respect to the Reorganization.

      The Amended Complaint alleges, among other things, that the Company, Grace Chemicals and NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the administration of EPO. The Amended Complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered actual damages in excess of $200 million and alleges that the defendants are liable to the United States for three times the amount of the alleged damages plus fines of up to $10,000 per false claim. The Amended Complaint also seeks the imposition of a constructive trust on the proceeds of the NMC dividend to Grace Chemicals for the benefit of the United States on the ground that the Reorganization constitutes a fraudulent conveyance that will render NMC unable to satisfy the claims asserted in the Amended Complaint.

  Tampa

      The Company and NMC have become aware that a qui tam action has been filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Tampa Action"). The original complaint in the Tampa Action was filed under seal in 1995. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide the Company and NMC with a copy of the complaint. Pursuant to a court order dated November 7, 1996, the seal was further modified to permit the Company and NMC to disclose the complaint to the underwriters involved in two public securities offerings by FMC (the "Offerings") and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in FMC's filings under the Securities Act of 1933, as amended, with respect to the Offerings and in FMC's and FNMCH's periodic filings under the Securities Exchange Act of 1934, as amended.

      The complaint in the Tampa Action alleges, among other things, that the Company, NMC and certain NMC subsidiaries violated the False Claims Act in connection with the retention of overpayments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages in excess of $10 million including applicable fines, and alleges that the defendants are liable to the United States for three times the amount of the alleged damages plus fines of up to $10,000 per false claim.

  Pennsylvania

      The Company, FNMCH and NMC have become aware that a qui tam action has been filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). The original complaint in the Pennsylvania Action was filed under seal in February of 1996. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide NMC with a copy of the complaint. Pursuant to a court order dated November 15, 1996, the seal was further modified to permit the Company and NMC to disclose the complaint to the underwriters involved in the Offerings and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in the Company's filings under the Securities Act with respect to the Offerings and in the Company's and FNMCH's periodic filings under the Exchange Act.

      The complaint in the Pennsylvania Action alleges, among other things, that a pharmaceutical manufacturer, an unaffiliated dialysis provider and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for a non-sterile intravenous drug and for intravenous drugs which were allegedly billed in excess of permissible Medicare reimbursement rates. The complaint also claims that the defendants violated the Medicare and Medicaid anti-kickback statutes in connection with the receipt of discounts an other in kind payments as alleged inducements to purchase intravenous drugs. The complaint is focused on the business relationship between the pharmaceutical manufacturer and several providers, one of which is NMC. The complaint claims that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in the Pennsylvania Action or an adverse result in any other qui tam action could have a material adverse affect on the Company's business, financial condition or results of operations.

Omnibus Budget Reconciliation Act of 1993

      The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") affected the payment of benefits under Medicare and employer health plans for certain eligible ESRD patients. In July 1994, the Health Care Financing Administration ("HCFA") issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by OBRA 93 would be subject to a new 18- month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, the patient's employer health plan was responsible for payment, which was generally at a rate higher than that provided under Medicare.

      In April 1995, HCFA issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. Under the new instruction, no 18-month coordination of benefits period would arise and Medicare would remain the primary payor for the patients affected byOBRA93. HCFA further proposed that its new instruction be effective retroactive to August 1993, the effective date of OBRA 93. Consequently, FNMC may be required to refund payments received from employer health plans for services provided after August 1993 under HCFA's original instruction and to re-bill Medicare for the same services, which would result in a cumulative reduction of net revenues to NMC totaling approximately $120,000 as of December 31, 1996. NMC believes that the April 1995 instruction letter issued by HCFA does not constitute a proper notice of final rulemaking and, accordingly, NMC continued to recognize revenues through the end of June 1995. If HCFA's instruction letter is adjudged by the courts to be the equivalent of a notice of proposed rulemaking, then NMC believes that a

60-day comment period would be required before the rule could become effective. Therefore, NMC believes that it would be allowed to recognize the higher reimbursement rate on dual eligible ESRD patients for 60 days subsequent to the HCFA instruction letter, or approximately through July 1, 1995. Effective July 1, 1995, NMC ceased to recognize the incremental revenue realized under the original instruction, which has resulted in a material reduction in NMC's operating earnings in comparison to prior periods in which NMC recognized such incremental revenue. However, NMC continued to bill the employer health plans as primary payors through December 31, 1995, at which time NMC commenced billing Medicare for the patients affected by OBRA 93.

      In May 1995, NMC filed suit in the U.S. District Court for the District of Columbia seeking a declaratory judgment with respect to HCFA's instructions relating to OBRA 93. In June 1995, the court granted NMC's motion for a preliminary injunction to preclude HCFA from retroactively enforcing its new instruction. The litigation is continuing with respect to NMC's request to permanently enjoin HCFA's new instruction, both retroactively and prospectively. While there can be no assurance that a permanent injunction will be issued, NMC believes that it will ultimately prevail in its claim that the retroactive reversal by HCFA of its original instruction relating to OBRA 93 was impermissible under applicable law. If HCFA's revised instruction is upheld and applied retroactively, NMC's business, financial position and results of operations would be materially adversely affected.

  Intradialytic Parenteral Nutrition

      NMC administers IDPN therapy to chronic dialysis patients who suffer from gastrointestinal malfunctions. Since late 1993, Medicare claims processors have sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers are pursuing various administrative and legal remedies, including administrative appeals, to address this reduction. In November 1995, NMC filed a complaint in the U.S. District Court for the Middle District of Pennsylvania seeking a declaratory judgment and injunctive relief to prevent the implementation of this policy coverage change.

      Although NMC management believes that its IDPN claims are consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $140 million (net of a reserve of $41,000) and $93,000 (net of a reserve of $21,000) as of December 31, 1996 and 1995, respectively, and currently increasing at the rate of approximately $3,000 per month. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.

      In May 1995 the Medicare claims processors circulated a draft coverage policy which, if implemented in the form proposed, would have limited or precluded continued coverage of parenteral and enteral nutrition ("PEN") therapies, including IDPN therapy. In April 1996, NMC received a copy of a revised final version of the new coverage policy, which became effective for services billed on and after July 1, 1996. While the new policy permits continued coverage of IDPN and other PEN therapies, and while the potential impact of the new policy is subject to further analysis, NMC believes that the new policy has made it substantially more difficult to qualify patients for future coverage by, among other things, requiring certain patients to undergo onerous and/or invasive tests in order to qualify for coverage. NMC, together with other interested parties, is seeking to effect certain changes in the new policy and NMC has made changes to its patient qualification procedures in order to comply with the policy. However, if NMC is unable to achieve changes in the new policy, if physicians and patients fail to accept the new qualification procedures and/or if patients fail to qualify under such procedures, the policy could significantly reduce the number of patients eligible for Medicare coverage of IDPN and other PEN therapies, which would have a material adverse effect on NMC's financial position and its results of operations.

  Other Legal Proceedings

      NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, NMC's efforts to persuade the U.S. Food and Drug Administration to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland facility, whether NMC sold defective products, the manner in which NMC handled customer complaints and the development of a new dialyzer product line. Grace has also received two subpoenas relating to this investigation. In February 1996, the U.S. Attorney for the District of New Jersey notified NMC that it is a target of the New Jersey grand jury investigation, insofar as it relates to possible violations of federal criminal law in connection with efforts to affect the January 1991 import hold referred to above; the material element of the import hold was lifted in 1992. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import ban. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC also received a subpoena in June 1996 requesting certain documents in connection NMC's imports of the FoCus [Registered Trademark] dialyzer from January 1991 to November 1995. The outcome of these investigations and their impact, if any, on NMC's business, financial condition and results of operations cannot be predicted at this time. However, the Company believes that neither the Company nor any of its employees committed any violations of law. Accordingly, the Company does not believe that the results of these investigations will have a material adverse effect on the Company's financial position and results of operations.

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

NOTE 16.  SIGNIFICANT CUSTOMER RELATIONS

      Approximately 62% of the Company's net revenues are paid by and subject to regulations under governmental programs, primarily Medicare and Medicaid. The Company maintains reserves for losses related to these programs, including uncollectible accounts receivable, and such losses have been within management's expectations.

NOTE 17.  INDUSTRY SEGMENTS AND INFORMATION ABOUT FOREIGN OPERATIONS

      The table below provides information for the three months ended December 31, 1996 on a successor basis and the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994 on a predecessor basis pertaining to the Company's operations by geographic area.

                                               UNITED
                                               STATES        EUROPE       OTHER     TOTAL
                                               ------        ------       -----     -----
Net revenues
   Three Months Ended             12/31/96   $   584,121   $  35,257     $11,188  $  630,566
    Nine Months Ended              9/30/96     1,480,500     103,576      30,584   1,614,660
                                      1995     1,868,882     125,153      38,703   2,032,738
                                      1994     1,724,508      79,569      14,127   1,818,204
Earnings before income taxes
   Three Months Ended             12/31/96        12,945       2,408        (392)     14,961
    Nine Months Ended              9/30/96       154,878     (19,338)     (6,457)    129,083
                                      1995       234,860     (32,415)      3,068     205,513
                                      1994       247,361     (36,654)      3,732     214,439

Assets      Successor                 1996     4,286,867     211,760      97,452   4,596,079
          Predecessor                 1995     1,675,667     242,393      80,084   1,998,144
          Predecessor                 1994     1,440,866     178,749      24,199   1,643,814



      The table below provides information for the three months ended December 31, 1996 on a successor basis and the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994 on a predecessor basis pertaining to the Company's two industry segments.

                                                                                 LESS:
                                                    HEALTH CARE    MEDICAL   INTERSEGMENT
                                                     SERVICES     SUPPLIES       SALES       TOTAL
                                                     --------     --------   ------------    -----
Net Revenues
   Three Months Ended                   12/31/96    $  524,328    $175,275     $ 69,037    $  630,566
    Nine Months Ended                    9/30/96     1,523,458     240,175      148,973     1,614,660
                                            1995     1,884,748     300,001      152,011     2,032,738
                                            1994     1,681,039     279,474      142,309     1,818,204
Earnings before income taxes
   Three Months Ended                   12/31/96         6,098       8,863           --        14,961
    Nine Months Ended                    9/30/96        99,648      29,435           --       129,083
                                            1995       223,094     (17,581)          --       205,513
                                            1994       254,772     (40,333)          --       214,439

Assets      Successor                       1996     3,952,282     643,797           --     4,596,079
          Predecessor                       1995     1,855,907     142,237                  1,998,144
          Predecessor                       1994     1,484,753     159,061                  1,643,814

Capital expenditures
   Three Months Ended                   12/31/96        42,345       3,926           --        46,271
    Nine Months Ended                    9/30/96        90,655       2,198           --        92,853
                                            1995        99,905       2,989           --       102,894
                                            1994        78,538       5,960                     84,498
Depreciation and amortization of
  properties and equipment
   Three Months Ended                   12/31/96        21,594       6,027           --        27,621
    Nine Months Ended                    9/30/96        50,824       2,685           --        53,509
                                            1995        57,783       4,903           --        62,686
                                            1994        47,769       5,242           --        53,011

NOTE 18.  QUARTERLY SUMMARY (UNAUDITED)

                                               PREDECESSOR             SUCCESSOR
                                      ------------------------------   ---------
                                      1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                      --------   --------   --------   --------
1996
Net revenues                          $528,291   $552,119   $534,250   $630,566
Cost of health care services
  and medical supplies                 315,433    322,853    330,700    393,626
Operating expenses                     156,264    159,057    184,945    176,773
Interest expense, net                    7,004      7,459      1,862     45,206
                                      --------   --------   --------   --------
  Total expenses                       478,701    489,369    517,507    615,605
                                      --------   --------   --------   --------
Earnings before Income Taxes            49,590     62,750     16,743     14,961
Provision for Income Taxes              23,145     28,832     14,225      8,915
                                      --------   --------   --------   --------
Net earnings                          $ 26,445   $ 33,918   $  2,518   $  6,046
                                      ========   ========   ========   ========


1995                                                 PREDECESSOR
                                      -----------------------------------------
Net revenues                          $478,058   $508,545   $505,225   $540,910
Cost of health care services
  and medical supplies                 276,601    287,170    294,950    317,372
Operating expenses                     147,884    147,226    166,967    163,521
Interest expense, net                    5,750      5,791      5,388      8,605
                                      --------   --------   --------   --------
  Total expenses                       430,235    440,187    467,305    489,498
                                      --------   --------   --------   --------
Earnings before Income Taxes            47,823     68,358     37,920     51,412
Provision for Income Taxes              21,807     31,253     17,210     38,346
                                      --------   --------   --------   --------
Net earnings                          $ 26,016   $ 37,105   $ 20,710   $ 13,066
                                      ========   ========   ========   ========

To the Board of Directors and Stockholders of Fresenius National Medical Care Holdings, Inc.

     Under the date of March 7, 1997, we reported on the consolidated balance sheet of Fresenius National Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of earnings, changes in equity and cash flows for the period January 1, 1996 to September 30, 1996, the predecessor period, and for the period October 1, 1996 to December 31, 1996, the successor period, as included in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audit.


     In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


     The audit report on the consolidated financial statements of the Company referred to above contains an explanatory paragraph that states that the Company was acquired as of September 30, 1996 in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the successor period are presented on a different basis of accounting than that of the predecessor period, and therefore are not directly comparable. It is further explained that the predecessor period consolidated financial statements were prepared on the basis of presentation described in the notes to the consolidated financial statement and are not intended to be a complete presentation of the assets, liabilities, revenues and expenses of the Company.



                                                KPMG PEAT MARWICK LLP

March 7, 1997
Boston, MA 02110

                                                                     SCHEDULE II

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                              (DOLLARS IN THOUSAND)

                                    SUCCESSOR - FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

                                                                                 ADDITIONS (DEDUCTIONS)
                                                                                 ----------------------
                                                                                 CHARGED
                                                                BALANCE AT    (CREDITED) TO                    BALANCE AT
                                                                BEGINNING       COSTS AND        OTHER           END OF
      DESCRIPTION                                                OF YEAR        EXPENSES         NET(*)          PERIOD
      -----------                                                -------        --------         ------          ------
Valuation and qualifying accounts deducted from assets:
   Allowances for notes and accounts receivables                 $140,519       $ 12,819        $    601        $153,939

   Valuation allowance for deferred tax assets                     19,500           (640)         10,873          29,733

                                    PREDECESSOR - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                 ADDITIONS (DEDUCTIONS)
                                                                                 ----------------------
                                                                                 CHARGED
                                                                BALANCE AT    (CREDITED) TO                    BALANCE AT
                                                                BEGINNING       COSTS AND        OTHER           END OF
                                                                 OF YEAR        EXPENSES         NET(*)          PERIOD
                                                                 -------        --------         ------          ------
Valuation and qualifying accounts deducted from assets:
   Allowances for notes and accounts receivables                 $119,914       $ 80,475        $(59,870)       $140,519

   Valuation allowance for deferred tax assets                     19,500              0               0          19,500

                                    PREDECESSOR - FOR THE YEAR 1995

                                                                                 ADDITIONS (DEDUCTIONS)
                                                                                 ----------------------
                                                                                 CHARGED
                                                                BALANCE AT    (CREDITED) TO                    BALANCE AT
                                                                BEGINNING       COSTS AND        OTHER           END OF
                                                                 OF YEAR        EXPENSES         NET(*)          PERIOD
                                                                 -------        --------         ------          ------
Valuation and qualifying accounts deducted from assets:
   Allowances for notes and accounts receivables                 $ 91,449       $ 88,858        $(60,393)       $119,914

   Valuation allowance for deferred tax assets                      6,467         13,033               0          19,500

                                    PREDECESSOR - FOR THE YEAR 1994

                                                                                 ADDITIONS (DEDUCTIONS)
                                                                                 ----------------------
                                                                                 CHARGED
                                                                BALANCE AT    (CREDITED) TO                    BALANCE AT
                                                                BEGINNING       COSTS AND        OTHER           END OF
                                                                 OF YEAR        EXPENSES         NET(*)          PERIOD
                                                                 -------        --------         ------          ------
Valuation and qualifying accounts deducted from assets:
   Allowances for notes and accounts receivables                 $ 39,559       $ 73,052        $(21,162)       $ 91,449

   Valuation allowance for deferred tax assets                      2,210          4,257               0           6,467

                                EXHIBIT INDEX


Exhibit No.                      Description
-----------                      -----------

     2.1 Agreement and Plan of Reorganization dated as of February 4, 1996 between W. R. Grace & Co. and Fresenius AG (incorporated herein by reference to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

     2.2        Distribution Agreement by and among W. R. Grace & Co., W. R.
                Grace & Co.-Conn. and Fresenius AG dated as of February 4, 1996 (incorporated herein by reference to Exhibit A to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

     2.3 Contribution Agreement by and among Fresenius AG, Sterilpharma GmbH and W. R. Grace & Co.-Conn. dated February 4, 1996 (incorporated herein by reference to Exhibit E to Appendix A to the Joint Proxy-Statement Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

     3.1        Certificate of Incorporation of W. R. Grace & Co.-New York under
                Section 402 of the New York Business Corporation Law dated March 23, 1988 (incorporated herein by reference to the Form 8-K of Registrant filed on May 9, 1988).

     3.2        Certificate of Amendment of the Certificate of Incorporation of
                W. R. Grace & Co.-New York under Section 805 of the New York Business Corporation Law dated May 25, 1988 (changing the name to W. R. Grace & Co., incorporated herein by reference to the Form 8-K of Registrant filed on May 9, 1988).

     3.3        Certificate of Amendment of the Certificate of Incorporation of
                W. R. Grace & Co. under Section 805 of the New York Business Corporation Law dated September 27, 1996 (incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on October 15, 1996).

                                EXHIBIT INDEX



Exhibit No.                      Description
-----------                      -----------

     3.4        Certificate of Amendment of the Certificate of Incorporation of
                W. R. Grace & Co. under Section 805 of the New York Business Corporation Law dated September 27, 1996 (changing the name to Fresenius National Medical Care Holdings, Inc., incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on October 15, 1996).

     3.5 Amended and Restated By-laws of Fresenius National Medical Care Holdings, Inc., as amended (incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on October 15, 1996).

     4.1 Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, Nationsbank, N.A., as paying agent and the Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Nationsbank, N.A., as Managing Agents (incorporated herein by reference to the Form 6-K of Fresenius Medical Care AG filed with the Commission on October 15, 1996).

     4.2 Amendment dated as of November 26, 1996 (amendment to the Credit Agreement dated as of September 27, 1996, incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on December 16, 1996).

     4.3 Amendment No. 2 dated December 12, 1996 (second amendment to the Credit Agreement dated as of September 27, 1996, filed herewith).

     10.1 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, Fleet National Bank as Trustee and the Subsidiary Guarantors named therein (filed herewith).

     10.2 Employee Benefits and Compensation Agreement dated September 27, 1996 by and among W. R. Grace & Co., National Medical Care, Inc., and W. R. Grace & Co.-- Conn. (incorporated herein by reference to the Registration Statement on Form F-1 of Fresenius Medical Care AG, as amended (Registration No. 333-05922), dated November 22, 1996 and the exhibits thereto).

     10.3 Purchase Agreement, effective January 1, 1995, between Baxter Health Care Corporation and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto)1

     10.4 Agreement, dated November 25, 1992 between Bergen Brunswig Drug Company and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto) 1

     10.5 Product Purchase Agreement, effective January 1, 1996, between Amgen, Inc. and National Medical Care, Inc. (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto)1

     10.6 Primary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

     10.7 Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

     11.1       Statement re Computation of Per Share Earnings


     21.1       Subsidiary List

     27.1       Financial Data Schedule
-----------------

     1  ny_ps3
  Portions of this Exhibit have been granted confidential treatment by the Commission.