Form 10-Q
period 1997-03-31
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1997-05-13
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: March 31, 1997
                                -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _______________

                         Commission file number: 1-3720
                                                 --------------

                 FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                   New York                                    13-3461988
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation)          (I.R.S. Employer ID No.)

Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA  02173
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                               (Zip Code)

Registrant's Telephone Number, Including Area Code:  617-402-9000
                                                     ------------

--------------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 90,000,000, all of which are held by Fresenius Medical Care AG.

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I:    FINANCIAL INFORMATION


         ITEM 1:  FINANCIAL STATEMENTS

                  Consolidated Interim Statements of Earnings
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Interim Financial Statements


         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


PART II:   OTHER INFORMATION
           Item 1  Legal Proceedings
           Item 6  Exhibits

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

             UNAUDITED, CONSOLIDATED INTERIM STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 SUCCESSOR         PREDECESSOR
                                                ------------       ------------
                                                THREE MONTHS       THREE MONTHS
                                                   ENDED              ENDED
                                                  MARCH 31,          MARCH 31,
                                                    1997               1996
                                                ------------       ------------

NET REVENUES
  Health care services ......................     $512,241           $488,371
  Medical supplies ..........................      112,153             39,920
                                                  --------           --------
                                                   624,394            528,291
                                                  --------           --------
EXPENSES
  Cost of health care services ..............      304,712            287,531
  Cost of medical supplies ..................       88,941             27,902
  General and administrative expenses .......       89,491            101,447
  Provision for doubtful accounts ...........       22,498             21,486
  Depreciation and amortization .............       59,191             30,628
  Research and development ..................        1,133                686
  Allocation of Grace Chemicals expenses ....            -              2,017
  Interest expense, net, and related
    financing costs .........................       41,214              7,004
                                                  --------           --------
                                                   607,180            478,701
                                                  --------           --------
EARNINGS BEFORE INCOME TAXES ................       17,214             49,590
PROVISION FOR INCOME TAXES ..................       10,577             23,145
                                                  --------           --------
NET EARNINGS ................................     $  6,637           $ 26,445
                                                  ========           ========

Earnings per share ..........................     $   0.07           $   0.27


 See accompanying Notes to Unaudited, Consolidated Interim Financial Statements

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                               (DOLLARS IN THOUSANDS)

                                                                                  SUCCESSOR
                                                                      -----------------------------------
                                                                       MARCH 31,
                                                                          1997               DECEMBER 31,
                                                                      (UNAUDITED)                1996
                                                                      -----------            ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                           $    58,412            $    50,422
  Accounts receivable, less allowances
    of $148,505 and $153,939                                              500,664                516,083
  Inventories                                                             148,364                153,480
  Deferred income taxes                                                   135,702                146,751
  Other current assets                                                     89,972                 86,907
                                                                      -----------            -----------
         Total Current Assets                                             933,114                953,643
                                                                      -----------            -----------
Properties and equipment, net                                             535,030                525,988
                                                                      -----------            -----------
Other Assets:
  Excess of cost over the fair value of net assets acquired and other intangible assets, net of accumulated amortization
    of $69,924 and $37,933                                              3,135,503              3,057,957
  Other assets and deferred charges                                        53,142                 58,491
                                                                      -----------            -----------
         Total Other Assets                                             3,188,645              3,116,448
                                                                      -----------            -----------
Total Assets                                                          $ 4,656,789            $ 4,596,079
                                                                      ===========            ===========

LIABILITIES AND EQUITY

Current Liabilities:
  Current portion of long-term debt and capitalized
    lease obligations                                                 $    19,638            $    56,270
  Short-term borrowings from affiliates                                         -                 12,193
  Accounts payable                                                        114,630                131,314
  Accrued liabilities                                                     378,481                421,240
  Net payable to affiliates                                                34,263                 32,590
  Accrued income taxes                                                     28,756                 18,530
                                                                      -----------            -----------
         Total Current Liabilities                                        575,768                672,137
Long-term debt                                                          1,606,514              1,420,959
Non-current borrowings from affiliates                                    483,458                504,693
Capitalized lease obligations                                              14,703                 17,246
Deferred income taxes                                                     168,539                179,290
Other liabilities                                                          35,728                 34,015
                                                                      -----------            -----------
         Total Liabilities                                              2,884,710              2,828,340
                                                                      -----------            -----------

Equity:
  Equity                                                                1,775,082              1,768,574
  Cumulative translation adjustment                                        (3,003)                  (835)
                                                                      -----------            -----------
         Total Equity                                                   1,772,079              1,767,739
                                                                      -----------            -----------
Total Liabilities and Equity                                          $ 4,656,789            $ 4,596,079
                                                                      ===========            ===========

 See accompanying Notes to Unaudited, Consolidated Interim Financial Statements.

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                                  SUCCESSOR              PREDECESSOR
                                                                 ------------            ------------
                                                                 THREE MONTHS            THREE MONTHS
                                                                    ENDED                    ENDED
                                                                   MARCH 31,               MARCH 31,
                                                                     1997                    1996
                                                                 ------------            -----------

Cash Flows Provided by Operating Activities:
  Net earnings                                                     $   6,637              $  26,445
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                                    59,191                 30,628
     Provision for doubtful accounts                                  22,498                 21,486
     Provision for (benefit of) deferred income taxes                    298                 (1,911)
     Loss on disposal of properties and equipment                      1,556                  1,136
Changes in operating assets and liabilities, net of
    effects of purchase acquisitions and foreign exchange:
    Decrease (increase) in accounts receivable                         1,163                (43,070)
    Decrease in inventories                                            6,286                    249
    Increase in other current assets                                  (2,901)               (12,347)
    Decrease (increase) in other assets and deferred charges           3,855                 (1,930)
    Decrease (increase) in accounts payable                          (19,537)                 5,764
    Increase in accrued income taxes                                  10,226                 10,350
    Decrease in accrued liabilities                                  (44,686)               (30,841)
    Increase in other long-term liabilities                            1,713                  4,261
    Net changes due to/from affiliates                                 1,673                      -
    Other, net                                                         5,631                    362
                                                                   ---------              ---------
  Net cash provided by operating activities                           53,603                 10,582
                                                                   ---------              ---------
Cash Flows from Investing Activities:
    Capital expenditures                                             (35,487)               (24,584)
    Payments for acquisitions, net of cash acquired                 (129,049)               (24,681)
                                                                   ---------              ---------
  Net cash used in investing activities                             (164,536)               (49,265)
Cash Flows from Financing Activities:

    Increase in borrowings from affiliates                           (33,428)                     -
    Cash dividends paid                                                 (130)                     -
    Proceeds on issuance of debt                                     594,297                 94,332
    Payments on debt and capitalized leases                         (447,916)              (126,746)
    Advances from Grace Chemicals, net                                     -                 69,367
                                                                   ---------              ---------
  Net cash provided by financing activities                          112,823                 36,953
                                                                   ---------              ---------
Effects of changes in foreign exchange rates                           6,100                  2,055
                                                                   ---------              ---------
(Decrease) increase in cash and cash equivalents                       7,990                    325
Cash and cash equivalents at beginning of period                      50,422                 33,530
                                                                   ---------              ---------
Cash and cash equivalents at end of period                         $  58,412              $  33,855
                                                                   =========              =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $  40,676              $   6,828
    Income taxes                                                       3,708                  3,665

 See accompanying Notes to Unaudited, Consolidated Interim Financial Statements

         FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  THE COMPANY, REORGANIZATION AND BASIS OF PRESENTATION

THE COMPANY

         Fresenius National Medical Care Holdings, Inc., ("FNMC"), formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA") and together with FNMC, (the "Company"), was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG (the "Reorganization") which is more fully described hereunder.

         The Company is primarily engaged in (i) providing kidney dialysis services, (ii) manufacturing and distributing products and equipment for dialysis treatment and providing clinical laboratory testing and other medical services, and (iii) providing home infusion therapy and home respiratory services.

THE REORGANIZATION

         The Reorganization, which was effective September 30, 1996, resulted from the culmination of the following transactions: (1) NMC, which was a subsidiary of W. R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2.3 billion and paid a cash dividend of approximately $2.1 billion to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became sibling subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution; (4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York (the "Class D Preferred Stock") for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of Fresenius Medical Care AG ("FMC"), and Fresenius AG's worldwide dialysis business ("FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC. All of the Grace New York (now "FNMC") common stock is held by FMC, while the Class D Preferred Stock (which entitles its shareholders to a contingent dividend based on the consolidated performance of FMC in the years 1997-2001) and other previously issued classes of Grace New York preferred stock remain outstanding.

         Effective October 1, 1996, FMC contributed all of the assets and liabilities of FUSA to FNMC. The contribution of FUSA to FNMC by FMC was accounted for on the cost basis since FUSA was a subsidiary under control of a common parent. These consolidated interim financial statements include the results of FUSA's operations and cash flows for the period January 1, 1997 through March 31, 1997.

BASIS OF PRESENTATION

     Basis of Consolidation - Predecessor Basis

         The consolidated interim financial statements have been prepared as if the Company had operated as an independent, stand alone entity for all periods presented. Such financial statements have been prepared using the historical basis of accounting prior to the Reorganization ("Predecessor") and include all of the assets, liabilities, revenues, expenses and related taxes on income of the Grace New York health care business operated by NMC (the "NMC Business") previously included in the consolidated interim financial statements of Grace New York and its subsidiaries prior to the Reorganization (the "Grace Consolidated Group"). Consequently, these consolidated interim financial statements include balances for goodwill and other assets and liabilities related to the NMC Business that were previously included in the financial statements of the Grace Consolidated Group, except that there is no allocation to the NMC Business of Grace Chemicals' borrowings and related interest expense. These consolidated interim financial statements reflect only the borrowings and interest expense of NMC prior to the Reorganization and interest expense of the Company after the Reorganization. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 55 ("SAB 55"), the financial statements have also been adjusted to include certain expenses incurred by Grace Chemicals on the NMC Business's behalf prior to the Reorganization.

         These consolidated interim financial statements do not necessarily indicate the financial position and results of operations that would have occurred if the NMC Business were a stand-alone entity on the dates, and for the periods, indicated.

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

         The Company has also recorded adjustments to increase liabilities assumed by approximately $123,000 for preacquisition contingencies primarily related to legal settlements and the anticipated costs incurred in the defense of litigation. These adjustments resulted from discussions with the government in March 1997. The Company has provided an estimate of legal costs at the low end of an expected range, but the ultimate costs could be significantly higher. The Company is in discussions with the government regarding these matters. Any difference between the final settlement and the Company's estimate would be adjusted to goodwill, if determined within the allocation period, or charged to income if determined thereafter. In addition, the Company has accrued approximately $50,000 for certain costs related to the closing of certain renal products manufacturing and distribution operations as well as the closing of certain clinics of the Homecare Division. These restructuring costs primarily relate to severance payments and lease commitments. Through the period ended March 31, 1997 approximately $700 in payments have been applied against the preacquisition contingencies and $23,500 against the restructuring costs.

         All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2.  INVENTORIES

                                                                           SUCCESSOR
                                                                  ------------------------------
                                                                  MARCH 31,         DECEMBER 31,
                                                                    1997                1996
                                                                  ---------         ------------
Inventories
  Raw materials                                                   $ 41,312            $ 41,659
  Manufactured goods in process                                     11,755              11,837
  Manufactured and purchased inventory available for sale           61,789              64,156
                                                                  --------            --------
                                                                   114,856             117,652
  Health care supplies                                              33,508              35,828
                                                                  --------            --------
         Total                                                    $148,364            $153,480
                                                                  ========            ========


NOTE 3.  DEBT

         Long-term debt to outside parties consists of:

                                                                           SUCCESSOR
                                                                 -------------------------------
                                                                  MARCH 31,         DECEMBER 31,
                                                                    1997                1996
                                                                 ----------         ------------
Credit Agreement                                                 $1,605,000         $1,411,000
Third-party debt, primarily bank borrowings at
     variable interest rates (3% - 14%) with
     various maturities                                              11,942             57,101
                                                                 ----------         ----------
                                                                  1,616,942          1,468,101
Less amounts classified as current                                   10,428             47,142
                                                                 ----------         ----------
                                                                 $1,606,514         $1,420,959
                                                                 ==========         ==========

NOTE 4.  EQUITY

At March 31, 1997, and December 31, 1996, respectively, the components of FNMC's Equity, excluding Cumulative Translation Adjustment, as presented in the Consolidated Balance Sheet are as follows:

                                                                                     Successor
                                                                           ------------------------------
                                                                            March 31,         December 31,
                                                                              1997               1996
                                                                           ----------         -----------
Preferred Stocks, $100 par value
     -   6% Cumulative (1); 40,000 shares authorized;
           36,460 outstanding                                              $    3,646         $    3,646
     -   8% Cumulative Class A (2); 50,000 shares
           authorized; 16,176 outstanding                                       1,618              1,618
     -   8% Noncumulative Class B (2); 40,000 shares
           authorized; 21,483 outstanding                                       2,148              2,148
                                                                           ----------         ----------
                                                                                7,412              7,412
Preferred Stocks, $.10 par value
     -   Noncumulative Class D (3), 100,000,000 shares
           authorized; 89,061,590 outstanding                                   8,906              8,906
                                                                           ----------         ----------
                   Total Preferred                                             16,318             16,318
Common Stock, $1 par value:  300,000,000 shares
           authorized, 90,000,000 outstanding                                  90,000             90,000
Paid in Capital                                                             1,723,345          1,723,345
Retained Earnings                                                             (54,581)           (61,089)
                                                                           ----------         ----------
                 Total Equity                                              $1,775,082         $1,768,574
                                                                           ==========         ==========

(1) 160 votes per share
(2) 16 votes per share
(3) 1/10 vote per share

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

     Tampa

         The Company and NMC have become aware that a qui tam action has been filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Tampa Action"). The original complaint in the Tampa Action was filed under seal in 1995. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide the Company and NMC with a copy of the complaint. Pursuant to a court order dated November 7, 1996, the seal was further modified to permit the Company and NMC to disclose the complaint to the underwriters involved in two public securities offerings by FMC (the "Offerings") and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in FMC's filings under the Securities Act of 1933, as amended, with respect to the Offerings and in FMC's and FNMC's periodic filings under the Securities Exchange Act of 1934, as amended.

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

     Pennsylvania

         The Company, FNMC and NMC have become aware that a qui tam action has been filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). The original complaint in the Pennsylvania Action was filed under seal in February of 1996. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide NMC with a copy of the complaint. Pursuant to a court order dated November 15, 1996, the seal was further modified to permit the Company and NMC to disclose the complaint to the underwriters involved in the Offerings and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in the Company's filings under the Securities Act with respect to the Offerings and in the Company's and FNMCH's periodic filings under the Exchange Act.

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

         In April 1995, HCFA issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. Under the new instruction, no 18-month coordination of benefits period would arise and Medicare would remain the primary payor for the patients affected by OBRA93. HCFA further proposed that its new instruction be effective retroactive to August 1993, the effective date of OBRA 93. Consequently, FNMC may be required to refund payments received from employer health plans for services provided after August 1993 under HCFA's original instruction and to re-bill Medicare for the same services, which would result in a cumulative reduction of net revenues to NMC totaling approximately $120,000 as of March 31, 1997. NMC believes that the April 1995 instruction letter issued by HCFA does not constitute a proper notice of final rulemaking and, accordingly, NMC continued to recognize revenues through the end of June 1995. If HCFA's instruction letter is adjudged by the courts to be the equivalent of a notice of proposed rulemaking, then NMC believes that a 60-day comment period would be required before the rule could become effective. Therefore, NMC believes that it would be allowed to recognize the higher reimbursement rate on dual eligible ESRD patients for 60 days subsequent to the HCFA instruction letter, or approximately through July 1, 1995. Effective July 1, 1995, NMC ceased to recognize the incremental revenue realized under the original instruction, which has resulted in a material reduction in NMC's operating earnings in comparison to prior periods in which NMC recognized such incremental revenue. However, NMC continued to bill the employer health plans as primary payors through December 31, 1995, at which time NMC commenced billing Medicare for the patients affected by OBRA 93.

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

         NMC management believes that its IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $149 million (net of a reserve of $47,000) and $140,000 (net of a reserve of $41,000) as of March 31, 1997 and December 31, 1996, respectively, and currently increasing at the rate of approximately $3,000 per month. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.

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

NOTE 6.  SUBSEQUENT EVENTS

Interest Rate Swap Agreements

         National Medical Care, Inc. has entered into interest rate swap agreements with various commercial banks for notational amounts totaling $1,500,000. These agreements effectively change NMC interest rate exposure on the majority of its revolving loans to fixed rates of interest between 5.85% and 6.44% plus the applicable margin under its Credit Agreement. The swap agreements all became effective April 3, 1997 and expire at various dates between December 15, 1997 and January 4, 2000. NMC had agreed under its Credit Agreement to have at least $500,000 of interest rate protection.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



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

         This section contains certain forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting FNMC, but no assurance can be given that such events will occur or that the results will be as anticipated. Such statements include, without limitation, discussions concerning the outlook of FNMC, government reimbursement, future plans and management's expectations regarding future performance.

OVERVIEW

         FNMC is primarily engaged in (a) providing kidney dialysis services,
(b) manufacturing and distributing products and equipment for dialysis treatment and performing clinical laboratory testing and other medical services, and (c) providing home infusion therapy, home respiratory therapy and home health services. Throughout FNMC's history, a significant portion of FNMC's growth has resulted from the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

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

         FNMC's business, financial position and results of operations also could be materially adversely effected by an adverse outcome in the OIG investigations, any whistleblower action, the pending challenge by FNMC of changes effected by Medicare in approving reimbursement claims relating to the administration of IDPN or by the recent adoption of a new coverage policy that will change IDPN coverage prospectively. FNMC's business, financial position and results of operations would also be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dual eligible ESRD patients.

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

         DSD operated or managed dialysis centers in 14 foreign countries at March 31, 1997. In certain countries, FNMC experiences lower reimbursement rates per treatment for dialysis services than are generally realized in the U.S. FNMC's international dialysis services operations currently generate less operating profit per treatment than domestic dialysis operations due to both the lower reimbursement rates in some countries and the start-up nature of many of the centers in foreign countries.

RESULTS OF OPERATIONS

         The following table summarizes certain operating results of FNMC by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Renal Products to DSD.


                                                         THREE MONTHS ENDED
                                                         ------------------
                                                          1997       1996
                                                         -----       -----
                                                        (dollars in millions)
Net Revenues:
    Dialysis Services                                     $460       $419
    Dialysis Products                                      159         80
    NMC Homecare                                            64         78
    Intercompany Eliminations                              (59)       (49)
                                                          ----       ----
Total Net Revenues                                        $624       $528
                                                          ====       ====

Operating Earnings:
    Dialysis Services                                     $ 61       $ 62
    Dialysis Products                                       19          9
    NMC Homecare                                             4          7
                                                          ----       ----
                                                            84         78
                                                          ----       ----
Other Expenses:
    General Corporate,                                      24         21
    Research and Development                                 1          1
    Interest Expense, Net                                   41          7
                                                          ----       ----
Total Other Expenses                                        66         29
                                                          ----       ----
Earnings Before Income Taxes                                18         49
Provision for Income Taxes                                  11         23
                                                          ----       ----
Net Earnings                                              $  7       $ 26
                                                          ====       ====

PROFORMA RESULTS OF OPERATIONS

         The following table represents the unaudited pro forma statements of operations of the Company for the three months ended 1996 and the actual statements of operations for the three months ended 1997, assuming the Reorganization occurred on January 1, 1996.

                                                             ACTUAL    PROFORMA
                                                             ------    --------
                                                             THREE MONTHS ENDED
                                                             ------------------
                                                             1997          1996
                                                             ----          ----
Net Revenues:
     DSD                                                     $460          $419
     Renal Products                                           159           148
     NMC Homecare                                              64            78
     Intercompany Eliminations                                (59)          (49)
                                                             ----          ----

  Total Net Revenues                                          624           596
                                                             ====          ====

Operating Earnings
     DSD                                                       61            62
     Renal Products                                            19            12
     NMC Homecare                                               4             7
                                                             ----          ----

  Total Operating Earnings                                     84            81
                                                             ----          ----

Other Expenses
     General Corporate                                         24            31
     Research & Development                                     1             1
     Interest Expense, Net                                     41            38
                                                             ----          ----

  Total Other Expenses                                         66            70
                                                             ----          ----

Earnings before income taxes                                   18            11

Provision for Income Taxes                                     11             9
                                                             ----          ----

Net Earnings                                                    7             2
                                                             ====          ====

EFFECT OF REORGANIZATION ON RESULTS OF OPERATIONS

         In accordance with U.S. GAAP relating to purchase accounting rules, the Company adjusted to fair value its assets and liabilities which, on a pro forma basis, would have resulted in increased amortization of approximately $15 million for the first three months of 1996, shown in the pro forma statement of operations as part of General Corporate expenses. In addition, as part of the Reorganization, the Company incurred additional debt, which resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amount of $31 million for the first three months of 1996 on a pro forma basis. In connection with the Reorganization, the addition of FUSA for the first quarter of 1996 would have resulted in increased revenues for Renal Products of $68 million and increased operating earnings for Renal Products of $3 million in the first three months of 1996, on a pro forma basis. The Reorganization would have resulted in a decrease in the Company's provision for income taxes of $14 million in the first three months of 1996, on a pro forma basis. As a result of the above adjustments, on a pro forma basis, the Company would have reported net profit of $2 million in the first three months of 1996, as compared to its actual net profit of $26 million in the first three months of 1996.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net revenues for the first three months of 1997 increased by 18% ($97 million) over the comparable period of 1996, with DSD and Renal Products accounting for most of the increase. Net earnings for the first three months of 1997 decreased 73% ($19 million) over the comparable period of 1996 as a result of higher general corporate and interest expenses.

         Dialysis Services.

         Dialysis Services net revenues for the first three months of 1997 increased by 10% ($41 million) over the comparable period of 1996, primarily as a result of a 12% increase in the number of treatments provided worldwide. This increase was partially offset by a $4 million decrease in diagnostic services revenues due to a decrease in the number of primary care treatments. LifeChem revenues for the first three months of 1997 decreased by $1 million compared to the similar period of 1996. This was a result of a slight decrease in external lab testing volume.

         Dialysis Services operating earnings for the first three months of 1997 decreased by 2% ($1 million) over the comparable period of 1996 primarily as a result of the aforementioned decreases in volume of diagnostic services treatments and LifeChem testing. In addition, DSD personnel costs increased by $3 million for the first three months of 1997 over the comparable 1996 period. These decreases to operating earnings were partially offset by increased treatment volume.

         Dialysis Products.

         Dialysis Products net revenues for the first three months of 1997 increased by 99% ($79 million) over the comparable period of 1996 primarily due to $81 million of first quarter revenues of FUSA, which was contributed to FNMC by Fresenius Medical Care AG effective October 1, 1996. During 1997, approximately $10 million of product sales were made between FUSA and the former Renal Products Division of NMC which have been eliminated for financial reporting. There were no such eliminations recorded in 1996 as the two companies were separate reporting entities.

         Dialysis Products operating earnings for the first three months of 1997 increased by 111% ($10 million) over the comparable period of 1996 entirely due to the first quarter operating earnings of FUSA. NMC's Renal Products Division's operating earnings increased by approximately $2 million during the quarter, however, this increase was entirely offset by intercompany profit eliminations now required between FUSA and the Renal Products Division.

         NMC Homecare.

         NMC Homecare's net revenues for the first three months of 1997 decreased by 18% ($14 million) as compared to the first three months of 1996. This is primarily due to changes in Medicare qualification procedures for IDPN patients ($10 million), and decreases in infusion therapy revenues mainly due to continued price compression from managed care ($7 million), partially offset by increases in respiratory therapy and other revenues ($3 million).

         NMC Homecare's operating earnings for the first three months of 1997 decreased by $3 million as compared to the first three months of 1996, primarily due to continued pressure resulting from managed care and the decline in the number of Medicare patients who receive IDPN treatments.

         Other Expenses.

         FNMC's other expenses for the first three months of 1997 increased by 128% ($37 million) over the comparable period of 1996. General corporate expense increased by 14% ($3 million) due to increased amortization expenses associated with the revaluation of intangible assets at the time of the Reorganization
($15 million), offset by reduced legal and other expense associated with the OIG investigation ($5 million), favorable savings in foreign exchange ($5 million) and reduced provisions for long term incentive compensation ($2 million). Research and development expenses for the first three months of 1997 were virtually the same as they were for the comparable period of 1996.
Interest expense for the first three months of 1997 increased by 485% ($34 million) over the comparable period of 1996 mainly due to the large amount of bank debt incurred to finance the reorganization and the interest expense associated with FUSA in the first quarter of 1997 ($2 million).

         Income Tax Rate.

         The effective tax rate for the first three months of 1997 (61.4%) is significantly higher than the rate for the first three months of 1996 (46.7%) due primarily to the large amount of non-deductible goodwill incurred as a result of the reorganization.

LIQUIDITY AND CAPITAL RESOURCES

         FNMC made acquisitions totaling $129 million and $25 million, during the first three months of 1997 and 1996, respectively. FNMC made capital expenditures for internal expansion, improvements, new furnishings and equipment of $35 million and $25 million during the first three months of 1997 and 1996, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital-based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. FNMC may also make other strategic acquisitions in the future.

         FNMC also requires capital resources for working capital purposes. FNMC used cash to fund increases in accounts receivable of $16 million and $43 million during the first three months of 1997 and 1996, respectively. The increases in accounts receivable reflect growth in NMC's business operations and, beginning in 1994, the sharp reduction in IDPN claims approved for payment.

         FNMC historically funded its acquisitions and capital expenditures with cash advances from the Grace consolidated group and cash from operations supplemented by financing programs, including the accounts receivable securitization program. FNMC generated net cash from operations of $54 million and $11 million during the first three months of 1997 and 1996, respectively. FNMC received net cash advances from Grace of $69 million during the first three months of 1996.

         Effective July 1, 1995, FNMC ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. If FNMC's position with respect to the retroactive application of OBRA 93 is not sustained, it may be required to refund amounts previously collected from private third-party payors (approximately $190 million through June 30, 1995) and rebill Medicare for these services, which would result in an estimated net cash and operating earnings loss of approximately $120 million as of March 31, 1997. FNMC began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, FNMC may be able to rebill such services to third-party payors and, as a result, FNMC's future results of operations and financial position would be favorably affected by the incremental revenue that FNMC would recognize.

         NMC entered into a $2.5 billion Credit Agreement on September 27, 1996 with a group of financial institutions. The Credit Agreement was used to fund a cash dividend to Grace Chemicals of approximately $2.1 billion, finance existing letters of credit and for general corporate purposes. In November 1996, Fresenius Medical Care implemented two financings which raised a total of $731 million, the proceeds of which were invested in FNMC through a $249 million equity infusion and a total of $482 million of loans to FNMC. The funds were used to repay certain borrowings under the Credit Agreement. Also in November 1996, Fresenius Medical Care became a guarantor under the NMC Credit Agreement.
The Credit Agreement will be utilized to fund future capital    requirements
and acquisitions and, to the extent necessary, General Corporate requirements, including future letters of credit, and any claims on the Company which may result from adverse settlements with the government on the OIG or other investigations.

         FNMC is party to a $200 million receivables financing arrangement. At March 31, 1997, $180 million was outstanding under this agreement, an increase of $32 million from December 31, 1996.

         National Medical Care, Inc. has entered into interest rate swap agreements with various commercial banks for notational amounts totaling $1,500,000. These agreements effectively change NMC interest rate exposure on the majority of its revolving loans to fixed rates of interest between 5.85% and 6.44% plus the applicable margin under its Credit Agreement. The swap agreements became effective April 3, 1997 and expire at various dates between December 15, 1997 and January 4, 2000. NMC had agreed under its Credit Agreement to have at least $500,000 of interest rate protection in place by March 25, 1997.

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

                                    PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

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

        NMC management believes that its IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $149 million (net of a reserve of $47,000) and $140,000 (net of a reserve of $41,000) as of March 31, 1997 and December 31, 1996, respectively and currently increasing at the rate of approximately $3,000 per month. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Not applicable

         (b)    Report on Form 8-K

                On March 27, 1997, FNMC filed a report on Form 8-K with respect to a change on FNMC's certifying accounting firm.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Fresenius National Medical
                                    Care Holdings, Inc.




DATE: May 13, 1997                  /s/ Ben J. Lipps
      ------------                  -------------------------------------------
                                    NAME:  Ben J. Lipps
                                    TITLE:  President (Chief Executive Officer)




DATE: May 13, 1997                  /s/ Christian Fischer
      ------------                  -------------------------------------------
                                    NAME:  Christian Fischer
                                    TITLE:  Principal Accounting Officer