Form 10-Q
period 1997-06-30
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1997-08-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                                -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ___________TO____________


                         COMMISSION FILE NUMBER: 1-3720

                      FRESENIUS MEDICAL CARE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEW YORK                                     13-3461988
                 --------                                     ----------
(State or Other Jurisdiction of Incorporation)          (I.R.S. Employer ID No.)


               TWO LEDGEMONT CENTER, 95 HAYDEN AVENUE,
                            LEXINGTON, MA                     02173
               ---------------------------------------      ----------
               (Address of Principal Executive Office)      (Zip Code)


Registrant's Telephone Number, Including Area Code: 617-402-9000
                                                    ------------

                 FRESENIUS NATIONAL MEDICAL CARE HOLDINGS, INC.
                 ----------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 90,000,000 shares, all of which are held by Fresenius Medical Care AG.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

   ITEM 1: FINANCIAL STATEMENTS

           Consolidated Statements of Earnings
           Consolidated Balance Sheets
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II: OTHER INFORMATION

   ITEM 1: Legal Proceedings
   ITEM 4: Submission of Matters to a Vote of Security Holders
   ITEM 6: Exhibits and Reports on Form 8-K

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               SUCCESSOR   PREDECESSOR
                                                               ---------   -----------
                                                              THREE MONTHS THREE MONTHS
                                                                  ENDED       ENDED
                                                                 JUNE 30,    JUNE 30,
                                                                  1997        1996
                                                                  ----        ----

NET REVENUES
     Health care services....................................    $527,322   $511,236
     Medical supplies .......................................     118,202     40,883
                                                                 --------   --------
                                                                  645,524    552,119
                                                                 --------   --------
EXPENSES
     Cost of health care services.............................    320,250    295,456
     Cost of medical supplies ................................     76,137     27,397
     General and administrative expenses .....................     98,795    103,691
     Provision for doubtful accounts..........................     19,934     21,442
     Depreciation and amortization............................     57,478     31,533
     Research and development.................................        737        622
     Allocation of Grace Chemicals expenses...................         --      1,769
     Interest expense, net, and related financing costs.......     45,977      7,459
                                                                 --------   --------
                                                                  619,308    489,369
                                                                 --------   --------
EARNINGS BEFORE INCOME TAXES .................................     26,216     62,750
PROVISION FOR INCOME TAXES ...................................     15,682     28,832
                                                                 --------   --------
NET EARNINGS .................................................   $ 10,534   $ 33,918
                                                                 ========   ========
Earnings per share ...........................................   $   0.12   $   0.35



          See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           SUCCESSOR   PREDECESSOR
                                                           ---------   -----------
                                                          SIX MONTHS   SIX MONTHS
                                                            ENDED        ENDED
                                                           JUNE 30,     JUNE 30,
                                                             1997         1996
                                                             ----         ----

NET REVENUES
     Health care services .............................   $1,039,563   $  999,607
     Medical supplies .................................      230,355       80,803
                                                          ----------   ----------
                                                           1,269,918    1,080,410
                                                          ----------   ----------
EXPENSES
     Cost of health care  services ....................      624,962      582,987
     Cost of medical supplies .........................      165,078       55,299
     General and administrative expenses ..............      188,286      205,138
     Provision for doubtful accounts ..................       42,432       42,928
     Depreciation and amortization ....................      116,669       62,161
     Research and development .........................        1,870        1,308
     Allocation of Grace Chemicals expenses ...........         --          3,786
     Interest expense, net, and related financing costs       87,191       14,463
                                                          ----------   ----------
                                                           1,226,488      968,070
                                                          ----------   ----------
EARNINGS BEFORE INCOME TAXES ..........................       43,430      112,340
PROVISION FOR INCOME TAXES ............................       26,259       51,977
                                                          ----------   ----------
NET EARNINGS ..........................................   $   17,171   $   60,363
                                                          ----------   ----------

Earnings per share ....................................   $     0.19   $     0.62




     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        SUCCESSOR
                                                                        ---------
                                                                  JUNE 30,
                                                                    1997       DECEMBER 31,
                                                                (UNAUDITED)       1996
                                                                ----------        ----


ASSETS
Current Assets:
     Cash and cash equivalents .............................   $    41,937    $    50,422
     Accounts receivable, less allowances of $149,876 and
       $153,939 ............................................       549,873        516,083
     Inventories ...........................................       144,991        153,480
     Deferred income taxes .................................       123,806        146,751
     Other current assets ..................................       100,928         86,907
                                                               -----------    -----------
          Total Current Assets .............................       961,535        953,643
                                                               -----------    -----------
Properties and equipment, net ..............................       597,614        525,988
                                                               -----------    -----------

Other Assets:
     Excess of cost over the fair value of net assets
      acquired and other intangible assets, net of
      accumulated amortization of $100,468 and $37,933 .....     3,206,561      3,057,957
     Other assets and deferred charges .....................        56,932         58,491
                                                               -----------    -----------
      Total Other Assets ...................................     3,263,493      3,116,448
                                                               -----------    -----------
Total Assets ...............................................   $ 4,822,642    $ 4,596,079
                                                               ===========    ===========

LIABILITIES AND EQUITY

Current Liabilities:
     Current portion of long-term debt and capitalized lease
       obligations .........................................   $    22,819    $    56,270
     Short-term borrowings from  affiliates ................          --           12,193
     Accounts payable ......................................       109,011        131,314
     Accrued liabilities ...................................       391,430        421,240
     Net payable to affiliates .............................        28,480         32,590
     Accrued income taxes ..................................        16,165         18,530
                                                               -----------    -----------
          Total Current Liabilities ........................       567,905        672,137
Long-term debt .............................................     1,676,484      1,420,959
Non-current borrowings from affiliates .....................       574,495        504,693
Capitalized lease obligations ..............................        11,737         17,246
Deferred income taxes ......................................       152,703        179,290
Other liabilities ..........................................        31,207         34,015
                                                               -----------    -----------
          Total Liabilities ................................     3,014,531      2,828,340
                                                               -----------    -----------
Equity:
     Equity ................................................     1,819,904      1,768,574
     Cumulative translation adjustment .....................       (11,793)          (835)
                                                               -----------    -----------
       Total Equity ........................................     1,808,111      1,767,739
                                                               -----------    -----------
Total Liabilities and Equity ...............................   $ 4,822,642    $ 4,596,079
                                                               ===========    ===========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                SUCCESSOR    PREDECESSOR
                                                                                ---------    -----------
                                                                                SIX MONTHS   SIX MONTHS
                                                                                  ENDED        ENDED
                                                                                 JUNE 30,     JUNE 30,
                                                                                   1997         1996
                                                                                   ----         ----

    Cash Flows Provided by Operating Activities:
         Net earnings .......................................................   $  17,171    $  60,363
         Adjustments to reconcile net earnings to net cash provided by operating activities:
              Depreciation and amortization .................................     116,669       62,161
              Provision for doubtful accounts ...............................      42,432       42,928
              Provision for (benefit of) deferred income taxes ..............      (3,642)      (4,283)
              Loss on disposal of properties and equipment ..................       4,579        3,194

         Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
              Increase in accounts receivable ...............................     (56,666)     (71,578)
              Decrease (increase) in inventories ............................      10,392         (778)
              Increase in other current assets ..............................      (7,610)     (13,440)
              Decrease (increase) in other assets and deferred charges ......       1,327         (106)
              Decrease in accounts payable ..................................     (27,105)      (5,403)
              (Decrease) increase in accrued income taxes ...................      (2,365)       9,971
              Decrease in accrued liabilities ...............................     (37,058)     (10,809)
              Decrease in other long-term liabilities .......................      (9,905)      (8,155)
              Net changes due to/from affiliates ............................      (4,110)        --
              Other, net ....................................................      (1,919)        (225)
                                                                                ---------    ---------
         Net cash provided by operating activities ..........................      42,190       63,840
                                                                                ---------    ---------
    Cash Flows from Investing Activities:
              Capital expenditures ..........................................     (80,069)     (58,545)
              Payments for acquisitions, net of cash acquired ...............    (277,639)     (26,190)
                                                                                ---------    ---------
         Net cash used in investing activities ..............................    (357,708)     (84,735)
                                                                                ---------    ---------
    Cash Flows from Financing Activities:

              Increase in borrowings from affiliates ........................      57,609         --
              Cash dividends paid ...........................................        (260)        --
              Proceeds on issuance of debt ..................................     613,646      124,176
              Payments on debt and capitalized leases .......................    (399,315)    (161,540)
              Contributed capital from Fresenius Medical Care, AG ...........      34,419         --
              Advances from Grace Chemicals, net ............................        --         61,260
                                                                                ---------    ---------
         Net cash provided by financing activities ..........................     306,099       23,896
                                                                                ---------    ---------
    Effects of changes in foreign exchange rates ............................         934        3,508
                                                                                ---------    ---------
    (Decrease) increase in cash and cash equivalents ........................      (8,485)       6,509
    Cash and cash equivalents at beginning of period ........................      50,422       33,530
                                                                                ---------    ---------
    Cash and cash equivalents at end of period ..............................   $  41,937    $  40,039
                                                                                =========    =========

    Supplemental disclosures of cash flow information:
         Cash paid during the period for:
              Interest ......................................................   $  60,618    $  13,429
              Income taxes ..................................................      34,919       18,340

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY, REORGANIZATION AND BASIS OF PRESENTATION

THE COMPANY

     Fresenius Medical Care Holdings, Inc., ("FMCH" or the "Company"), formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA"), was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG (the "Reorganization") which is more fully described hereunder.

     The Company is primarily engaged in (i) providing kidney dialysis services,
(ii) manufacturing and distributing products and equipment for dialysis treatment and providing clinical laboratory testing and other medical services, and (iii) providing home infusion therapy and home respiratory services.

THE REORGANIZATION

     The Reorganization, which was effective September 30, 1996, resulted from the culmination of the following transactions: (1) NMC, which was a subsidiary of W. R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2.3 billion and paid a cash dividend of approximately $2.1 billion to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became sibling subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution; (4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York (the "Class D Preferred Stock") for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of Fresenius Medical Care AG ("FMC"), and Fresenius AG's worldwide dialysis business ("FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC. All of the Grace New York [now Fresenius Medical Care Holdings, Inc. ("FMCH")] common stock is held by FMC, while the Class D Preferred Stock (which entitles its shareholders to a contingent dividend based on the consolidated performance of FMC in the years 1997-2001) and other previously issued classes of FMCH preferred stock remain outstanding.

     Effective October 1, 1996, FMC contributed all of the assets and liabilities of FUSA to FMCH. The contribution of FUSA to FMCH by FMC was accounted for on the cost basis since FUSA was a subsidiary under control of a common parent. These consolidated financial statements include the results of FUSA's operations and cash flows for the period January 1, 1997 through June 30, 1997.

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

     The Agreement and Plan for Reorganization also provides for the payment of additional purchase price to the holders of the FMCH Class D Preferred Stock in the form of a dividend, contingent upon the attainment of certain specific consolidated operating results by FMC. Such future dividends, if any, will be recorded as an increase in goodwill.

     In order to properly allocate purchase price to assets acquired, the Company obtained an independent appraisal to fair value all assets of NMC. Accordingly, the carrying values of specifically identified intangible assets and certain tangible assets were adjusted upward by $186,030 and $57,768, respectively, to approximate their fair values.

     The Company has also recorded adjustments to increase liabilities assumed by approximately $123,000 for pre-acquisition contingencies primarily related to legal settlements and the anticipated costs incurred in the defense of litigation. These adjustments resulted from discussions with the government in March 1997. The Company has provided an estimate of legal costs at the low end of an expected range, but the ultimate costs could be significantly higher. The Company is in discussions with the government regarding these matters. Any difference between the final settlement and the Company's estimate would be adjusted to goodwill, if determined within the allocation period, or charged to income if determined thereafter. In addition, the Company has accrued approximately $50,000 for certain costs related to the closing of certain renal products manufacturing and distribution operations as well as the closing of certain clinics of the Homecare Division. These restructuring costs primarily relate to severance payments and lease commitments. Through the period ended June 30, 1997 approximately $2,900 in payments have been applied against the pre-acquisition contingencies and $33,500 against the restructuring costs.

OTHER

     The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financials which are contained in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the interim financial statements. The results for the six month period ended June 30, 1997 may not necessarily be indicative of the results for the fiscal year ended December 31, 1997.

     All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. INVENTORIES

                                                         SUCCESSOR
                                                         ---------
                                                    JUNE 30,    DECEMBER 31,
                                                     1997          1996
                                                     ----          ----

                 Inventories:
                   Raw materials ..................   $ 32,489     $ 41,659
                   Manufactured goods in process...      6,866       11,837
                   Manufactured and purchased .....     74,060       64,156
                                                      --------     --------
                 inventory available for sale......
                                                       113,415      117,652
                    Health care supplies ..........     31,576       35,828
                                                      --------     --------
                        Total .....................   $144,991     $153,480
                                                      ========     ========

NOTE 3. DEBT

     Long-term debt to outside parties consists of:

                                                             SUCCESSOR
                                                             ---------
                                                        JUNE 30,   DECEMBER 31,
                                                         1997         1996
                                                         ----         ----

                 Credit Agreement .................   $1,675,000   1,411,000
                 Third-party debt, primarily bank
                 borrowings at variable interest
                 rates (3% - 14%) with various
                 maturities                               14,386      57,101
                                                      ----------   ---------

                                                       1,689,386   1,468,101
                 Less amounts classified as current       12,902      47,142
                                                      ----------   ---------
                                                      $1,676,484   1,420,959
                                                      ==========   =========

INTEREST RATE SWAP AGREEMENTS

NMC has entered into interest rate swap agreements with various commercial banks for notational amounts totaling $1,500,000. These agreements effectively change NMC interest rate exposure on the majority of its revolving loans to fixed rates of interest between 5.76% and 6.60%. The first set of swap agreements became effective on April 3, 1997. The second set of swap agreements were entered into on June 17, 1997 and become effective on December 19, 1997 and April 3, 1998, respectively. These swap agreements expire at various dates between December 15, 1997 and December 19, 2003. NMC had agreed under its Credit Agreement to have at least $500,000 of interest rate protection.

NOTE 4. EQUITY

At June 30, 1997, and December 31, 1996, respectively, the components of FMCH's Equity, excluding Cumulative Translation Adjustment, as presented in the Consolidated Balance Sheet are as follows:

                                                                           SUCCESSOR
                                                                           ---------
                                                                     JUNE 30, DECEMBER 31,
                                                                        1997       1996
                                                                        ----       ----

Preferred Stocks, $100 par value
     - 6% Cumulative (1); 40,000
         shares authorized; 36,460 outstanding ...............   $     3,646         3,646
     - 8% Cumulative Class A (2); 50,000 shares authorized;
           16,176 outstanding ................................         1,618         1,618
     - 8% Non-cumulative Class B (2); 40,000 shares
            authorized; 21,483  outstanding ..................         2,148         2,148
                                                                 -----------    ----------
                                                                       7,412         7,412
Preferred Stocks, $.10 par value - Non-cumulative Class D (3),
 100,000,000 shares authorized; 89,061,590 outstanding .......         8,906         8,906
                                                                 -----------    ----------
      Total Preferred ........................................        16,318        16,318

Common Stock, $1 par value:300,000,000 shares authorized,
  90,000,000 outstanding .....................................        90,000        90,000
Paid in Capital ..............................................     1,757,764     1,723,345
Retained Earnings (Deficit) ..................................       (44,178)      (61,089)
                                                                 -----------    ----------
          Total Equity .......................................   $ 1,819,904     1,768,574
                                                                 ===========    ==========

(1)   160 votes per share
(2)   16 votes per share
(3)   1/10 vote per share

NOTE 5. COMMITMENTS AND CONTINGENCIES

CONTINGENT NON-NMC LIABILITIES OF GRACE NEW YORK (NOW KNOWN AS FRESENIUS MEDICAL CARE HOLDINGS, INC.)

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

     Were events to violate the tax free nature of the Reorganization, the resulting tax liability would be the obligation of FMCH. Subject to representations by Grace Chemicals, FMCH and Fresenius AG, Grace Chemicals has agreed to indemnify FMCH for such a tax liability. Were FMCH not able to collect on the indemnity, the tax liability would have a material adverse effect on the financial position of FMCH and the results of its operations.

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

     On July 15, 1997, NMC received an investigatory subpoena duces tecum requesting production of a number of patient records, in connection with the government's review of billing practices related to various services, equipment and supplies and payments made by third parties as compensation for administering IDPN therapy, described above.

     Each of the patients whose records were subpoenaed is, or was, a Medicare beneficiary. The subpoena calls for production of the records by August 15, 1997. The Company has discussed an extended schedule for production with the government. The result of the government's review of these records, its duration, and its effect, if any, on NMC cannot be predicted at this time.

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

DIAGNOSTICS SUBPOENA

     On October 31, 1996, Biotrax International Inc. ("Biotrax") and NMC Diagnostic Services, Inc. ("DSI"), both of which are subsidiaries of FMCH, received an investigatory subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents by December 30, 1996 on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and has begun to make extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC cannot be predicted at this time. If, however, the results of this investigation are adverse to the Company, the Company could face the same types of potential consequences of the OIG investigation.

QUI TAM ACTIONS

SOUTH FLORIDA

     The Company and NMC have become aware that a qui tam action has been filed in the United States District Court for the Southern District of Florida, Southern Division (the "South Florida Action"). The original complaint in the South Florida Action was filed under seal in 1996. The Relator filed an Amended Complaint under seal on July 8, 1996. The seal with respect to the Amended Complaint was partially lifted pursuant to court order to permit the government to provide FMCH and NMC with a copy of the Amended Complaint. The Company and NMC received copies of the Amended Complaint on July 10, 1996. Pursuant to a court order dated July 26, 1996, the seal was further modified to permit the Company to provide copies of the Amended Complaint to Fresenius AG, lenders involved in the NMC credit facility and their respective counsel and to permit the Company and NMC to describe the allegations of the Amended Complaint in their securities filings with respect to the Reorganization.

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

TAMPA

     The Company and NMC have become aware that a qui tam action has been filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Tampa Action"). The original complaint in the Tampa Action was filed under seal in 1995. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide the Company and NMC with a copy of the complaint. Pursuant to a court order dated November 7, 1996, the seal was further modified to permit the Company and NMC to disclose the complaint to the underwriters involved in two public securities offerings by FMC (the "Offerings") and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in FMC's filings under the Securities Act of 1933, as amended, with respect to the Offerings and in FMC's and FMCH's periodic filings under the Securities Exchange Act of 1934, as amended.

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

PENNSYLVANIA

     The Company, FMCH and NMC have become aware that a qui tam action has been filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). The original complaint in the Pennsylvania Action was filed under seal in February of 1996. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide NMC with a copy of the complaint. Pursuant to a court order dated November 15, 1996, the seal was further modified to permit the Company and NMC to disclose the complaint to the underwriters involved in the Offerings and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in the Company's filings under the Securities Act with respect to the Offerings and in the Company's and FMCH's periodic filings under the Exchange Act.

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

     In April 1995, HCFA issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. Under the new instruction, no 18-month coordination of benefits period would arise and Medicare would remain the primary payor for the patients affected by OBRA93. HCFA further proposed that its new instruction be effective retroactive to August 1993, the effective date of OBRA 93. Consequently, FMCH may be required to refund payments received from employer health plans for services provided after August 1993 under HCFA's original instruction and to re-bill Medicare for the same services, which would result in a cumulative reduction of net revenues to NMC totaling approximately $120,000 as of June 30, 1997. NMC believes that the April 1995 instruction letter issued by HCFA does not constitute a proper notice of final rulemaking and, accordingly, NMC continued to recognize revenues through the end of June 1995. If HCFA's instruction letter is adjudged by the courts to be the equivalent of a notice of proposed rulemaking, then NMC believes that a 60-day comment period would be required before the rule could become effective. Therefore, NMC believes that it would be allowed to recognize the higher reimbursement rate on dual eligible ESRD patients for 60 days subsequent to the HCFA instruction letter, or approximately through July 1, 1995. Effective July 1, 1995, NMC ceased to recognize the incremental revenue realized under the original instruction, which has resulted in a material reduction in NMC's operating earnings in comparison to prior periods in which NMC recognized such incremental revenue. However, NMC continued to bill the employer health plans as primary payors through December 31, 1995, at which time NMC commenced billing Medicare for the patients affected by OBRA 93.

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

     NMC management believes that its IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $153 million (net of a reserve of $52,000) and $140,000 (net of a reserve of $41,000) as of June 30, 1997 and December 31, 1996, respectively, and currently increasing at the rate of approximately $2,000 per month. When the coverage guidelines were revised effective July 1996, as described below, some of NMC's claims continued to meet the more stringent coverage criteria established in the new guidelines and will probably be approved for payment by Medicare. NMC has reviewed the claims it has submitted for patients who started on IDPN therapy before July 1996 and continued on therapy after July 1996, but do not meet the new, more stringent coverage criteria, and believes that these claims were consistent with published Medicare coverage guidelines. NMC recognizes, however, that the regulations and coverage guidelines are ambiguous as to whether these patients therapy continues to be covered by Medicare after the effective date of the new coverage criteria. NMC has continued to provide therapy to these patients and to pursue its appeals of these claims through the administrative process. If the government determines that continued coverage for these patients is inappropriate, such claims ultimately will not be paid. Amounts in receivable for these patients are approximately $12,000. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.

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

NOTE 6. SUBSEQUENT EVENTS

FINANCING AGREEMENT

In July 1997, FMCH signed a letter of intent with NationsBank to establish a new $200,000 receivables financing facility to replace the existing financing facility with Citicorp. Proceeds from the NationsBank agreement will be used to repay the Citicorp facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of the following discussion, Fresenius Medical Care Holdings, Inc., ("FMCH" or the "Company") formerly known as W. R. Grace & Co. ("Grace New York"), together with the wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA") was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG ("the Reorganization"). The following is a discussion of the financial condition and results of operations of FMCH. The discussion should be read in conjunction with the financial statements included elsewhere in this document.

     This section contains certain forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting FMCH, but no assurance can be given that such events will occur or that the results will be as anticipated. Such statements include, without limitation, discussions concerning the outlook of FMCH, government reimbursement, future plans and management's expectations regarding future performance.

OVERVIEW

     FMCH is primarily engaged in (a) providing kidney dialysis services and performing clinical laboratory testings and other medical services, (b) manufacturing and distributing products and equipment for dialysis treatment, and (c) providing home infusion and respiratory therapy. Throughout FMCH's history, a significant portion of FMCH's growth has resulted from the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

     FMCH derives a significant portion of its net revenues from Medicare, Medicaid and other government health care programs (approximately 62% in 1996). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO (which accounted for approximately 22% of dialysis service's domestic net revenues in 1996), and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

     FMCH's business, financial position and results of operations also could be materially adversely effected by an adverse outcome in the OIG investigations, any whistleblower action, the pending challenge by FMCH of changes effected by Medicare in approving reimbursement claims relating to the administration of IDPN or by the recent adoption of a new coverage policy that will change IDPN coverage prospectively. FMCH's business, financial position and results of operations would also be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dual eligible ESRD patients.

     FMCH also derives a significant portion of its net revenues from reimbursement by non-government payors. Historically, reimbursement rates paid by these payors generally have been higher than Medicare and other government program rates in all areas except for certain services provided by NMC Homecare. However, non-government payors are imposing cost containment measures that are creating significant downward pressure on reimbursement levels that FMCH receives for its services and products.

     Dialysis Services operated or managed dialysis centers in 14 foreign countries at June 30, 1997. In certain countries, FMCH experiences lower reimbursement rates per treatment for dialysis services than are generally realized in the U.S. FMCH's international dialysis services operations currently generate less operating profit per treatment than domestic dialysis operations due to both the lower reimbursement rates in some countries and the start-up nature of many of the centers in foreign countries.

RESULTS OF OPERATIONS
   The following table summarizes certain unaudited operating results of FMCH by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Renal Products to DSD.

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                 JUNE 30,
                                                             ------------------         ----------------
                                                               1997       1996           1997      1996
                                                               ----       ----           ----      ----
                                                            (DOLLARS IN MILLIONS)     (DOLLARS IN MILLIONS)
    Net Revenues:
       Dialysis Services ................................      $ 484     $ 443         $   944     $   862
       Dialysis Products ................................        168        80             327         160
       NMC Homecare .....................................         55        78             119         156
       Intercompany Eliminations ........................        (61)      (49)           (120)        (98)
                                                               -----     -----         -------     -------
    Total Net Revenues ..................................      $ 646     $ 552         $ 1,270     $ 1,080
                                                               =====     =====         =======     =======
    Operating Earnings:
       Dialysis Services ................................      $  61     $  67         $   122     $   129
       Dialysis Products ................................         23        12              42          21
       NMC Homecare .....................................          2         5               5          12
                                                               -----     -----         -------     -------
    Total Operating Earnings ............................      $  86     $  84         $   169         162
                                                               =====     =====         =======     =======
    Other Expenses:
       General Corporate ................................      $  13     $  13         $    37     $    34
       Research & Development ...........................          1         1               2           1
       Interest Expense, Net ............................         46         7              87          15
                                                               -----     -----         -------     -------
    Total Other Expenses ................................      $  60     $  21         $   126     $    50
                                                               -----     -----         -------     -------
    Earnings Before Income Taxes ........................         26        63              43         112
    Provision for Income Taxes ..........................         16        29              26          52
                                                               -----     -----         -------     -------
    Net Earnings ........................................      $  10     $  34         $    17     $    60
                                                               =====     =====         =======     =======

PROFORMA RESULTS OF OPERATIONS

        The following table represents the unaudited pro forma statements of operations of the Company for the three months ended and six months ended June 1996 assuming the Reorganization occurred on January 1, 1996 and the actual statements of operations for the three months ended and six months ended June 1996.

                                                            ACTUAL    PROFORMA         ACTUAL  PROFORMA
                                                            ------    --------         ------  --------
                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                             ------------------         ----------------
                                                              1996        1996          1996         1996
                                                              ----        ----          ----         ----
                                                            (DOLLARS IN MILLIONS)     (DOLLARS IN MILLIONS)

    Net Revenues:
       Dialysis Services ................................    $ 443     $ 443           $   862     $   862
       Dialysis Products ................................       80       150               160         298
       NMC Homecare .....................................       78        78               156         156
       Intercompany Eliminations ........................      (49)      (49)              (98)        (98)
                                                             -----     -----           -------     -------
    Total Net Revenues ..................................    $ 552     $ 622           $ 1,080     $ 1,218
                                                             =====     =====           =======     =======
    Operating Earnings:
       Dialysis Services ................................    $  67     $  67           $   129     $   129
       Dialysis Products ................................       12         8                21          21
       NMC Homecare .....................................        5         5                12          12
                                                             -----     -----           -------     -------

    Total Operating Earnings ............................    $  84     $  80           $   162     $   162
                                                             =====     =====           =======     =======
    Other Expenses:
       General Corporate ................................    $  13     $  31           $    34          63
       Research & Development ...........................        1         1                 1           3
       Interest Expense, Net ............................        7        39                15          76
                                                             -----     -----           -------     -------
    Total Other Expenses ................................    $  21     $  71           $    50     $   142
                                                             -----     -----           -------     -------
    Earnings Before Income Taxes ........................       63         9               112          20
    Provision for Income Taxes ..........................       29        11                52          20
                                                             -----     -----           -------     -------
    Net Earnings  (Loss) ................................    $  34     $  (2)          $    60        $-0-
                                                             =====     =====           =======     =======

EFFECT OF REORGANIZATION ON RESULTS OF OPERATIONS

In accordance with U.S. GAAP relating to purchase accounting rules, the Company adjusted to fair value its assets and liabilities which, on a pro forma basis, would have resulted in increased amortization of approximately $15 million and $30 million for the second quarter 1996 and first six months of 1996, respectively, as shown in the pro forma statement of operations as part of General Corporate expenses. In addition, as part of the Reorganization, the Company incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amounts of $32 million and $62 million for the second quarter 1996 and the first six months of 1996, respectively, on a pro forma basis. In connection with the Reorganization, the addition of FUSA for the first six months of 1996 would have resulted in increased revenues for Dialysis Products of $70 million and $138 million and decreased operating earnings for Dialysis Products of $4 million and $0 million for the second quarter 1996 and first six months of 1996, respectively, on a pro forma basis. The Reorganization would have resulted in a decrease in the Company's provision for income taxes of $18 million and $32 million for the second quarter 1996 and the first six months of 1996, respectively, on a pro forma basis. As a result of the above adjustments, on a pro forma basis, the Company would have reported a net loss of $2 million for the second quarter 1996 and would have broken even for the first six months of 1996. Actual results show profit of $34 million for the second quarter 1996 and $60 million the first six months of 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Net revenues for the second quarter of 1997 increased by 17% ($94 million) over the comparable period of 1996, with Dialysis Services and Dialysis Products accounting for most of the increase. Net earnings for the second quarter of 1997 decreased 71% ($24 million) over the comparable period of 1996 as a result of higher interest expenses and depreciation and amortization expense.

     DIALYSIS SERVICES.

     Dialysis Services net revenues for the second quarter of 1997 increased by 9% ($41 million) over the comparable period of 1996, which included a favorable OBRA 93 adjustment ($10 million). The increase is primarily a result of a 15% increase in the number of treatments provided worldwide. This increase was partially offset by a decline in the domestic ancillary revenue rate ($5 million), and a $1 million decrease in diagnostic services revenues due to a decrease in the number of primary care tests. Laboratory testing revenues for the second quarter of 1997 were essentially the same as the similar period of 1996.

     Dialysis Services operating earnings for the second quarter of 1997 decreased by 9% ($6 million) over the comparable period of 1996 primarily as a result of the aforementioned favorable OBRA 93 adjustment in 1996 and decreased volume of diagnostic services tests. These decreases to operating earnings were partially offset by increased treatment volume.

     DIALYSIS PRODUCTS.

     Dialysis Products net revenues for the second quarter of 1997 increased by 110% ($88 million) over the comparable period of 1996 primarily due to $81 million of second quarter revenues of FUSA, which was contributed to FMCH by Fresenius Medical Care AG effective October 1, 1996. During the second quarter 1997, approximately $7 million of product sales were made between FUSA and the former Renal Products Division of NMC which have been eliminated for financial reporting. There were no such eliminations recorded in 1996 as the two companies were separate reporting entities.

     Dialysis Products operating earnings for the second quarter of 1997 increased by 92% ($11 million) over the comparable period of 1996 primarily due to the second quarter operating earnings of FUSA ($6 million). NMC's Renal Products Division's operating earnings increased by approximately $5 million during the quarter, primarily due to a reduction in operating expenses and distribution costs ($3 million) as well as one-time charges recorded in the second quarter of 1996 for legal expenses ($2 million).

     NMC HOMECARE.

     NMC Homecare's net revenues for the second quarter of 1997 decreased by 30% ($23 million) as compared to the second quarter of 1996. This is primarily due to decreased volume related to changes in Medicare qualification procedures for IDPN patients ($15 million), decreases in infusion therapy revenues mainly due to continued price compression from managed care ($6 million), and the effect of the sale of Home Health business ($3 million). These decreases were partially offset by increases in respiratory therapy revenues ($1 million).

     NMC Homecare's operating earnings for the second quarter of 1997 decreased by $3 million as compared to the second quarter of 1996, primarily due to continued pricing pressure resulting from managed care and the decline in the number of Medicare patients who receive IDPN treatments.

     OTHER EXPENSES.

     FMCH's other expenses for the second quarter of 1997 increased by 186% ($39 million) over the comparable period of 1996. General corporate expense remained the same due to reduced legal expenses ($4 million), favorable savings in foreign exchange ($6 million), and other cost reductions ($5 million). These decreases to corporate expense were entirely offset by a $15 million increase to depreciation and amortization expense associated with the revaluation of intangible assets at the time of the Reorganization. Research and development expenses for the second quarter of 1997 were virtually the same as they were for the comparable period of 1996. Interest expense for the second quarter of 1997 increased by $39 million over the comparable period of 1996 mainly due to the large amount of bank debt incurred to finance the Reorganization and the interest expense associated with FUSA in the second quarter of 1997 ($2 million).

INCOME TAX RATE.

     The effective tax rate for the second quarter (59.8%) is significantly higher than the rate for the comparable period of 1996 (46.0%) due to the large amount of non-deductible goodwill incurred as a result of the Reorganization.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Net revenues for the first six months of 1997 increased by 18% ($190 million) over the comparable period of 1996, with Dialysis Services and Dialysis Products accounting for more than all of the entire increase. Net earnings for the first six months of 1997 decreased 72% ($43 million) over the comparable period of 1996 as a result of higher general corporate and interest expenses.

     DIALYSIS SERVICES.

     Dialysis Services net revenues for the first six months of 1997 increased by 10% ($82 million) over the comparable period of 1996, which included a favorable OBRA 93 adjustment ($10 million), primarily as a result of a 14% increase in the number of treatments provided worldwide. This increase was partially offset by a decline in the ancillary revenue rate ($3 million), and a $5 million decrease in diagnostic services revenues due to a decrease in the number of primary care tests. Laboratory testing revenues for the first six months of 1997 decreased by $1 million compared to the similar period of 1996. This was a result of a slight decrease in external lab testing volume.

     Dialysis Services operating earnings for the first six months of 1997 decreased by 5% ($7 million) over the comparable period of 1996 primarily as a result of the aforementioned favorable OBRA 93 adjustment in 1996 and decreases in volume of diagnostic services treatments and laboratory testing. These decreases to operating earnings were partially offset by increased treatment volume.

     DIALYSIS PRODUCTS.

     Dialysis Products net revenues for the first six months of 1997 increased by 104% ($167 million) over the comparable period of 1996, primarily due to $152 million of revenues for FUSA, which was contributed to FMCH by Fresenius Medical Care AG effective October 1, 1996. During 1997, approximately $17 million of product sales were made between FUSA and the former Renal Products Division of NMC which have been eliminated for financial reporting. There were no such eliminations recorded in 1996 as the two companies were separate reporting entities.

Dialysis Products operating earnings for the first six months of 1997 increased by 100% ($21 million) over the comparable period of 1996 primarily due to the operating earnings of FUSA ($16 million). NMC's Renal Products Division's operating earnings increased by approximately $5 million during the first six months primarily due to a reduction in operating expenses and distribution costs ($3 million) as well as one-time charges recorded in the second quarter of 1996 for legal expenses ($2 million).

     NMC HOMECARE.

     NMC Homecare's net revenues for the first six months of 1997 decreased by 24% ($37 million) as compared to the first six months of 1996. This is primarily due to decreased volume related to changes in Medicare qualification procedures for IDPN patients ($25 million), decreases in infusion therapy revenues mainly due to continued price compression from managed care ($12 million), and the effect of the sale of Home Health business ($2 million). These decreases were partially offset by increases in respiratory therapy revenues ($2 million).

     NMC Homecare's operating earnings for the first six months of 1997 decreased by $7 million as compared to the first six months of 1996, primarily due to continued pricing pressure resulting from managed care and the decline in the number of Medicare patients who receive IDPN treatments.

     OTHER EXPENSES.

     FMCH's other expenses for the first six months of 1997 increased by 152% ($76 million) over the comparable period of 1996. General corporate expense increased by 9% ($3 million) primarily due to increased depreciation and amortization expenses associated with the revaluation of intangible assets at the time of the Reorganization ($30 million), offset by reduced legal expenses ($9 million), favorable savings in foreign exchange ($10 million), and other cost reductions ($8 million). Research and development expenses for the first six months of 1997 were virtually the same as they were for the comparable period of 1996. Interest expense for the first six months of 1997 increased by ($72 million) over the comparable period of 1996 mainly due to the large amount of bank debt incurred to finance the reorganization and the interest expense associated with FUSA in the first six months of 1997 ($4 million).

     INCOME TAX RATE.

     The effective tax rate for the first six months of 1997 (60.5%) is significantly higher than the rate for the first six months of 1996 (46.3%) due primarily to the large amount of non-deductible goodwill incurred as a result of the reorganization.

LIQUIDITY AND CAPITAL RESOURCES

     FMCH made acquisitions totaling $278 million and $26 million, during the first six months of 1997 and 1996, respectively. FMCH made capital expenditures for internal expansion, improvements, new furnishings and equipment of $80 million and $58 million during the first six months of 1997 and 1996, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital-based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. FMCH may also make other strategic acquisitions in the future.

     FMCH also requires capital resources for working capital purposes. FMCH used cash to fund increases in accounts receivable of $57 million and $72 million during the first six months of 1997 and 1996, respectively. The increases in accounts receivable reflect growth in NMC's business operations and, beginning in 1994, the sharp reduction in IDPN claims approved for payment.

     FMCH during the first six months of 1997 funded its acquisitions and captial expenditures primarily through increased borrowings under its credit facility ($264 million) and increased borrowings from affiliates ($58 million). In addition, FMCH received a capital contribution of $34 million from Fresenius Medical Care, A.G, which was used in connection with an acquisition. FMCH generated net cash from operations of $43 million and $64 million during the first six months of 1997 and 1996, respectively. FMCH received net cash advances from Grace of $61 million during the first six months of 1996.

     Effective July 1, 1995, FMCH ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. If FMCH's position with respect to the retroactive application of OBRA 93 is not sustained, it may be required to refund amounts previously collected from private third-party payors (approximately $190 million through June 30, 1995) and rebill Medicare for these services, which would result in an estimated net cash and operating earnings loss of approximately $120 million as of June 30, 1997. FMCH began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, FMCH may be able to rebill such services to third-party payors and, as a result, FMCH's future results of operations and financial position would be favorably affected by the incremental revenue that FMCH would recognize.

     NMC entered into a $2.5 billion Credit Agreement on September 27, 1996 with a group of financial institutions. The Credit Agreement was used to fund a cash dividend to Grace Chemicals of approximately $2.1 billion, finance existing letters of credit and for general corporate purposes. In November 1996, Fresenius Medical Care implemented two financings which raised a total of $731 million, the proceeds of which were invested in FMCH through a $249 million equity infusion and a total of $482 million of loans to FMCH. The funds were used to repay certain borrowings under the Credit Agreement. Also in November 1996, Fresenius Medical Care became a guarantor under the NMC Credit Agreement. The Credit Agreement will be utilized to fund future capital requirements and acquisitions and, to the extent necessary, general corporate requirements, including future letters of credit, and any claims on the Company which may result from adverse settlements with the government on the OIG or other investigations.

     FMCH is party to a $200 million receivables financing arrangement. At June 30, 1997, $156 million was outstanding under this agreement, an increase of $8 million from December 31, 1996.

     In July 1997, FMCH signed a letter of intent with NationsBank to establish a new $200 million receivables financing facility to replace the existing financing facility with Citicorp. Proceeds from the NationsBank facility will be used to repay the Citicorp facility.

     The liquidity of FMCH is contingent upon a number of factors, principally FMCH's future operating results and the contingencies referred to below. FMCH believes that its current levels of liquidity, including availability under the NMC Credit Agreement, are sufficient to meet its foreseeable needs. If existing sources of funds are not sufficient to provide liquidity, FMCH may need to sell assets or obtain debt or equity financing from additional external sources. There can be no assurance that FMCH will be able to do so on satisfactory terms, if at all.

IMPACT OF INFLATION

     A substantial portion of FMCH's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. Non-governmental payors also are exerting downward pressure on reimbursement levels. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect FMCH's business and results of operations, possibly materially.

CONTINGENCIES

     FMCH is the subject of investigations by several federal agencies and authorities, is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, and is seeking to change a proposed revision to IDPN coverage policies. An adverse outcome in any of these matters, beyond the reserves which have established, could have a material adverse effect on FMCH's business, financial condition and results of operations.

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

     NMC management believes that its IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $153 million (net of a reserve of $52,000) and $140,000 (net of a reserve of $41,000) as of June 30, 1997 and December 31, 1996, respectively and currently increasing at the rate of approximately $2,000 per month. When the coverage guidelines were revised effective July 1996, as described below, some of NMC's claims continued to meet the more stringent coverage criteria established in the new guidelines and will probably be approved for payment by Medicare. NMC has reviewed the claims it has submitted for patients who started on IDPN therapy before July 1996 and continued on therapy after July 1996, but do not meet the new, more stringent coverage criteria, and believes that these claims were consistent with published Medicare coverage guidelines. NMC recognizes, however, that the regulations and coverage guidelines are ambiguous as to whether these patients' therapy continues to be covered by Medicare after the effective date of the new coverage criteria. NMC has continued to provide therapy to these patients and to pursue its appeals of these claims through the administrative process. If the government determines that continued coverage for these patients is inappropriate, such claims ultimately will not be paid. Amounts in receivable for these patients are approximately $12,000. Management believes it will be successful in the appeal of these claims. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the
nature of the coverage change, NMC's business, financial position     and
results of operations could be materially adversely affected.

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

     On July 15, 1997, National Medical Care, Inc. received an investigatory subpoena duces tecum requesting production of a number of patient records, in connection with the government's review of billing practices related to various services, equipment and supplies and payments made by third parties as compensation for administering IDPN therapy, described above.

     Each of the patients whose records were subpoenaed is, or was, a Medicare beneficiary. The subpoena calls for production of the records by August 15, 1997. The Company has discussed an extended schedule for production with the government. The result of the government's review of these records, its duration, and its effect, if any, on NMC cannot be predicted at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) ANNUAL MEETING. FMCH held its annual meeting of shareholders on June 11, 1997 (the "Meeting").


(b) ELECTION OF DIRECTOR. At the Meeting, the shareholders elected Ben J. Lipps, Ph.D. as a Class II director for a one-year term. Holders of shares representing 90,000,000 votes voted in favor of the election of Dr. Lipps to the Board of Directors, and holders of shares representing 127,136 votes voted against such election. There were no abstentions or broker non-votes.

     Dr. Gerd Krick and Udo Werle continued as Class III directors, whose terms expire in 1998. Geoffrey W. Swett and William F. Grieco continued as Class I directors, whose terms expire in 1999.


(c)  OTHER MATTERS. The following proposals were presented and acted upon at the
     Meeting:


                                                     Votes             Votes                     Broker
          Proposal                                    For             Against    Abstentions   Non-votes
          --------                                    ---             -------    -----------   ---------


     (1) To amend FMCH's Certificate of           90,000,008           127,136        0             0
         Incorporation to (i) eliminate
         classification of the Board of
         Directors and (ii) reduce the
         required number of directors
         to not less than three nor more
         than nine.


     (2) To amend FMCH's Certificate              90,000,000           127,136        0             0
         of Incorporation to change the
         name of the company to "Fresenius
         Medical Care Holdings, Inc."


     (3) To redeem the outstanding shares            128,736        90,000,000        0             0
         of the 6% Preferred Stock of FMCH
         and the Class A and B Preferred
         Stock of FMCH.

ITEM 5. OTHER INFORMATION

   On June 12, 1997, the Registrant amended its Certificate of Incorporation to change Registrant's name to "Fresenius Medical Care Holdings, Inc."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          Exhibit 3.1 Certificate of Amendment to Certificate of Incorporation filed June 12, 1997

          Exhibit 3.2     Amended and Restated By-laws of the Registrant

          Exhibit 11      Statement re Computation of Per Share Earnings

   (b)    Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Fresenius Medical Care Holdings, Inc.



Date: August 14, 1997                 /S/ Ben J. Lipps
      ---------------                 ----------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




Date: August 14, 1997                 /S/ Christian Fischer
     ----------------                 ---------------------
                                      NAME: Christian Fischer
                                      TITLE: Principal Financial Officer