Form 10-Q
period 1997-09-30
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1997-11-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720
                                                 ------

                      FRESENIUS MEDICAL CARE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       New York                               13-3461988
   ----------------------------------------------       ------------------------
   (State or Other Jurisdiction of Incorporation)       (I.R.S. Employer ID No.)

Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA            02173
-----------------------------------------------------          ----------
       (Address of Principal Executive Office)                 (Zip Code)


Registrant's Telephone Number, Including Area Code: 781-402-9000
----------------------------------------------------------------

   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 90,000,000 shares of common stock, par value $1.00 per share, all of which are held by Fresenius Medical Care AG.

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

PART I: FINANCIAL INFORMATION

      ITEM 1:     FINANCIAL STATEMENTS

                  Consolidated Statements of Earnings
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II: OTHER INFORMATION

       ITEM 1:    Legal Proceedings
       ITEM 5:    Other Information
       ITEM 6:    Exhibits and Reports on Form 8-K

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    SUCCESSOR       PREDECESSOR
                                                  -------------    -------------
                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                       1997             1996
                                                  -------------    -------------

NET REVENUES
     Health care services ......................     $542,884        $495,844
     Medical supplies ..........................      114,043          38,406
                                                     --------        --------
                                                      656,927         534,250
                                                     --------        --------

EXPENSES
     Cost of health care services ..............      328,864         305,454
     Cost of medical supplies ..................       82,642          25,246
     General and administrative expenses .......       93,903         114,328
     Provision for doubtful accounts ...........       28,853          37,547
     Depreciation and amortization .............       60,659          30,936
     Research and development ..................          441             598
     Allocation of Grace Chemicals expenses ....          ---           1,536
     Interest expense, net, and related
       financing costs .........................       49,182           1,862
                                                     --------        --------
                                                      644,544         517,507
                                                     --------        --------
EARNINGS BEFORE INCOME TAXES ...................       12,383          16,743
PROVISION FOR INCOME TAXES .....................        7,254          14,225
                                                     --------        --------
NET EARNINGS ...................................     $  5,129        $  2,518
                                                     ========        ========

Earnings per share .............................     $   0.05        $   0.04

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   SUCCESSOR       PREDECESSOR
                                                                 ------------     -------------
                                                                  NINE MONTHS      NINE MONTHS
                                                                     ENDED            ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                      1997             1996
                                                                 -------------    -------------

NET REVENUES
     Health care services ...................................      $1,582,447       $1,495,451
     Medical supplies .......................................         344,398          119,209
                                                                   ----------       ----------
                                                                    1,926,845        1,614,660
                                                                   ----------       ----------

EXPENSES
     Cost of health care services ...........................         953,826          888,441
     Cost of medical supplies ...............................         247,720           80,545
     General and administrative expenses ....................         282,189          319,466
     Provision for doubtful accounts ........................          71,285           80,475
     Depreciation and amortization ..........................         177,328           93,097
     Research and development ...............................           2,311            1,906
     Allocation of Grace Chemicals expenses .................             ---            5,322
     Interest expense, net, and related financing costs .....         136,373           16,325
                                                                   ----------       ----------
                                                                    1,871,032        1,485,577
                                                                   ----------       ----------
EARNINGS BEFORE INCOME TAXES ................................          55,813          129,083
PROVISION FOR INCOME TAXES ..................................          33,513           66,202
                                                                   ----------       ----------
NET EARNINGS ................................................      $   22,300       $   62,881
                                                                   ==========       ==========

Earnings per share ..........................................      $     0.24       $     0.66

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       SUCCESSOR
                                                                         -------------------------------------
                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             1997                     1996
                                                                         -------------            ------------
                                                                          (UNAUDITED)

ASSETS
------
Current Assets:
     Cash and cash equivalents .....................................      $   17,958               $   50,422
     Accounts receivable, less allowances of $146,678  and
       $153,939 ....................................................         544,964                  516,083
     Inventories ...................................................         156,910                  153,480
     Deferred income taxes .........................................         120,121                  146,751
     Other current assets ..........................................         113,335                   86,907
                                                                          ----------               ----------
          Total Current Assets .....................................         953,288                  953,643
                                                                          ----------               ----------
Properties and equipment, net ......................................         635,053                  525,988
                                                                          ----------               ----------

Other Assets:
     Excess of cost over the fair value of net assets
       acquired and other intangible assets, net of
       accumulated amortization of $132,882 and $37,933 ............       3,325,380                3,057,957
     Other assets and deferred charges .............................          46,778                   58,491
                                                                          ----------               ----------
          Total Other Assets .......................................       3,372,158                3,116,448
                                                                          ----------               ----------
Total Assets .......................................................      $4,960,499               $4,596,079
                                                                          ==========               ==========

LIABILITIES AND EQUITY

Current Liabilities:
     Current portion of long-term debt and capitalized lease
       obligations .................................................      $   28,714               $   56,270
     Short-term borrowings from affiliates .........................             ---                   12,193
     Accounts payable ..............................................         136,333                  131,314
     Accrued liabilities ...........................................         388,272                  421,240
     Net payable to affiliates .....................................          26,645                   32,590
     Accrued income taxes ..........................................           5,203                   18,530
                                                                          ----------               ----------
          Total Current Liabilities ................................         585,167                  672,137
Long-term debt .....................................................       1,599,956                1,420,959
Non-current borrowings from affiliates .............................         647,082                  504,693
Capitalized lease obligations ......................................          11,822                   17,246
Deferred income taxes ..............................................         140,809                  179,290
Other liabilities ..................................................          26,725                   34,015
                                                                          ----------               ----------
          Total Liabilities ........................................       3,011,561                2,828,340
                                                                          ----------               ----------

Equity:
     Equity ........................................................       1,968,909                1,768,574
     Cumulative translation adjustment .............................         (19,971)                    (835)
                                                                          ----------               ----------
          Total Equity .............................................       1,948,938                1,767,739
                                                                          ----------               ----------
Total Liabilities and Equity .......................................      $4,960,499               $4,596,079
                                                                          ==========               ==========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      SUCCESSOR             PREDECESSOR
                                                                                     ------------          -------------
                                                                                     NINE MONTHS            NINE MONTHS
                                                                                        ENDED                  ENDED
                                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                                         1997                   1996
                                                                                     ------------          -------------

Cash Flows Provided by Operating Activities:
     Net earnings ..............................................................      $   22,300            $    62,881
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization ........................................         177,328                 93,097
          Provision for doubtful accounts ......................................          71,285                 80,475
          Provision for (benefit of) deferred income taxes .....................         (11,851)                 8,286
          Loss on disposal of properties and equipment .........................             739                  5,816

   Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
          Increase in accounts receivable ......................................         (64,105)               (82,981)
          (Increase) decrease in inventories ...................................            (439)                 2,570
          Increase in other current assets .....................................         (22,871)               (20,569)
          Decrease in other assets and deferred charges ........................           6,566                    987
          Decrease in accounts payable .........................................         (12,559)               (12,454)
          Decrease in accrued income taxes .....................................          (8,774)                (5,541)
          Decrease in accrued liabilities ......................................         (38,332)               (17,282)
          (Decrease) increase in other long-term liabilities ...................          (8,974)                 5,320
          Net changes due to/from affiliates ...................................          (5,945)                    --
          Other, net ...........................................................           1,410                  2,812
                                                                                      ----------            -----------
     Net cash provided by operating activities .................................         105,778                148,325
                                                                                      ----------            -----------

Cash Flows from Investing Activities:
          Capital expenditures .................................................        (116,840)               (92,853)
          Payments for acquisitions, net of cash acquired ......................        (406,747)               (89,090)
                                                                                      ----------            -----------
     Net cash used in investing activities .....................................        (523,587)              (181,943)
                                                                                      ----------            -----------

Cash Flows from Financing Activities:

          Increase in borrowings from affiliates ...............................          72,993                     --
          Cash dividends paid ..................................................            (390)            (2,114,396)
          Proceeds on issuance of debt .........................................       1,095,678              2,390,607
          Payments on debt and capitalized leases ..............................        (960,231)              (338,793)
          Contributed capital from Fresenius Medical Care AG ...................         178,425                    ---
          Advances from Grace Chemicals, net ...................................             ---                279,819
                                                                                      ----------            -----------
     Net cash provided by financing activities .................................         386,475                217,237
                                                                                      ----------            -----------
Effects of changes in foreign exchange rates ...................................          (1,130)                 3,353
                                                                                      ----------            -----------
(Decrease) increase in cash and cash equivalents ...............................         (32,464)               186,972
Cash and cash equivalents at beginning of period ...............................          50,422                 33,530
                                                                                      ----------            -----------
Cash and cash equivalents at end of period .....................................      $   17,958            $   220,502
                                                                                      ==========            ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest .............................................................      $   94,551            $    21,328
          Income taxes .........................................................          57,695                 59,308
     Intercompany borrowings of investment securities for acquisitions .........      $   57,202                     --

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

    The Company is primarily engaged in (i) providing kidney dialysis services, and clinical laboratory testing (ii) manufacturing and distributing products and equipment for dialysis treatment and (iii) providing home infusion therapy, home respiratory services, diagnostic services and other medical services.

THE REORGANIZATION

    The Reorganization, which was effective September 30, 1996, resulted from the culmination of the following transactions: (1) NMC, which was a subsidiary of W. R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2,300,000 and paid a cash dividend of approximately $2,100,000 to Grace Chemicals; (2) the stock of NMC was transferred to Grace
New York, so that NMC and Grace Chemicals became sibling subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution; (4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York (the "Class D Preferred Stock") for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of Fresenius Medical Care AG ("FMC"), and Fresenius AG's worldwide dialysis business ("FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC. All of the Grace New York (now Fresenius Medical Care Holdings, Inc. ("FMCH")) common stock is held by FMC, while the Class D Preferred Stock (which entitles its shareholders to a contingent dividend based on the consolidated performance of FMC in the years 1997-2001) and other previously issued classes of FMCH preferred stock remain outstanding.

    Effective October 1, 1996, FMC contributed all of the assets and liabilities of FUSA to FMCH. The contribution of FUSA to FMCH by FMC was accounted for on the cost basis since FUSA was a subsidiary under control of a common parent. These consolidated financial statements include the results of FUSA's operations and cash flows for the period January 1, 1997 through September 30, 1997.

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

    The Company has also recorded adjustments to increase liabilities assumed by approximately $123,000 for pre-acquisition contingencies primarily related to legal settlements and the anticipated costs incurred in the defense of litigation. These adjustments resulted from discussions with the government in March 1997. The Company has provided an estimate of legal costs at the low end of an expected range, but the ultimate costs could be significantly higher. The Company is in discussions with the government regarding these matters. Any difference between the final settlement and the Company's estimate would be adjusted to goodwill, if determined within the allocation period, or charged to income if determined thereafter. In addition, the Company has accrued approximately $50,000 for certain costs related to the closing of certain renal products manufacturing and distribution operations as well as the closing of certain clinics of the Homecare Division. These restructuring costs primarily relate to severance payments and lease commitments. Through the period ended September 30, 1997 approximately $18,200 in payments have been applied against the pre-acquisition contingencies and $36,100 against the restructuring costs.

OTHER

    The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financials which are contained in the Company's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the interim financial statements. The results for the nine month period ended September 30, 1997 may not necessarily be indicative of the results for the fiscal year ended December 31, 1997.

    All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. INVENTORIES

                                                                                                   SUCCESSOR
                                                                                    --------------------------------------
                                                                                    SEPTEMBER 30,             DECEMBER 31,
                                                                                        1997                      1996
                                                                                    -------------             ------------
Inventories:
  Raw materials ................................................................       $ 29,299                 $ 41,659
  Manufactured goods in process ................................................          6,910                   11,837
  Manufactured and purchased inventory available for sale ......................         89,387                   64,156
                                                                                       --------                 --------
                                                                                        125,596                  117,652
   Health care supplies ........................................................         31,314                   35,828
                                                                                       --------                 --------
       Total ...................................................................       $156,910                 $153,480
                                                                                       ========                 ========

NOTE 3. DEBT

    Long-term debt to outside parties consists of:

                                                                                                   SUCCESSOR
                                                                                    --------------------------------------
                                                                                    SEPTEMBER 30,             DECEMBER 31,
                                                                                        1997                      1996
                                                                                    -------------             ------------

Credit Agreement ...............................................................     $1,598,500                1,411,000
Third-party debt, primarily bank borrowings at variable
  interest rates (3% - 14%) with various maturities ............................         20,473                   57,101
                                                                                     ----------                ---------
                                                                                      1,618,973                1,468,101
Less amounts classified as current .............................................         19,017                   47,142
                                                                                     ----------                ---------
                                                                                     $1,599,956                1,420,959
                                                                                     ==========                =========

INTEREST RATE SWAP AGREEMENTS

NMC has entered into interest rate swap agreements with various commercial banks for notational amounts totaling $1,600,000. These agreements effectively change NMC interest rate exposure on the majority of its revolving loans to fixed rates of interest between 5.76% and 6.60%. The first set of swap agreements became effective on April 3, 1997. The second set of swap agreements were entered into on June 17, 1997 and become effective on December 19, 1997 and April 3, 1998, respectively. These swap agreements expire at various dates between December 15, 1997 and December 19, 2003. NMC had agreed under its Credit Agreement to have at least $500,000 of interest rate protection.

FINANCING AGREEMENT

On August 28, 1997, FMCH established a new $204,000 receivables financing facility with NationsBank to replace its former financing facility with Citicorp. The agreement has an effective interest rate of 5.66% and matures on August 27, 1998. Proceeds of $200,000 have been drawn down under the NationsBank agreement.

SALE-LEASEBACK AGREEMENTS

On September 30, 1997 FUSA entered into an amendment to its existing sale-leaseback agreements with Deutsche Bank. Pursuant to such amendment, FUSA sold to Deutsche Bank certain equipment that it had recently acquired to expand the capacity of its Ogden, Utah manufacturing facility. The purchase price of the equipment was $13,109.

NOTE 4. EQUITY

At September 30, 1997, and December 31, 1996, respectively, the components of FMCH's Equity, excluding Cumulative Translation Adjustment, as presented in the Consolidated Balance Sheet are as follows:

                                                                                                  SUCCESSOR
                                                                                    ------------------------------------
                                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                        1997                    1996
                                                                                    -------------           ------------
Preferred Stocks, $100 par value
     - 6% Cumulative (1); 40,000
         shares authorized; 36,460 outstanding ...................................    $    3,646                  3,646
     - 8% Cumulative Class A (2); 50,000 shares authorized;
         16,176 outstanding ......................................................         1,618                  1,618
     - 8% Non-cumulative Class B (2); 40,000 shares
         authorized; 21,483 outstanding ..........................................         2,148                  2,148
                                                                                      ----------              ---------
                                                                                           7,412                  7,412

Preferred Stocks, $.10 par value - Non-cumulative Class D (3),
  100,000,000 shares authorized; 89,061,590 outstanding ..........................         8,906                  8,906
                                                                                      ----------              ---------
          Total Preferred ........................................................        16,318                 16,318

Common Stock, $1 par value: 300,000,000 shares authorized,
  90,000,000 outstanding .........................................................        90,000                 90,000
Paid in Capital ..................................................................     1,901,770              1,723,345
Retained Earnings (Deficit) ......................................................       (39,179)               (61,089)
                                                                                      ----------              ---------
          Total Equity ...........................................................    $1,968,909              1,768,574
                                                                                      ==========              =========

(1) 160 votes per share
(2) 16 votes per share
(3) 1/10 vote per share

NOTE 5. COMMITMENTS AND CONTINGENCIES

CONTINGENT NON-NMC LIABILITIES OF GRACE NEW YORK (NOW KNOWN AS FRESENIUS MEDICAL CARE HOLDINGS, INC.)

    In connection with the Reorganization, Grace Chemicals agreed to indemnify Grace New York and NMC against all liabilities of Grace New York, whether relating to events occurring before or after the Reorganization, other than liabilities arising from or relating to NMC operations. Grace New York is contingently liable for certain liabilities with respect to pre-Reorganization matters that are not related to NMC operations. Grace New York believes that in view of the nature of the non-NMC liabilities and Grace Chemicals' financial position, the risk of significant loss from non-NMC liabilities is remote.

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

DIAGNOSTICS SUBPOENA

    On October 31, 1996, Biotrax International Inc. ("Biotrax") and NMC Diagnostic Services, Inc. ("DSI"), both of which are subsidiaries of FMCH, received an investigatory subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and made extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC cannot be predicted at this time. If, however, the results of this investigation are adverse to the Company, the Company could face the same types of potential consequences of the OIG investigation.

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

PENNSYLVANIA, DELAWARE AND NEW JERSEY

    The Company and NMC have become aware that a qui tam action has been filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). The original complaint in the Pennsylvania Action was filed under seal in February of 1996. The seal with respect to the complaint was partially lifted pursuant to court order to permit the government to provide NMC with a copy of the complaint. Pursuant to a court order dated November 15, 1996, the seal was further modified to permit the Company and NMC to disclose the complaint to the underwriters involved in the Offerings and their counsel, to Fresenius AG, and to lending institutions to whom NMC has contractual obligations, their successors and assigns and their respective counsel and to disclose allegations in the complaint in the Company's filings under the Securities Act with respect to the Offerings and in the Company's periodic filings under the Exchange Act.

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

     The Company and NMC have become aware that three additional qui tam actions were filed in the Eastern District of Pennsylvania on May 26, 1995, August 23, 1996 and November 4, 1996 (the "Additional Pennsylvania Actions"). The seal with respect to each of the complaints was partially lifted pursuant to court order to permit the government to provide the Company, NMC and other affiliated defendants with a copy of the complaint. Pursuant to three separate court orders dated August 26, 1997, the seal was further modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose allegations in the complaints in their respective SEC and NYSE periodic required filings.

    The first qui tam alleges, among other things, that Biotrax International, Inc. ("Biotrax"), a subsidiary of NMC, violated the False Claims Act in connection with its submission of claims to the Medicare program for diagnostic tests and induced overutilization of such tests in the medical community through improper marketing practices also in violation of the Act.

    The second qui tam alleges, among other things, that Biotrax and NMC Diagnostic Services ("DSI") induced overutilization of diagnostic tests by several named and unnamed physician defendants in the local medical community, through improper marketing practices and fee arrangements, in violation of the False Claims Act.

    The third qui tam alleges, among other things, that NMC, DSI and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program by improperly upcoding and otherwise billing for various diagnostic tests.

    Each of the complaints in the Additional Pennsylvania Actions claims that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to US-$10,000 per false claim. An adverse result in any of the Additional Pennsylvania Actions could have a material adverse affect on the Company's business, financial conditions or results of operations.

    The Company, and NMC also have become aware of two additional qui tam actions -- one filed in the District of Delaware on January 29, 1997 (the "Delaware Action") and the second filed in the District of New Jersey on February 26, 1997 (the "New Jersey Action").

    The Delaware Action alleges, among other things, that NMC and Biotrax a subsidiary of NMC, violated the False Claims Act in connection with its submission of claims to the Medicare program for diagnostic tests, and induced overutilization of such tests through improper marketing practices which provided impermissible incentives to health care providers to order these tests.

    The New Jersey Action alleges, among other things, that DSI and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for reimbursement for diagnostic tests, by causing unnamed physicians to overutilize these tests through a variety of fee arrangements and other impermissible inducements.

    Each of the qui tam complaint in the Delaware and New Jersey Actions claims that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to US-$10,000 per false claim. An adverse result in either of the Delaware or New Jersey Actions could have a material adverse affect on the Company's business, financial conditions or result of operations.

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

    In April 1995, HCFA issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. Under the new instruction, no 18-month coordination of benefits period would arise and Medicare would remain the primary payor for the patients affected by OBRA93. HCFA further proposed that its new instruction be effective retroactive to August 1993, the effective date of OBRA 93. Consequently, FMCH may be required to refund payments received from employer health plans for services provided after August 1993 under HCFA's original instruction and to re-bill Medicare for the same services, which would result in a cumulative reduction of net revenues to NMC totaling approximately $120,000 as of September 30, 1997. NMC believes that the April 1995 instruction letter issued by HCFA does not constitute a proper notice of final rulemaking and, accordingly, NMC continued to recognize revenues through the end of June 1995. If HCFA's instruction letter is adjudged by the courts to be the equivalent of a notice of proposed rulemaking, then NMC believes that a 60-day comment period would be required before the rule could become effective. Therefore, NMC believes that it would be allowed to recognize the higher reimbursement rate on dual eligible ESRD patients for 60 days subsequent to the HCFA instruction letter, or approximately through July 1, 1995. Effective July 1, 1995, NMC ceased to recognize the incremental revenue realized under the original instruction, which has resulted in a material reduction in NMC's operating earnings in comparison to prior periods in which NMC recognized such incremental revenue. However, NMC continued to bill the employer health plans as primary payors through December 31, 1995, at which time NMC commenced billing Medicare for the patients affected by OBRA 93.

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

INTRADIALYTIC PARENTERAL NUTRITION

    NMC administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. Since late 1993, Medicare claims processors have sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers are pursuing various administrative and legal remedies, including administrative appeals, to address this reduction. In November 1995, NMC filed a complaint in the U.S. District Court for the Middle District of Pennsylvania seeking a declaratory judgment and injunctive relief to prevent the implementation of this policy coverage change. Subsequently, the Court affirmed a prior report of the magistrate judge dismissing NMC's complaint without considering any substantive claims, on the grounds that the underlying cause of action should be submitted fully to the administrative review processes available under the Medicare Act. The Company decided not to appeal the Court's decision, but rather, to pursue the claims through the available administrative processes.

    NMC management believes that its IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $153 million (net of a reserve of $55 million) and $140 million (net of a reserve of $41 million) as of September 30, 1997 and December 31, 1996, respectively, and currently increasing at the rate of approximately $2,000 per month. When the coverage guidelines were revised effective July 1996, as described below, some of NMC's claims continued to meet the more stringent coverage criteria established in the new guidelines and will probably be approved for payment by Medicare. NMC has reviewed the claims it has submitted for patients who started on IDPN therapy before July 1996 and continued on therapy after July 1996, but do not meet the new, more stringent coverage criteria, and believes that these claims were consistent with published Medicare coverage guidelines. NMC recognizes, however, that the regulations and coverage guidelines are ambiguous as to whether these patients therapy continues to be covered by Medicare after the effective date of the new coverage criteria. NMC has continued to provide therapy to these patients and to pursue its appeals of these claims through the administrative process. If the government determines that continued coverage for these patients is inappropriate, such claims ultimately will not be paid. Amounts in receivable for these patients are approximately $12 million. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.

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

OVERVIEW

    FMCH is primarily engaged in (a) providing kidney dialysis services and clinical laboratory testing, (b) manufacturing and distributing products and equipment for dialysis treatment, and (c) providing home infusion therapy, home respiratory services, diagnostic services and other medical services. Throughout FMCH's history, a significant portion of FMCH's growth has resulted from the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

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

    Dialysis Services operated or managed dialysis centers in 14 foreign countries at September 30, 1997. In certain countries, FMCH experiences lower reimbursement rates per treatment for dialysis services than are generally realized in the U.S. FMCH's international dialysis services operations currently generate less operating profit per treatment than domestic dialysis operations due to both the lower reimbursement rates in some countries and the start-up nature of many of the centers in foreign countries.

RESULTS OF OPERATIONS

    The following table summarizes certain unaudited operating results of FMCH by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Renal Products to DSD. This information has been reorganized and prior periods have been reclassified to conform with the business unit report of FMC.

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     --------------------           -----------------------
                                                                      1997           1996            1997             1996
                                                                      ----           ----           ------           ------
                                                                     (DOLLARS IN MILLIONS)           (DOLLARS IN MILLIONS)

Net Revenues:
    Dialysis Services ......................................          $487           $415           $1,390           $1,230
    Dialysis Products ......................................           170             80              497              240
    Homecare/Diagnostics ...................................            69             91              229              293
    Intercompany Eliminations ..............................           (69)           (51)            (189)            (148)
                                                                      ----           ----           ------           ------
Total Net Revenues .........................................          $657           $535           $1,927           $1,615
                                                                      ====           ====           ======           ======
Operating Earnings:
    Dialysis Services ......................................          $ 75           $ 35           $  199           $  169
    Dialysis Products ......................................            18             12               60               33
    Homecare/Diagnostics ...................................           (12)           (14)              (8)               1
                                                                      ----           ----           ------           ------
Total Operating Earnings ...................................          $ 81           $ 33           $  251           $  203
                                                                      ====           ====           ======           ======
Other Expenses:
    General Corporate ......................................          $ 19           $ 13           $   57           $   56
    Research & Development .................................             0              1                2                2
    Interest Expense, Net ..................................            49              2              136               16
                                                                      ----           ----           ------           ------

Total Other Expenses .......................................          $ 68           $ 16           $  195           $   74
                                                                      ----           ----           ------           ------
Earnings Before Income Taxes ...............................            13             17               56              129
Provision for Income Taxes .................................             8             14               34               66
                                                                      ----           ----           ------           ------
Net Earnings ...............................................          $  5           $  3           $   22           $   63
                                                                      ====           ====           ======           ======

PROFORMA RESULTS OF OPERATIONS

    The following table represents the unaudited pro forma statements of operations of the Company for the three months ended and nine months ended September 1996, assuming the Reorganization occurred on January 1, 1996, and the actual statements of operations for the three months ended and nine months ended September 1996.

                                                                     ACTUAL      PROFORMA          ACTUAL          PROFORMA
                                                                     ------      --------          ------          --------
                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     --------------------           -----------------------
                                                                      1996           1996            1996             1996
                                                                      ----           ----           ------           ------
                                                                     (DOLLARS IN MILLIONS)           (DOLLARS IN MILLIONS)

Net Revenues:
       Dialysis Services ...................................          $415           $415           $1,230           $1,230
       Dialysis Products ...................................            80            153              240              451
       Homecare/Diagnostics ................................            91             91              293              293
       Intercompany Eliminations ...........................           (51)           (51)            (148)            (148)
                                                                      ----           ----           ------           ------
   Total Net Revenues ......................................          $535           $608           $1,615           $1,826
                                                                      ====           ====           ======           ======
   Operating Earnings:
       Dialysis Services ...................................          $ 35           $ 35           $  169           $  169
       Dialysis Products ...................................            12              3               33               24
       Homecare/Diagnostics ................................           (14)           (14)               1                1
                                                                      ----           ----           ------           ------
   Total Operating Earnings ................................          $ 33           $ 24           $  203           $  194
                                                                      ====           ====           ======           ======
   Other Expenses:
       General Corporate ...................................          $ 13           $ 22           $   56               93
       Research & Development ..............................             1              1                2                4
       Interest Expense, Net ...............................             2             35               16              111
                                                                      ----           ----           ------           ------
   Total Other Expenses ....................................          $ 16           $ 58           $   74           $  208
                                                                      ----           ----           ------           ------
   Earnings Before Income Taxes ............................            17            (34)             129              (14)
   Provision for Income Taxes ..............................            14             (7)              66               13
                                                                      ----           ----           ------           ------
   Net Earnings  (Loss)  ...................................          $  3           $(27)          $   63           $  (27)
                                                                      ====           ====           ======           ======

EFFECT OF REORGANIZATION ON RESULTS OF OPERATIONS

In accordance with U.S. GAAP relating to purchase accounting rules, the Company adjusted to fair value its assets and liabilities which, on a pro forma basis, would have resulted in increased amortization of approximately $15 million and $45 million for the third quarter 1996 and first nine months of 1996, respectively, as shown in the pro forma statement of operations as part of General Corporate expenses. In addition, as part of the Reorganization, the Company incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amounts of $33 million and $95 million for the third quarter 1996 and the first nine months of 1996, respectively, on a pro forma basis. In connection with the Reorganization, the addition of FUSA for the first nine months of 1996 would have resulted in increased revenues for Dialysis Products of $73 million and $211 million and decreased operating earnings for Dialysis Products of $9 million and $9 million for the third quarter 1996 and first nine months of 1996, respectively, on a pro forma basis. The Reorganization would have resulted in a decrease in the Company's provision for income taxes of $21 million and $53 million for the third quarter 1996 and the first nine months of 1996, respectively, on a pro forma basis. As a result of the above adjustments, on a pro forma basis, the Company would have reported a net loss of $27 million for both the third quarter 1996 and first nine months of 1996. Actual results show profit of $3 million for the third quarter 1996 and $63 million the first nine months of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    Net revenues for the third quarter of 1997 increased by 23% ($122 million) over the comparable period of 1996, with Dialysis Services and Dialysis Products accounting for most of the increase. Net earnings for the third quarter of 1997 increased 67% ($2 million) over the comparable period of 1996 as a result of unfavorable one time adjustments made during the third quarter of 1996, partially offset by interest expenses and depreciation and amortization expense in 1997

    DIALYSIS SERVICES.

    Dialysis Services net revenues for the third quarter of 1997 increased by 17% ($72 million) over the comparable period of 1996, primarily as a result of a 17% increase in the number of treatments provided worldwide, partially offset by a decline in the domestic ancillary revenue rate ($13 million). Laboratory testing revenues for the third quarter of 1997 increased by $8 million over the comparable period of 1996. This was primarily due to the third quarter results of Spectra Laboratories ($12 million), acquired by FMCH in June 1997, partially offset by decreases in LifeChem testing volume ($4 million).

    Dialysis Services operating earnings for the third quarter of 1997 increased by 114% ($40 million) over the comparable period of 1996. This was primarily due to three unfavorable one time adjustments made during the third quarter of 1996; (writedowns in Portugal related to fraudulent activities ($10 million), increased reserves for certain Portuguese uncollectible accounts and tax matters ($10 million), and write-offs of Brazil franchise fees ($9 million)). The effect of these adjustments and the increase in treatment volume was partially offset by decreases in volume of LifeChem laboratory testing. Spectra Laboratories operating earnings for the third quarter was $2 million.

    DIALYSIS PRODUCTS.

    Dialysis Products net revenues for the third quarter of 1997 increased by 113% ($90 million) over the comparable period of 1996, primarily due to $76 million of third quarter revenues of FUSA, which was contributed to FMCH by Fresenius Medical Care AG effective October 1, 1996. During the third quarter 1997, approximately $14 million of product sales were made between FUSA and the former Renal Products Division of NMC which have been eliminated for financial reporting. There were no such eliminations recorded in 1996 as the two companies were separate reporting entities.

    Dialysis Products operating earnings for the third quarter of 1997 increased by 50% ($6 million) over the comparable period of 1996 primarily due to the third quarter operating earnings of FUSA ($4 million). NMC's Renal Products Division's operating earnings increased by approximately $2 million during the quarter, primarily due to a reduction in operating expenses and distribution costs ($1 million) as well as one-time charges recorded in the third quarter of 1996 for legal expenses ($1 million).

    HOMECARE/DIAGNOSTICS.

    Homecare/Diagnostics net revenues for the third quarter of 1997 decreased by 24% ($22 million) as compared to the third quarter of 1996. This is primarily due to decreased volume related to changes in Medicare qualification procedures for IDPN patients ($9 million), decreases in infusion therapy revenues mainly due to continued price compression from managed care ($6 million), the effect of the sale of Home Health business ($4 million), and decreases in the number of diagnostics services primary care tests ($5 million). These decreases were partially offset by increases in respiratory therapy revenues ($2 million).

    Homecare/Diagnostics operating earnings for the third quarter of 1997 increased by $2 million as compared to the third quarter of 1996, primarily due to increased bad debt provisions in the third quarter of 1996; approximately $12 million, partially offset by continued pricing pressure resulting from managed care, decline in the number of Medicare patients who receive IDPN treatments, and decreases in the volume of diagnostics services tests

    OTHER EXPENSES.

    FMCH's other expenses for the third quarter of 1997 increased by 325% ($52 million) over the comparable period of 1996. General corporate expenses increased by $6 million due primarily to a $16 million increase to depreciation and amortization expense associated with the revaluation of intangible assets at the time of the Reorganization. This was partially offset by favorable savings in foreign exchange ($8 million) and other cost reductions ($2 million). Research and development expenses for the third quarter of 1997 decreased by $1 million over the comparable period of 1996. Interest expense for the third quarter of 1997 increased by $47 million over the comparable period of 1996 mainly due to the large amount of bank debt incurred to finance the Reorganization and the interest expense associated with FUSA in the third quarter of 1997 ($3 million).

    INCOME TAX RATE.

    The effective tax rate for the third quarter 1997 (58.6%) is significantly lower than the rate for the comparable period of 1996 (85.0%) due primarily to non-deductible losses and asset writedowns in certain foreign countries in the third quarter of 1996, offset in part by non-deductible goodwill incurred as a result of the reorganization.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    Net revenues for the first nine months of 1997 increased by 19% ($312 million) over the comparable period of 1996, with Dialysis Services and Dialysis Products accounting for more than all of the entire increase. Net earnings for the first nine months of 1997 decreased 65% ($41 million) over the comparable period of 1996 as a result of increased interest expense partially offset by increased operating earnings of dialysis products and dialysis services.

    DIALYSIS SERVICES.

    Dialysis Services net revenues for the first nine months of 1997 increased by 13% ($160 million) over the comparable period of 1996, which included a favorable OBRA 93 adjustment ($10 million), primarily due to the result of a 15% increase in the number of treatments provided worldwide. This increase was partially offset by a decline in the ancillary revenue rate ($13 million). Laboratory testing revenues for the first nine months of 1997 increased by $7 million over the comparable period of 1996. This was primarily due to year to date September revenues of Spectra Laboratories ($17 million), acquired by FINCH in June 1997, partially offset by decreases in Lifetime testing volume ($10 million).

    Dialysis Services operating earnings for the first nine months of 1997 increased by 18% ($30 million) over the comparable period of 1996. This was primarily due to three unfavorable one time adjustments made during the third quarter of 1996; (write-down in Portugal related to fraudulent activities ($10 million), increased reserves for certain Portuguese uncollectible accounts and tax matters ($10 million), and write-offs of Brazil franchise fees ($9 million)). The effect of these adjustments and the increase in treatment volume was partially offset by the aforementioned OBRA 93 adjustment in 1996 and decreases in volume of LifeChem laboratory testing. Spectra Laboratories year to date September operating earnings was $2 million.

    DIALYSIS PRODUCTS.

     Dialysis Products net revenues for the first nine months of 1997 increased by 107% ($257 million) over the comparable period of 1996, primarily due to $228 million of revenues for FUSS, which was contributed to FINCH by Fresenius Medical Care AG effective October 1, 1996. During 1997, approximately $32 million of product sales were made between FUSA and the former Renal Products Division of NMC which have been eliminated for financial reporting. There were no such eliminations recorded in 1996 as the two companies were separate reporting entities.

Dialysis Products operating earnings for the first nine months of 1997 increased by 82% ($27 million) over the comparable period of 1996 primarily due to the operating earnings of FUSA ($20 million). NMC's Renal Products Division's operating earnings increased by approximately $7 million during the first nine months primarily due to a reduction in operating expenses and distribution costs ($4 million) as well as one-time charges recorded during 1996 for legal expenses ($3 million).

    HOMECARE/DIAGNOSTICS.

    Homecare/Diagnostics net revenues for the first nine months of 1997 decreased by 22% ($64 million) as compared to the first nine months of 1996. This is primarily due to decreased volume related to changes in Medicare qualification procedures for IDPN patients ($34 million), decreases in infusion therapy revenues mainly due to continued price compression from managed care ($18 million), the effect of the sale of Home Health business ($6 million), and decreases in the number of diagnostic services primary care tests
($10 million). These decreases were partially offset by increases in respiratory therapy revenues ($4 million).

    Homecare/Diagnostics operating earnings for the first nine months of 1997 decreased by $9 million as compared to the first nine months of 1996, primarily due to continued pricing pressure resulting from managed care, the decline in the number of Medicare patients who receive IDPN treatments, and decreases in the volume of diagnostic services tests, partially offset by increased bad debt provisions in 1996, approximately $16 million.

    OTHER EXPENSES.

    FMCH's other expenses for the first nine months of 1997 increased by 164% ($121 million) over the comparable period of 1996. General corporate expense increased by 2% ($1 million) primarily due to increased depreciation and amortization expenses associated with the revaluation of intangible assets at the time of the Reorganization ($46 million), offset by reduced legal expenses ($9 million), favorable savings in foreign exchange ($18 million), and other cost reductions ($18 million). Research and development expenses for the first nine months of 1997 were virtually the same as they were for the comparable period of 1996. Interest expense for the first nine months of 1997 increased by ($120 million) over the comparable period of 1996 mainly due to the large amount of bank debt incurred to finance the reorganization and the interest expense associated with FUSA in the first nine months of 1997 ($7 million).

    INCOME TAX RATE.

    The effective tax rate for the first nine months of 1997 (60.0%) is significantly higher than the rate for the first nine months of 1996 (51.3%) due primarily to the large amount of non-deductible goodwill incurred as a result of the reorganization, offset in part by non deductible losses and asset-writedowns in certain foreign countries in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     FMCH made acquisitions totaling $464 million (including $57 million issuance of investment securities) and $89 million, during the first nine months of 1997 and 1996, respectively. FMCH made capital expenditures for internal expansion, improvements, new furnishings and equipment of $117 million and $93 million during the first nine months of 1997 and 1996, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital-based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. FMCH may also make other strategic acquisitions in the future.

    FMCH also requires capital resources for working capital purposes. FMCH used cash to fund increases in accounts receivable of $64 million and $83 million during the first nine months of 1997 and 1996, respectively. The increases in accounts receivable reflect growth in NMC's business operations and, beginning in 1994, the sharp reduction in IDPN claims approved for payment.

     FMCH during the first nine months of 1997 funded its acquisitions and capital expenditures primarily through increased borrowings under its credit facility ($187 million) and increased borrowings from affiliates ($73 million). In addition, FMCH received capital contributions of $178 million from Fresenius Medical Care, AG, which were used primarily in connection with repayment of external debt and acquisitions. In addition, acquisitions were also funded through issuance of investment securities by a Luxemborg subsidiary ("FMC Finance), of Fresenius Medical Care AG ("FMC"). An intercompany payable
($57 million) has been established between FMC Finance and FMCH. FMCH received net cash advances from Grace of $280 million during the first nine months of 1996.

    Effective July 1, 1995, FMCH ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. If FMCH's position with respect to the retroactive application of OBRA 93 is not sustained, it may be required to refund amounts previously collected from private third-party payors (approximately $190 million through June 30, 1995) and rebill Medicare for these services, which would result in an estimated net cash and operating earnings loss of approximately $120 million as of September 30, 1997. FMCH began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, FMCH may be able to rebill such services to third-party payors and, as a result, FMCH's future results of operations and financial position would be favorably affected by the incremental revenue that FMCH would recognize.

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

    On August 28, 1997, FMCH established a new $204,000 receivables financing facility with NationsBank to replace its former financing facility with CitiCorp. The agreement has an effective interest rate of 5.66% and matures on August 27, 1998. Proceeds of $200 million have been drawn down under the NationsBank agreement, an increase of $52 million from December 31, 1996.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128"), which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options warrants, convertible securities or contingent stock arrangements). SFAS 128 also requires a presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company does not believe that the effect on the Company's earnings per share resulting from the adoption of SFAS 128 will be material.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

INTRADIALYTIC PARENTERAL NUTRITION

    NMC administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. Since late 1993, Medicare claims processors have sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims currently being paid by Medicare represents an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers are pursuing various administrative and legal remedies, including administrative appeals, to address this reduction. In November 1995, NMC filed a complaint in the U.S. District Court for the Middle District of Pennsylvania seeking a declaratory judgment and injunctive relief to prevent the implementation of this policy coverage change. Subsequently, the Court affirmed a prior report of the magistrate judge dismissing NMC's complaint without considering any substantive claims, on the grounds that the underlying cause of action should be submitted fully to the administrative review processes available under the Medicare Act. The Company decided not to appeal the Court's decision, but rather, to pursue the claims through the available administrative processes.

    NMC management believes that its IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $153 million (net of a reserve of $55 million) and $140 million (net of a reserve of $41 million) as of September 30, 1997 and December 31, 1996, respectively and currently increasing at the rate of approximately $2,000 per month. When the coverage guidelines were revised effective July 1996, as described below, some of NMC's claims continued to meet the more stringent coverage criteria established in the new guidelines and will probably be approved for payment by Medicare. NMC has reviewed the claims it has submitted for patients who started on IDPN therapy before July 1996 and continued on therapy after July 1996, but do not meet the new, more stringent coverage criteria, and believes that these claims were consistent with published Medicare coverage guidelines. NMC recognizes, however, that the regulations and coverage guidelines are ambiguous as to whether these patients' therapy continues to be covered by Medicare after the effective date of the new coverage criteria. NMC has continued to provide therapy to these patients and to pursue its appeals of these claims through the administrative process. If the government determines that continued coverage for these patients is inappropriate, such claims ultimately will not be paid. Amounts in receivable for these patients are approximately $12,000. If NMC is unable to collect its IDPN receivable, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial position and results of operations could be materially adversely affected.

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

ITEM 5. OTHER INFORMATION

       On June 12, 1997, the Company amended its Certificate of Incorporation to change Company's name to "Fresenius Medical Care Holdings, Inc."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit 3.1 Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W. R. Grace & Co.) under Section 402 of the New York Business Corporation Law dated March 23, 1988 (incorporated herein by reference to the Form 8-K of the Company filed on May 9, 1988).

       Exhibit 3.2 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W. R. Grace & Co.) under Section 805 of the New York Business Corporation Law dated May 25, 1988 (changing the name to W. R. Grace & Co., incorporated herein by reference to the Form 8-K of the Company filed on May 9, 1988).

       Exhibit 3.3 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W. R. Grace & Co.) under Section 805 of the New York Business Corporation Law dated September 27, 1996 (incorporated herein by reference to the Form 8-K of the Company filed with the Commission on October 15,
                         1996).

       Exhibit 3.4 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W. R. Grace & Co.) under Section 805 of the New York Business Corporation Law dated September 27, 1996 (changing the name to Fresenius National Medical Care Holdings, Inc., incorporated herein by reference to the Form 8-K of the Company filed with the Commission on October 15, 1996).

       Exhibit 3.5 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. under Section 805 of the New York Business Corporation Law dated June 12, 1997 (changing name to Fresenius Medical Care Holdings, Inc., incorporated herein by reference to the Form 10-Q of the Company filed with the Commission on August 14, 1997).

       Exhibit 3.6 Amended and Restated By-laws of Fresenius Medical Care Holdings, Inc. (incorporated herein by reference to the Form 10-Q of the Company filed with the Commission on August 14, 1997.

       Exhibit 10.1 Amendment No. 3 dated June 13, 1997 to the Credit Agreement dated as of September 27, 1996 , among National Medical Care, Inc. and Certain Subsidiaries and Affiliates , as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended.

       Exhibit 10.2 Amendment No. 4, dated August 26, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A. , Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended.

       Exhibit 10.3 Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC Funding Corporation.

       Exhibit 10.4 Transfer and Administration Agreement dated August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein and NationsBank, N.A., as agent.

       Exhibit 11        Statement re. Computation of Per Share Earnings

       Exhibit 27        Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fresenius Medical Care Holdings, Inc.



DATE: November 14, 1997            /s/ Ben J. Lipps
      -----------------            ------------------------------------------
                                   NAME:  Ben J. Lipps
                                   TITLE: President (Chief Executive Officer)




DATE: November 14, 1997            /s/ Jerry A. Schneider
      -----------------            ------------------------------------------
                                   NAME:  Jerry A. Schneider
                                   TITLE: Chief Financial Officer