Form 10-K405
period 1997-12-31
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1998-03-24
CIK 42872

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       FOR THE TRANSITION PERIOD FROM        TO        .

                          COMMISSION FILE NUMBER 1-3720

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

Registrant's telephone number, including area code: 781-402-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

      Class D Special Dividend Preferred Stock, par value $.10 per share

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).
$12,310,327 March 12, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 23, 1998, 90,000,000 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Information Statement with respect to its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998. (Part III)

                                TABLE OF CONTENTS


PART I

Item 1.  Business..............................................................4
Item 2.  Properties...........................................................37
Item 3.  Legal Proceedings ...................................................38
Item 4.  Submission of Matters to a Vote of Security Holders..................53

PART II  .....................................................................53

Item 5.  Market Price for Registrant's Common Equity and Related
                  Stockholder Matters.........................................53
Item 6.  Selected Financial Data..............................................54
Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................55
Item 8.  Consolidated Financial Statements and Supplementary Data.............61
Item 9.  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................62

PART III .....................................................................62

Item 10. Directors and Executive Officers of the Registrant ..................62
Item 11. Executive Compensation...............................................62
Item 12. Security Ownership of Certain Beneficial Owners and
                  Management..................................................62
Item 13. Certain Relationships and Related Transactions.......................62

PART IV ......................................................................62

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on
                  Form 8-K ...................................................62


ITEM 1. BUSINESS

         The discussion under this section contains forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting Fresenius Medical Care Holdings, Inc., but no assurance can be given that such events will occur or that results will be as anticipated.

         Fresenius Medical Care Holdings, Inc., a New York corporation (the "Company" or ("FMCH")) is a subsidiary of Fresenius Medical Care AG, a German corporation ("Fresenius Medical Care" or "FMC"), the world's largest integrated provider of dialysis products and services. The Company conducts its operations through two principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC") and Fresenius USA, Inc., a Massachusetts corporation ("Fresenius USA"). The Company conducts business in three main areas: Dialysis Treatment and Other Services, Dialysis Products, and Home Care and Diagnostics Services, which accounted for 72%, 17%, and 11% of 1997 net revenues, respectively.

                  - DIALYSIS TREATMENT AND OTHER SERVICES. The Company is the largest private provider in the U.S. of kidney dialysis and related services and is the largest international private provider of kidney dialysis and ancillary services with operations in 13 other countries. FMCH operates 852 outpatient dialysis centers worldwide, treating approximately 64,000 patients. Additionally, the Company provides inpatient dialysis services at approximately 550 hospitals in the U.S. The Company treats approximately 23% of the dialysis patients in the U.S., and believes its market share is twice as large as that of its largest competitor. The Company also offers related services including clinical laboratory and diagnostic testing and imaging services.

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

                  - HOME CARE AND NON-RENAL DIAGNOSTICS SERVICES. The Company is a provider in the U.S. of integrated home care services, offering comprehensive intravenous infusion (prescription medications and nutrition), respiratory therapies and home medical equipment. As of December 31, 1997, the Company operated from 79 locations, providing infusion services from 76 of these locations, home respiratory services from 73 of these locations and home health services from 16 of these locations. Non-renal diagnostic services offered by the Company are also included in its homecare division. The Company is currently evaluating various options for its home care and non-renal diagnostic services operations, including the possible disposition of all or portions of those businesses.

THE MERGER

         Fresenius Medical Care was organized in a series of transactions (collectively, the "Merger"), which were effective September 30, 1996. The Merger represented the consummation of the transactions contemplated by the Agreement and Plan of Reorganization entered into on February 4, 1996 by Fresenius AG and W. R. Grace & Co. ("Grace"). In the Merger, Fresenius AG contributed Fresenius Worldwide Dialysis ("FWD"), representing its global dialysis business (including its controlling interest in Fresenius USA, Inc. ("Fresenius USA" or "FUSA")), to Fresenius Medical Care in exchange for 35,210,000 Fresenius Medical Care Ordinary Shares ("Ordinary Shares"). Thereafter, Fresenius Medical Care acquired (i) all of the outstanding common stock of Grace, whose sole business at the time of the transaction consisted of National Medical Care, Inc. ("NMC"), the global dialysis business of Grace (Grace was subsequently renamed Fresenius National Medical Care Holdings, Inc. ("FNMC")), and (ii) the minority interest of Fresenius USA not otherwise held by Fresenius AG in exchange for 31,360,000 Ordinary Shares and 3,430,000 Ordinary Shares, respectively. FMC subsequently transferred Fresenius USA to the Company

         On June 12, 1997, FNMC changed its name to Fresenius Medical Care Holdings, Inc. ("FMCH").

         The Company's principal executive office is located at Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA 02173. Its telephone number is (781) 402-9000.

RENAL INDUSTRY OVERVIEW

         END-STAGE RENAL DISEASE

         End-stage renal disease is the state of advanced chronic kidney disease that is characterized by the irreversible loss of kidney function and requires routine dialysis treatment or kidney transplantation to sustain life. A normally functioning human kidney removes waste products and excess water from the blood, preventing toxin buildup, eventual poisoning of the body and water overload. Chronic kidney disease can be caused by a number of conditions, primarily nephritis, inherited diseases, hypertension and diabetes. Nearly 60% of all people with ESRD acquire the disease as a complication of one or more of these primary conditions.

         Based on information published by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"), the number of patients in the U.S. who received chronic dialysis grew from approximately 66,000 in 1982 to approximately 214,103 at December 31, 1996 or at a compound annual rate of 9%. Fresenius Medical Care believes that, over the next five to ten years, the number of patients suffering from ESRD in the U.S. will continue to grow at approximately the same rate. According to data published by HCFA and the European Dialysis and Transplantation Association ("EDTA"), the number of non-U.S. chronic dialysis patients is growing at annual rates of 8% for patients receiving hemodialysis and 10% for patients receiving peritoneal dialysis. Total worldwide dialysis patients (including the U.S.) were estimated to exceed 750,000 in 1996. Fresenius Medical Care attributes the continuing growth in the number of dialysis patients principally to the aging of the general population, better treatment and survival of patients with hypertension, diabetes and other illnesses that lead to ESRD, and increases in reimbursements for treatments in many countries. Moreover, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment.

         There are currently only two methods for the treatment of ESRD: dialysis and kidney transplantation. Transplants are limited by the scarcity of compatible kidneys. Approximately 12,200 patients received kidney transplants in the U.S. during 1996. Transplantation rates vary from country to country in Europe. According to the EDTA Registry Report 1996, 2% of new ESRD patients age 15 or over received transplants as the first mode of treatment in Europe in 1995. Therefore, most patients suffering from ESRD must rely on dialysis, which is the removal of toxic waste products and excess fluids from the body by artificial means. There are two major dialysis modalities commonly used today, hemodialysis and peritoneal dialysis. Generally, the method of treatment used by an ESRD patient is chosen by the physician in consultation with the patient, and is based on the patient's medical conditions and needs.

         According to HCFA data, as of December 31, 1996, there were approximately 3,082 Medicare-certified ESRD treatment centers in the U.S. Ownership of these centers was fragmented. The Company estimates that at that time, the ten largest multi-facility providers accounted for approximately 1,500 facilities (49% of facilities) and 108,000 patients (50% of patients). Freestanding facilities (many privately owned by physicians) and hospital-affiliated facilities were the sites of treatment for the remaining 27% and 23% of patients, respectively.

         There was substantial further consolidation in the market in 1997 leading the Company to estimate that the top ten multi-center providers accounted for approximately 136,500 patients, or 60% of the estimated market at December 31, 1997 (percentage market share is an estimate as HCFA data specifying 100% of total market size are not yet available for 1997).

         According to HCFA, as of December 31, 1996, approximately 85% of dialysis patients in the U.S. received in-center treatment (virtually all hemodialysis) and approximately 15% were treated at home. Of those treated at home, more than 94% received peritoneal dialysis.

         According to a Fresenius Medical Care market survey, there were approximately 157,000 dialysis patients in Western Europe as of December 31, 1996, of whom approximately 87% received hemodialysis and 13% received peritoneal dialysis. The Company estimates that there are approximately 2,700 dialysis centers in Western Europe, approximately 59% of which are government-owned, approximately 27% of which are privately owned (primarily by physicians), approximately 10% of which are operated by non-profit organizations and approximately 4% of which are owned or operated by provider companies. In Japan, the world's second largest dialysis market after the U.S., there are approximately 161,000 dialysis patients, of whom approximately 94% receive hemodialysis and approximately 6% receive peritoneal dialysis. In the rest of the world, there are approximately 230,000 dialysis patients, of whom 33% and 31% reside in Asia and Latin America, respectively. Approximately 75% of these patients are treated by hemodialysis and approximately 25% are treated by peritoneal dialysis.

         TREATMENT OPTIONS FOR ESRD

         Hemodialysis. Hemodialysis removes waste products and excess fluids from the blood extracorporeally. In hemodialysis, the blood flows outside the body by means of plastic tubes known as bloodlines into a specially designed filter, a dialyzer, which functions as an artificial kidney by separating waste products and excess water from the blood by diffusion and ultrafiltration. Dialysis solution carries away the waste products and excess water, and the cleansed blood is returned to the patient. The movement of the blood and dialysis solution is controlled by a hemodialysis machine, which pumps blood, adds anti-coagulants, regulates the purification process and controls the mixing of dialysis solution and the rate of its flow through the system. This machine may also monitor and record the patient's vital signs.

         According to HCFA, as of December 31, 1996, hemodialysis patients represented 85% of all dialysis patients in the U.S. According to published reports, as of December 1996, hemodialysis patients represented approximately 86% of all dialysis patients worldwide. Hemodialysis treatments are generally administered to a patient three times per week and typically last from two and one-half to four hours or longer. The majority of hemodialysis patients are referred to outpatient dialysis centers, such as those operated by Fresenius Medical Care, where hemodialysis treatments are performed with the assistance of a nurse or dialysis technician under the general supervision of a physician. Hemodialysis is the only form of treatment (other than transplantation) currently available to patients who have very low residual or nonexistent renal function and are inadequately dialyzed using peritoneal dialysis.

         Peritoneal Dialysis. Peritoneal dialysis removes waste products from the blood by use of the peritoneum, the membrane lining covering the internal organs located in the abdominal area. Most peritoneal dialysis treatments are selfadministered by patients in their own homes and workplaces, either by a treatment known as continuous ambulatory peritoneal dialysis ("CAPD") or by a treatment introduced by Fresenius USA in 1980 known as continuous cycling peritoneal dialysis ("CCPD"). In both of these treatments, the patient has a catheter surgically implanted to provide access to the peritoneal cavity. Using this catheter, a sterile dialysis solution is introduced into the peritoneal cavity and the peritoneum operates as the dialyzing membrane. A typical CAPD peritoneal dialysis program involves the introduction and disposal of solution four times a day. With CCPD a machine is used to "cycle" solution to and from the patient's peritoneum during sleep.

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

         STRATEGY

         FMCH's strategy is in alignment with Fresenius Medical Care's strategy and is used interchangeably below. Fresenius Medical Care's objective is to capitalize on the continued rapid growth of the dialysis industry and its leading position in the market. The worldwide dialysis patient population is estimated to be growing at approximately 9% annually, driven primarily by (i) the aging of the population worldwide, (ii) better treatment and survival of patients with illnesses that lead to ESRD, including diabetes and hypertension, and (iii) increases in reimbursements for treatments in many countries.

         Fresenius Medical Care's dialysis services and product sales businesses have grown faster than the market in terms of revenues over the past five years, and FMC believes that it is well positioned to continue this growth by focusing on the following strategies:

         - Provide High Standards of Patient Care. Fresenius Medical Care believes that its reputation for providing the highest standards of patient care is a competitive advantage in an environment increasingly focused on cost containment and quality outcomes. The Company believes that NMC's proprietary Patient Statistical Profile ("PSP") database, which contains clinical and demographic data on approximately 50,000 dialysis patients, is the most comprehensive body of information about dialysis patients in the world. FMC believes that this database provides a unique advantage in continuing to improve dialysis treatment outcomes, reduce mortality rates and improve the quality and effectiveness of dialysis products, all of which are becoming increasingly important to patients and payors.

         - Expand Presence in the U.S. Over the past several years, FMC has significantly expanded its U.S. provider operations through the acquisition by FMCH of existing dialysis clinics and the development of new clinics. In 1997, the Company acquired or agreed to acquire 100 clinics serving approximately 8,100 patients and opened 48 new clinics. As a result, the Company now has an established presence in each of its targeted markets in the U.S. Prospectively, the Company expects to enhance its presence in the U.S. by focusing its expansion on the acquisition of individual or small groups of clinics, expansion of existing clinics, and opening of new clinics, rather than on large acquisitions.

         -        Increase Revenues from Expanded and Enhanced Patient Services.
                  One of Fresenius Medical Care's objectives is to continue to expand its role within the broad spectrum of services provided to dialysis patients. Fresenius Medical Care has begun to implement this strategy by providing expanded and enhanced patient services, including increased ancillary services, such as laboratory and diagnostic services, to both its own clinics and those operated by third parties. FMCH estimates that its Spectra Renal Management division provides laboratory services for 43% of the dialysis patients in the United States. FMCH has developed treatment plans using disease state management that it believes will be attractive to managed care payors, has formed a joint venture with Southern California Permanente Medical Group, a subsidiary of Kaiser Permanente which has the largest dialysis patient population of any managed care organization, and has formed Renaissance Health Care as a joint venture with certain of the Company's nephrologists.

         - Continue to Offer Complete Dialysis Product Lines. Fresenius Medical Care offers broad and competitive hemodialysis and peritoneal dialysis product lines. These product lines enjoy broad market acceptance and enable customers to purchase all of their dialysis machines, systems and disposable products from a single source. Approximately 86% of Fresenius Medical Care's product revenues for the twelve months ended December 31, 1997 were from sales of disposable products.

         - Extend Position as a Technology Innovator. Fresenius Medical Care is committed to being a technology leader in both hemodialysis and peritoneal dialysis products. FMC has an approximate 190 member research and development team focused on developing dialysis systems that are safer, more effective and easier to use and that can be easily customized to meet the differing needs of customers around the world. Fresenius Medical Care believes that its extensive expertise in patient treatment and clinical data will further enhance its ability to develop more effective products and treatment methodologies.

         - Enhance Manufacturing Technologies and Efficiencies. Over the past several years, FMC has reduced manufacturing costs per unit through development of proprietary manufacturing technologies that have streamlined and automated its production processes. Fresenius Medical Care intends to further improve its proprietary, highly automated manufacturing systems to continue to reduce product manufacturing costs, concurrently achieving a high level of quality control and reliability.

         Fresenius Medical Care believes that its core strategic principles, particularly its commitment to maintaining clinical quality, ensuring cost management and control and developing superior cost-effective products, are key elements in sustaining a competitive advantage in a health care environment increasingly focused on cost containment. Fresenius Medical Care believes that its strengths in clinical data systems, its professional affiliations with a broad network of providers and institutions, its extensive geographic coverage in dialysis services and products and its ongoing internal development of an integrated approach to care should result in attractive partnering opportunities with managed-care enterprises. The Company believes that its strategy, based on its extensive clinical information database and large dialysis center and physician network, may enable FMC to improve overall ESRD patient care and therefore contain hospitalization and other ESRD treatment costs.

         For a description of other elements of the Company's strategy see " -- Dialysis Services" and " -- Dialysis Products Business."

         DIALYSIS SERVICES

                  OVERVIEW

         The Company is the largest private provider of kidney dialysis and related services to patients suffering from chronic kidney disease. The Company also provides laboratory services for dialysis patients in the U.S., Puerto Rico, Portugal, and Spain. In addition, the Company provides diagnostic testing services to the outpatient market (physicians, clinics and hospitals) and also serves dialysis facilities (Company and non-Company clinics). Such testing services include ultrasound, nuclear medicine, magnetic resonance imaging, computerized axial topography, bone densitometry, nerve conduction velocity, mammography and other tests.

The Company's provider business is primarily operated through the Dialysis Services Division ("DSD"). The laboratory services are primarily provided by Spectra Renal Management ("SRM"). Non-renal diagnostic testing services are provided through DSD's Diagnostic Services Division ("DSI").

                  DIALYSIS SERVICES

         The Company as of December 31, 1997, owned or managed 852 outpatient dialysis centers located in 14 countries throughout the world. As of December 31, 1997, the Company owned or managed 715 dialysis centers in the U.S. and owned or managed 137 dialysis centers in 13 countries outside of the U.S. (Portugal, Spain, Brazil, Taiwan, Argentina, Hungary, Venezuela, Czech Republic, Germany, United Kingdom, South Korea, China, and Colombia). Approximately 8% of the Dialysis Services Division's net revenues for the twelve months ended December 31, 1997 were attributable to operations outside the U.S. For further discussion of the Company's foreign operations see "Notes to Consolidated Financial Statements."

         The centers are generally concentrated in areas of high population density and their surrounding areas. In 1997, the Company acquired 68 existing centers, developed 48 new centers and closed or sold 24 centers. The number of patients treated at the Company's centers has increased from approximately 55,600 at December 31, 1996 to approximately 64,000 at December 31, 1997.

         At the Company's centers, hemodialysis treatments are provided at individual "stations" through the use of dialysis machines. A registered nurse or dialysis technician attaches the necessary tubing to the patient and monitors the dialysis equipment and the patient's vital signs. The capacity of a center is a function of the number of stations and such factors as the type of treatment, patient requirements, length of time per treatment and local operating practices and ordinances regulating hours of operation. Most of the Company's centers operate two or three patient shifts per day.

         Each of the Company's dialysis centers is under the general supervision of a medical director ("Medical Director") and, in some cases, one or more associate Medical Directors, who are physicians. See " -- Physician and Other Relationships." Each dialysis center also has an administrator who supervises the day-to-day operations of the facility and the staff. The staff typically consists of registered nurses, licensed practical nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and biomedical technicians.

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

         The Company provides various ancillary medications and services to ESRD patients in the U.S. at its dialysis centers, the most significant of which is the administration of Erythropoietin ("EPO"), a bioengineered protein that stimulates the production of red blood cells. EPO is used to treat anemia, a medical complication frequently experienced by ESRD patients, and is administered to most of the Company's patients. Revenues from EPO (the substantial majority of which are reimbursed through the Medicare and Medicaid programs) accounted for approximately 23% of the Dialysis Services Division's U.S. net revenues for the twelve months ended December 31, 1997 and materially contribute to DSD's operating earnings. EPO is produced by a single source manufacturer, Amgen Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations. The Company has entered into a contract with Amgen Inc. covering the period from October 1997 to December 1998 with price protection and volume discounts.

         Other ancillary services provided to ESRD patients in the U.S. include the administration of Calcijex(R) (calcium), INFED(R) (iron) and hepatitis vaccine; the provision of IDPN, in which nutrients are added to the patient's blood during hemodialysis; the provision, through Spectra Renal Management, of clinical laboratory testing; the provision by Diagnostic Services Division of studies to test the degree of bone deterioration; electrocardiograms; nerve conduction studies to test the degree of deterioration of nerves; Doppler flow testing of the effectiveness of the patient's vascular access for dialysis; and blood transfusions. These tests and other ancillary services are provided by specific prescription of the patient's attending physician.

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

         The Company's centers also offer services for home dialysis patients, the majority of whom are treated with peritoneal dialysis. For such patients, the Company's dialysis centers provide certain materials, training and patient support services, including clinical monitoring, supply of EPO, follow-up assistance and arrangements for the delivery of the supplies to the patient's residence. See " -- Regulatory and Legal Matters -- Reimbursement -- U.S." and " -- Legal Proceedings" for a discussion of billing for such products and services.

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

         The Company also provides dialysis services under contract to approximately 550 hospitals in the U.S. on an "as needed" basis for patients suffering from acute kidney failure and for ESRD patients who are hospitalized. The Company services these patients either at their bedside, using portable dialysis equipment, or at a dialysis site maintained by the hospital. Contracts with hospitals provide for payment at negotiated rates that are higher than the Medicare reimbursement rates for chronic in-center treatments.

         SPECTRA RENAL MANAGEMENT

         The Company provides laboratory testing and marketing services through Spectra Renal Management ("SRM"). SRM was created as a result of the acquisition of Spectra Laboratories, Inc. in June of 1997. SRM is the leading U.S. dialysis clinical laboratory providing blood, urine and other bodily fluid testing services to assist physicians in determining whether a dialysis patient's therapy regimen, diet and medicines remain optimal. SRM operates three laboratories, one in New Jersey (LifeChem), one in Southern California (LifeChem), and one in Northern California (Spectra). The Spectra laboratory is operated as a separate subsidiary of FMCH.

         In 1997, SRM performed approximately 35 million tests for more than 92,000 dialysis patients across the United States. SRM also provided testing services to clinical research projects and others. The Company plans to expand SRM into related markets such as hospital dialysis units and physician office practices, particularly nephrologists.

         LifeChem's clinical laboratory results have been a critical element in the development of the Company's proprietary PSP database, which contains clinical, laboratory and demographic data on approximately 50,000 dialysis patients. The Company uses PSP to assist physicians in providing quality care to dialysis patients. In addition, PSP is a key resource in ongoing research, both within the Company and at outside research institutions, to decrease mortality rates among dialysis patients and improve their quality of life. See " -- Regulatory and Legal Matters -- Reimbursement -- U.S." for a description of certain billing problems relating to LifeChem and " -- Legal Proceedings -- LifeChem."

         The Company also offers laboratory services to dialysis and non-dialysis patients at 16 clinical testing laboratories in Portugal and one located in Spain.

         RENAL DIAGNOSTICS

         The Company provides diagnostic testing services to patients at the Company's centers and unaffiliated dialysis facilities through the use of mobile equipment. The renal diagnostics group performs testing at 670 dialysis facilities in 37 states. The renal diagnostics group's range of services includes Doppler flow testing, bone densitometry, echocardiography and nerve conduction velocity testing. Revenues for the twelve months ended December 31, 1997, were $9 million.

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

For financial reporting purposes, renal and non-renal diagnostic services and the provision of IDPN are included in Homecare/Diagnostics.

ACQUISITIONS

         FMCH's growth in revenues and operating earnings in prior years has resulted, in significant part, from its ability to effect acquisitions of health care businesses, particularly dialysis centers, on reasonable terms. Worldwide, many dialysis centers that are potential acquisition or joint venture candidates of the Company are owned by physicians. In the U.S., doctors may be motivated to sell their centers to obtain relief from day-to-day administrative responsibilities and changing governmental regulations, to focus on patient care and to realize a return on their investment. Outside the U.S., doctors may be motivated to sell and/or enter into joint ventures or other relationships with the Company to achieve the same goals and to gain a partner with extensive expertise in dialysis products and services. While price is typically the key factor in securing acquisitions, the Company believes that it will be an attractive acquiror or partner to many dialysis center owners due to its reputation for patient treatment, its proprietary PSP database (which contains clinical and demographic data on approximately 50,000 dialysis patients), its comprehensive clinical and administrative systems, manuals and policies, its ability to provide ancillary services to dialysis centers and patients and its reputation for technologically advanced products. The Company believes that these factors will also be advantages when opening new centers.

         The U.S. health care industry has experienced significant consolidation in recent years, particularly in the dialysis and homecare service sectors in which the Company competes, resulting, in some cases, in increased costs of acquisitions in these sectors. The entrance into the acquisition arena by new, smaller public dialysis companies, which can make acquisitions using their stock as consideration, has accelerated the increase in costs of acquisitions. Moreover, because of the ongoing consolidation in the dialysis services industry, the availability of acquisitions may decrease. The Company's ability to make acquisitions also will depend, in part, on the Company's available financial resources and the limitations imposed under the NMC Credit Agreement. See "MD&A -- Fresenius Medical Care Holdings, Inc." The inability of the Company to continue to effect acquisitions in the provider business on reasonable terms could have an adverse impact on growth in its business and on its results of operations. See also " -- Legal Proceedings."

         The Company regularly evaluates and holds discussions with various other health care companies and other businesses regarding acquisitions and joint business ventures. In 1997 FMCH acquired or signed agreements to acquire or provide management services to approximately 100 dialysis facilities in the United States providing care to approximately 8,100 patients. These acquisitions and agreements expand FMCH's presence in the United States, particularly in the Pacific Northwest, the Upper Midwest, and along the East Coast. In 1997, FMCH also strengthened its leadership in dialysis and laboratory services through the acquisition of Spectra Laboratories, Inc., which provides laboratory services to more than 30,000 patients, and the formation of Spectra Renal Management. Spectra Renal Management combines the sales and marketing functions of Spectra Laboratories, Inc. and FMCH's existing laboratory operations to offer laboratory, diagnostics, nutritional therapy and managed care services for renal patients to dialysis clinics and physician office practices.


         SOURCES OF DIALYSIS SERVICES NET REVENUES

         The following table provides information for the periods indicated regarding the percentage of the Company's U.S. dialysis treatment services net revenues provided by (a) the Medicare ESRD program, (b) private/alternative payors, such as commercial insurance and private funds, (c) Medicaid and other government sources and (d) hospitals.

                                                                   YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                                  1997             1996               1995
                                                                  ----             ----               ----
                     Medicare ESRD program..............          64.5%             63.0%             58.1%
                     Private/alternative payors.........          25.8              28.1              32.7
                     Medicaid and other government
                     sources............................           4.6               4.0               4.2
                     Hospitals..........................           5.1               4.9               5.0
                                                            ----------           -------           -------
                     Total..............................         100.0%            100.0%            100.0%
                                                            ==========           =======           =======

         Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of certain individuals who are diagnosed as having ESRD, regardless of age or financial circumstances. When Medicare assumes responsibility as the primary payor, it pays for dialysis and certain specified related services at 80% of the payment methodology commonly referred to as the composite rate method ("Composite Rate"). In addition, subject to various restrictions and co-payment limitations, Medicare pays separately for certain dialysis-related diagnostic and therapeutic services not included in the Composite Rate. A secondary payor, usually a Medicare supplemental insurer, a state Medicaid program or, to a lesser extent, the patient or the patient's private insurer, is responsible for paying any co-payment (typically 20%), other approved services not paid by Medicare and the annual deductible. Most of the states in which the Company currently operates dialysis centers provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement.

         Prior to the time at which Medicare becomes the primary payor, most dialysis treatments are paid for by another third-party payor, such as the patient's private insurer, or by the patient. ESRD patients under age 65 who are covered by an employer health plan must wait 33 months (consisting of a three-month entitlement waiting period and an additional 30-month "coordination of benefits period") before Medicare becomes the primary payor. During this 33-month period, the employer health plan is responsible for payment as primary payor at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates (which generally are higher than the rates paid by governmental payors, such as Medicare), and Medicare is the secondary payor. See " -- Regulatory and Legal Matters -- Reimbursement -- U.S."

         A significant portion of the Company's revenues for dialysis services are derived from reimbursement provided by non-governmental third-party payors. A substantial portion of third-party health insurance in the U.S. is now furnished through some type of managed care plan, including health maintenance organizations ("HMOs"). Managed care plans are increasing their market share overall, and in the Medicare population in particular. This trend may accelerate as a result of the merger and consolidation of providers and payors in the health care industry, as well as the discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through managed care plans. The Company estimates that approximately 8% of DSD's net revenues for the twelve months ended December 31, 1997 was attributable to managed care plans.

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

         FMCH's ability to secure favorable rates with indemnity and managed care plans has largely been due to the relatively small number of ESRD patients which any single HMO has enrolled. By regulation, ESRD patients have been prohibited from joining an HMO unless they are otherwise eligible for Medicare coverage, due to age or disability, and are members of a managed care plan when they first experience kidney failure. HCFA has a pilot evaluation underway for treatment of Medicare ESRD patients by managed care companies under capitated contracts. Three organizations are presently, or expect to soon begin, recruiting ESRD patients for this pilot program, which, if successful, could result in the elimination of the pre-existing condition requiring ESRD patients to enroll in managed care organizations. As Medicare HMO enrollments increase and the number of ESRD patients in managed care plans also increases, managed care plans' leverage to negotiate lower rates may become greater. In addition, the HMO may have contracted with another provider, or may have tighter utilization controls with respect to certain ancillary services typically provided by the Company to ESRD patients, which could limit the Company's future payments for such services.

         HCFA has initiated the ESRD demonstration projects that are likely to be conducted over the next three to four years and that will seek to evaluate the feasibility of "privatizing" the Medicare ESRD program. The Company believes that the elimination of "pre-existing conditions" exclusions would greatly facilitate the enrollment of ESRD patients into managed care plans. The likelihood and timing of this decision is impossible to predict. Should such legislation pass, the Company believes it would likely increase the number of patients enrolled in managed care plans, and might also cause these plans to look closer at "carving out" ESRD care to ESRD companies such as the Company's joint ventures (Optimal Renal Care and Renaissance Health Care).

         The Company has formed two joint ventures seeking to contract "at risk" with managed care organizations for the care of ESRD patients. Renaissance Health Care, Inc. is a 50/50 joint venture between Fresenius Medical Care and participating nephrologists throughout the U.S. Optimal Renal Care is a 50/50 joint venture between Permanente Medical Group of Southern California and Fresenius Medical Care.

         As managed care programs expand market share and gain greater bargaining power vis-a-vis health care providers, there will be increasing pressure to reduce the amounts paid for services and products furnished by the Company. These trends would be accelerated if future changes to the Medicare ESRD program require private payors to assume a greater percentage of the cost of care given to dialysis patients. The Company is presently seeking to expand the portion of its revenues attributable to non-governmental private payors. However, the Company believes that the historically higher rates of reimbursement paid by nongovernmental payors may not be maintained at such levels. If substantially more patients of the Company join managed care plans or such plans reduce reimbursements to the Company, the Company's business and results of operations could be adversely affected, possibly materially. See
" -- Regulatory and Legal Matters -- Reimbursement," " -- Anti-Kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws -- Changes in the
 Health Care Industry in the U.S."

         PHYSICIAN AND OTHER RELATIONSHIPS

         The Company believes that its success in establishing and maintaining dialysis centers, both in the U.S. and in other countries, depends in significant part upon its ability to obtain the acceptance of and referrals from local physicians, hospitals and managed care plans. A dialysis patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges. Virtually all of the Company's clinics maintain open staff privileges for local nephrologists. The Company's ability to provide quality dialysis care and otherwise to meet the needs of local physicians is central to its ability to attract nephrologists to the Company's centers and to receive referrals from such physicians. See " -- Anti-kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws."

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

         The Company has written agreements with qualified nephrologists or groups of qualified nephrologists to serve as Medical Directors (and associate Medical Directors) for its centers. The U.S. Medical Director agreements entered into by the Company generally have terms of three years, although some have terms of as long as five to ten years. The compensation of Medical Directors and other physicians under contract with the Company is individually negotiated and generally depends upon competitive factors in the local market, the physician's professional qualifications, experience and responsibilities and the size of and services provided by the center. Until January 1, 1995, Medical Director compensation typically included a component based on some measure of the financial performance of the clinics under the supervision of that Medical Director. See " -- Legal Proceedings -- OIG Investigation." Since 1995, the Company has entered into new agreements, or amended existing agreements, for substantially all of its Medical Directors. Under the new arrangements, the aggregate compensation of the Medical Directors and other physicians under contract is fixed in advance for a period of one year or more and is based in part on various efficiency and quality incentives. The Company believes that compensation is paid at fair market value. In certain countries other than the U.S., Medical Director and physician compensation may include a component based on some measure of the center's financial performance.

         Virtually all of the U.S. Medical Director agreements, as well as the typical contract under which the Company acquires existing dialysis centers, include noncompetition covenants covering specified activities within specified geographic areas for specified periods of time, although they do not prohibit the physicians from providing direct patient care services at other locations and, consistent with law, do not require a physician to refer patients to the Company or particular centers or to buy or use specific medical products. In certain states, non-competition covenants may not be enforceable.

         COMPETITION

         Dialysis Services. The dialysis services industry is highly competitive. Ownership of dialysis centers in the U.S. is fragmented, with a large number of operators owning 10 or fewer centers and a small number of larger multi-center providers, the largest of which is the Company. In urban areas, where many of the Company's dialysis centers are located, there frequently are many competing centers in proximity to the Company's centers. The Company experiences direct competition from time to time from former Medical Directors or referring physicians who establish their own centers. Furthermore, a number of health care providers, some of which have significant operations, may decide to enter the dialysis business in the future.

         Because in most cases the prices of dialysis services and products in the U.S. are directly or indirectly regulated by Medicare, competition for patients is based primarily on quality and accessibility of service and the ability to obtain referrals from physicians and hospitals. However, the growth of managed care has placed greater emphasis on service costs for patients insured by nongovernmental payors. The Company believes that it competes effectively in all of these areas. In particular, based upon the Company's knowledge and understanding of other providers of kidney dialysis, as well as from information obtained from publicly available sources, the Company believes that it is among the most cost-efficient providers of kidney dialysis services. In addition, as a result of its large size relative to most other dialysis service providers, the Company enjoys economies of scale in areas such as purchasing, billing, collections and data processing.

         Competition in the dialysis industry is particularly intense with respect to the acquisition of existing dialysis centers, which has resulted in an increase in the cost of such acquisitions, and in enlisting and retaining qualified physicians to act as Medical Directors.

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

         Laboratory Services and Renal Diagnostics. SRM competes in the U.S. with large nationwide laboratories, dedicated dialysis laboratories and numerous local and regional laboratories, including hospital laboratories. In the laboratory services market, companies compete on the basis of performance, including quality of laboratory testing, timeliness of reporting test results and cost-effectiveness. The Company believes that SRM's services are competitive in these areas. In addition to laboratory services, SRM competes in the imaging diagnostic market. While the main competition is local hospitals, SRM is competitive based upon the quality and accessibility of the service.


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


         OVERVIEW

         The following table shows, actual net revenues for 1997 and pro forma net revenues for 1995 and 1996, of the FMCH products business related to hemodialysis products, peritoneal dialysis products and other activities, principally technical service:

                                                                YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------
                                          1997                           1996                           1995
                                --------------------------    ---------------------------   ------------------------------
                                  Total           % of           Total          % of             Total           % of
                                 Revenues        Total         Revenues         Total          Revenues          Total
                                 --------        -----         --------         -----          --------          -----
                                                                 (Dollars in Thousands)

Hemodialysis
   Products                       $275,645            61%        $294,137            66%           $279,569           67%
Peritoneal Dialysis
   Products                        124,788             28         137,020             31            132,058            32
Other                               52,046             11          13,777              3              3,804             1
                                -----------    -----------    ------------   ------------   ----------------  ------------
Total                             $452,479           100%        $444,934           100%           $415,431          100%
                                ===========    ===========    ============   ============   ================  ============

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

         New Hemodialysis Products. Fresenius USA has developed the Fresenius Data System FDS08(TM) ("FDS08") computerized treatment monitoring and documentation system. The FDS08 can automatically monitor and record machine and treatment information from as many as 32 hemodialysis machines. The FDS08 is a PC-based system which has found many applications for improving record keeping and increasing staff efficiency. The FDS08 system has been used to pioneer new therapies such as remote monitoring of patients during nightly home hemodialysis, which enables a patient to be dialyzed at home while a staff caregiver monitors the machine performance via a modem link. Additionally the FDS08 system can be linked to Fresenius USA's new Hypercare(TM) Medical Records System. The Hypercare(TM) Medical Records System is a fully-integrated medical records system which can record and analyze trends in medical outcome factors in hemodialysis patients.

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

         Peritoneal Dialysis Systems. The Company manufactures standard and specialized peritoneal dialysis solutions. The Company believes that its peritoneal solution products with Safe-Lock(R) connection systems offer significant advantages for CAPD and CCPD home patients, including ease of use and greater protection against touch contamination than other peritoneal dialysis systems presently available. The Safe-Lock(R) standard system involves the connection procedure of introducing and draining the dialysis solution into and from the abdominal cavity through the use of the same bag for introduction and drainage. To use Safe-Lock(R) products, a catheter that has been surgically implanted in the patient is fitted with one part of the Safe-Lock(R) connector, and the peritoneal dialysis solution bag and tubing are fitted with the other part of the Safe-Lock(R) connector. The Company also manufactures disposable double bag systems utilizing a special drainage bag and a snap-off Y-shaped piece that is connected to the Safe-Lock(R) connector at the catheter. These double bag systems further reduce possible entry of contaminants during peritoneal dialysis. The Company's Inpersol(R) line of peritoneal dialysis products acquired by Fresenius USA from Abbott Laboratories in 1993 (the "Abbott Acquisition") is interchangeable and competitive with the peritoneal dialysis products offered by Baxter, the Company's major competitor in this field. Therefore, the addition of the Inpersol(R) product line to the Company's other products enables the Company to expand the potential customer base for which it competes, because the Company now supplies peritoneal dialysis products usable by all peritoneal dialysis patients in the U.S.

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

         Fresenius USA introduced the first CCPD machine in 1980 and, in 1994, introduced a new variant on CCPD therapy, PD-Plus(TM) that is offered by the Company in other parts of the world. Normally, a CCPD patient undergoes five or six two-liter solution exchanges at night, and carries no solution during the day. PD-Plus(TM) therapy provides a more tailored therapy using a simpler nighttime cycler, and, where necessary, one exchange during the day. Compared with typical CCPD therapy, the Company believes that PD-Plus(TM) therapy is less costly and easier to administer. In addition, compared with CAPD therapy, the Company believes that PD-Plus(TM) therapy improves toxin removal by more than 40% and therefore is attractive to patients and physicians alike. By increasing the effectiveness of peritoneal dialysis treatments, at an acceptable increase in cost over CAPD therapy, PD-Plus(TM) therapy may also effectively prolong the time period during which a patient will be able to remain on peritoneal dialysis before requiring hemodialysis. PD-Plus(TM) therapy, as developed by Fresenius USA, can only be performed using the Fresenius Freedom Cycler and special tubing using Safe-Lock(R) connectors.

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

         In March 1996, Fresenius USA received approval by the U.S. Food and Drug Administration ("FDA") of its new Premier twin bag CAPD system. This system comprises a single product, the Delflex(R) solution bag and the tubing and drainage set necessary for CAPD exchanges. The Premier twin bag system also utilizes Safe-Lock(R) connectors and, because fewer connections are required, may help to reduce patient complications associated with peritoneal dialysis therapy. The Premier twin bag system also includes new fill volumes which offer the physician the ability to prescribe larger dosages without requiring the patient to do more exchanges during the day. Fresenius USA began limited marketing of the Premier twin bag system during July 1996. Additionally, in December 1997, Fresenius Medical Care submitted to the FDA a file for review of a more advanced Premier twin bag system that utilizes additional features beyond those approved in March 1996.

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

         All of the Company's machines are shipped from its facilities in Walnut Creek, California. Fresenius USA's dialyzers and other hemodialysis disposable products are shipped to regional distribution centers from Fresenius USA's facilities in Ogden, Utah. Fresenius USA's disposable peritoneal dialysis products are shipped from its facility in Ogden, Utah or from Abbott facilities to regional distribution centers, and, from these regional distribution centers the products are delivered directly to the customer, in most cases the patient, by Company drivers. The drivers store deliveries in the location desired by the patient, rotate disposable products so that the oldest products are used first, and generally provide continuity of contact between Fresenius USA and patients who use Fresenius USA's peritoneal dialysis products. Products of the Renal Products Division of NMC are distributed through 19 warehouse facilities (13 in the U.S., three in Europe, two in Latin America and one in Asia). RPD delivers its products to dialysis providers and, in the U.S. and United Kingdom, directly to home patients. At the time of the Abbott Acquisition by Fresenius USA, Abbott Laboratories had agreements with numerous hospitals pursuant to which these hospitals could order the full line of Abbott Laboratories products, including renal dialysis products, from Abbott Laboratories. Abbott Laboratories has agreed to act as Fresenius USA's distributor for the continued sale of Inpersol(R) products to hospitals through the beginning of 1998. The agreement is automatically extended for successive one year terms unless six-months notice of termination is given prior to the expiration of the term or any extension thereof.

         FMCH offers customer service, training and education, and technical support such as field service, spare parts, repair shops, maintenance, and warranty regulation. The Company also provides training sessions on the Company's equipment. The Company's management believes its service organizations have a reputation for reliability and high quality service.

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

         The Company intends to transfer the production of the products acquired by Fresenius USA from Abbott to the Company's facility in Ogden, Utah. Until the transfer is completed, Fresenius USA has agreed to purchase products at contractually-established prices, and Abbott has agreed to manufacture and sell to Fresenius USA stated quantities of Inpersol(R) dialysis products. Fresenius USA's license agreement with Abbott also provides Fresenius USA with access to Abbott's manufacturing technology used in connection with Abbott's production of peritoneal dialysis solution in plastic bags, related tubing assemblies and other products used in the dialysis field (other than Abbott's Calcijex(R) product line). Abbott will assist Fresenius USA in establishing Fresenius USA's manufacturing capability for these products. Fresenius USA intends to use this technology to develop the ability to manufacture several components that it now purchases from third parties. In March 1996, Fresenius USA received FDA approval to manufacture Abbott Inpersol(R) dialysis solutions with Safe-Lock(R) connectors and twin-bag systems.

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

         SOURCES OF SUPPLY

         Raw materials essential to the Company's dialysis products business are purchased worldwide from numerous suppliers and no serious shortages or delays in obtaining raw materials have been encountered. To assure continuous high quality, Fresenius Medical Care has single supplier agreements for many of its polymers, including polysulfone, polyvinylpyrrolidone, and polyurethane for dialyzer production, and for certain other raw materials. Wherever single supplier agreements exist, the Company believes alternative suppliers are available. However, use of raw materials obtained from alternative suppliers could cause costs to rise due to necessary adjustments in the production process or interruptions in supply.

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

         Fresenius Medical Care intends to continue to maintain its central research and development operations for disposable products, including dialyzers and peritoneal solutions, at its St. Wendel facility and for durable products at its facilities in Schweinfurt and Bad Homburg, Germany. It expects that as its dialysis products business continues to expand internationally, research and development activities by its international operations, including the Company, will rely primarily on the research and development activities conducted at St. Wendel, Schweinfurt, and Bad Homburg, with local activities focusing on cooperative efforts with those facilities to develop new products and product modifications for local markets. The Company's product development staff works closely with the Fresenius Medical Care research and development group in this regard. Fresenius Medical Care employs approximately 190 persons in research and development (including medical doctors, engineers, technicians and research scientists), and conducts its activities at three locations in Germany (at the St. Wendel Facility, the Schweinfurt Facility and the Bad Homburg Facility), and in Walnut Creek, California and Ogden, Utah. Fresenius Medical Care's research and development expenses were $22 million in 1997.

         The Company seeks to maintain its profile in scientific circles through articles in scientific and medical journals, participation in academic symposia, relationships with scientists and physicians in relevant fields and the organization of scientific meetings and workshops. The Company also establishes scientific advisory boards and works with medical and other consultants.

         PATENTS, TRADEMARKS AND LICENSES

         In connection with the Merger, Fresenius Medical Care and its subsidiaries acquired or licensed all intellectual property rights of Fresenius AG relating to Fresenius Worldwide Dialysis.

         As the owner of or licensee under patents and trademarks throughout the world, Fresenius Medical Care holds rights under more than 800 patents and patent applications relating to dialysis technology in major markets. Patented technologies that relate to dialyzers include Fresenius Worldwide Dialysis' polysulfone hollow fiber, Fresenius Worldwide Dialysis' in-line sterilization method, and sterile closures for in-line sterilized medical devices. For dialysis machines, patents include the process for volumetric mixing of concentrate with water, the location for a filter device for sterile filtering dialysate in the dialysis machine circuit, and conductivity sensor devices and a mathematical algorithm for using such devices. Pending patents include the safety concept for the control of the ultrafiltration rate in a dialysis machine used for high flux dialysis and the connector system for the Fresenius Worldwide Dialysis' biBag(TM) bicarbonate concentrate powder container.

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

         The Company believes that in the dialysis product market, companies compete primarily on the basis of product performance, cost-effectiveness, reliability, assurance of supply and service and continued technological innovation. The Company believes its products are highly competitive in all of these areas. Independent dialysis centers and those operated by other chains that were customers of Fresenius Worldwide Dialysis prior to the Merger may elect to limit or terminate their purchases of the Company dialysis products in order to avoid purchasing products manufactured by a competitor. The Company believes, however, that customers will continue to consider its long-term customer relationships and reputation for product quality in making product purchasing decisions, and the Company intends to compete vigorously for such customers.


HOMECARE AND NON-RENAL DIAGNOSTICS SERVICES

         STRATEGIC ALTERNATIVES

         In order to increase the value of the core business, the Company is currently evaluating alternatives for its Homecare and Non-Renal Diagnostic Services division. Alternatives under consideration include a restructuring, joint venture, merger or sale of the homecare and non-renal diagnostics businesses. The evaluation of the various alternatives is expected to be completed during 1998.

         HOMECARE OVERVIEW

         The Company, through its Homecare division, is a leading U.S. provider of integrated homecare services, offering primarily comprehensive intravenous infusion (prescription medications and nutrition), respiratory therapies and home medical equipment in the U.S. The Company believes that by providing all three of these key components of home patient care (either directly or through contractual arrangements), the Company offers quality care on a cost-effective and integrated basis. As of December 31, 1997, the Company operated from approximately 79 locations in 31 states, providing infusion services from 76 of these locations, home respiratory services from 73 of these locations, and home health services from 16 locations. Approximately 65% of Homecare's net revenues for the twelve months ended December 31, 1997 were derived from infusion therapies, approximately 28% from home respiratory therapies and equipment and approximately 7% from home health services.

         In all three of its areas of service, the Company provides patients with a variety of services and related products and supplies prescribed by a physician as part of, or pursuant to, a patient treatment plan. In addition to patient care, these services include pharmacy compounding of prescription medications and nutritional solutions, training patients and their care givers as to the proper administration of therapies and products in the home, monitoring compliance with the patient's individualized treatment plan, reporting patient status and clinical outcome to the patient's physician and/or managed care organization, maintaining equipment and supplies and processing claims to third party payors.

         A typical Homecare infusion respiratory therapy location has a fully equipped pharmacy, offices for administrative, clinical and sales personnel and a small storage warehouse. Location staffs generally include a general manager, licensed pharmacists, registered nurses, certified respiratory therapists and sales and administrative personnel. The Company purchases or leases the products and equipment needed to support the provision of its clinical services.

         The homecare industry has experienced rapid growth in recent years as a result of the cost-effectiveness of home treatment as compared to hospital inpatient treatment, continued advances in medical technology that have facilitated the provision of sophisticated care in a home setting, increased acceptance of homecare by the medical community, patients and payors, and the significant increase in the over-65 population. The Company believes that the homecare industry will continue to benefit from health care cost-containment measures that encourage reduced hospital admissions and reduced lengths of stay in hospitals. Additionally, the advent of managed care in the U.S. has transformed the health care delivery system from a fragmented system of providers of discrete services to an integrated continuum of care delivery system. This evolution encourages therapy planning across places of service and levels of care, and is intended to achieve efficiency and cost savings through use of lower cost, less intensive treatment settings.

         NON-RENAL DIAGNOSTICS OVERVIEW

         The Company provides diagnostic testing services to the primary care market through NMC's Diagnostic Services Division ("DSI"). DSI is one of the largest diagnostic testing suppliers in the U.S. DSI provides diagnostic testing at company owned imaging centers and on-site in physician offices, hospitals and nursing homes. Services are provided through the use of fixed and transportable imaging equipment, and mobile coaches. DSI's range of services include:
Diagnostic Ultrasound (e.g., Obstetrical, Gynecological, Fertility Testing, Abdominal, Genitourinary, Small Parts), Cardiac and Vascular Studies (e.g., Echocardiography, Stress Echocardiography, Electrocardiogram, ECG Stress Testing, Cerebrovasular, Arterial and Venous Studies of Extremities), Cardiac and General Nuclear Medicine, Diagnostic Radiology (e.g., X-Rays, Fluoroscopy, Bone Denitometry), Mammography, Nerve Conduction Velocity, Computerized Tomography, and Magnetic Resonance Imaging. DSI also provides portable X-Ray, Holter and Trans-Telephonic Cardiac Montoring (TTM). DSI provides imaging services in 23 states and TTM services in 33 states. DSI's revenues for the nine months ended December 31, 1997, were $64 million.

The U.S. market for diagnostic imaging is over $50 billion. The competition is highly fragmented and can be characterized as follows: hospital radiology departments, national imaging center chains, independent imaging centers, mobile testing companies, and physicians owning their own equipment. Growth in the outpatient diagnostic industry is expected to continue as a result of cost containment pressures accelerating the shift from expensive inpatient testing to lower cost outpatient testing, and managed care's interest in prevention and early diagnosis. Limiting factors on growth include increased utilization management by managed care organizations and continued downward pressure on reimbursement rates.

EMPLOYEES

         At December 31, 1997, FMCH employed approximately 27,810 employees, including part-time and per diem employees. Such persons are employed by the Company's principal businesses as follows: dialysis treatment and laboratory services, approximately 22,060 employees; dialysis products, approximately 2,990 employees; and home care services, approximately 2,760 employees. Medical Directors of the Company's dialysis centers are retained as independent contractors. Management believes that its relations with its employees are good. Approximately 520, or 3% of the Company's U.S. employees are covered by union agreements.


REGULATORY AND LEGAL MATTERS

         Regulatory Overview

         The operations of the Company are subject to extensive governmental regulation by virtually every nation in which it operates, including, most notably in the U.S. at the federal, state and local levels. Although such regulations differ from country to country, in general, non-U.S. regulations are designed to accomplish the same objectives as U.S. regulations regarding the operation of dialysis centers, laboratories and manufacturing facilities, the provision of quality health care for patients, the maintenance of occupational, health, safety and environmental standards and the provision of accurate reporting and billing for governmental payments and/or reimbursement. In addition, each country has its own payment and reimbursement rules and procedures, and some countries prohibit ownership of health care providers by foreign interests or establish other regulatory barriers to direct ownership by foreign companies. In those countries, the Company works within the framework of local laws to establish alternative contractual arrangements for the management of facilities.

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

    The Company must comply with all U.S. and non-U.S. legal and regulatory requirements under which it operates, including the federal Medicare and Medicaid Fraud and Abuse Amendments of 1977, as amended (the "anti-kickback statutes"), the federal restrictions on certain physician referrals (commonly known as the "Stark Law") and other fraud and abuse laws and similar state statutes, as well as similar laws in other countries. Certain of NMC's activities are subject to investigation (the "OIG Investigation") by the Office of the Inspector General ("OIG") of the HHS. See " --Legal Proceedings" for information about the OIG's investigations and about additional regulatory, investigatory and legal proceedings with respect to the Company. Moreover, there can be no assurance that applicable laws, or the regulations thereunder, will not be amended, or that enforcement agencies or the courts will not make interpretations inconsistent with those of the Company, any one of which could have a material adverse effect on its business, reputation, financial condition and results of operations. Sanctions for violations of these statutes may include criminal or civil penalties, such as imprisonment, fines or forfeitures, denial of payments, or suspension or exclusion from the Medicare and Medicaid programs. In the U.S., these laws have been broadly interpreted by a number of courts, and significant government funds have been devoted to their enforcement because such enforcement has become a high priority for the federal government and some states. Fresenius Medical Care, and the health care industry in general, will continue to be subject to extensive federal, state and foreign regulation, the full scope of which cannot be predicted.

         NMC historically has employed certain mechanisms to monitor its compliance with relevant laws, rules, regulations and business standards. Such compliance-related policies and activities have included periodic reaffirmations of business ethics standards, internal audit reviews and legal reviews. To increase the effectiveness of its compliance activities, the Company initiated a review and enhancement of NMC's compliance systems. It also hired a senior-level corporate compliance officer to assist with such efforts.

         In connection with its compliance program, FMCH established a toll-free Employee Action Line accessible to all its employees to seek guidance and report potentially improper or unethical actions, or report violations of applicable law or policies. Confidentiality of callers is protected to the extent permitted by law, and FMCH has a policy against retaliation or retribution against anyone who in good faith reports an ethical or legal concern. FMCH seeks to ensure that cases are investigated thoroughly, objectively, and promptly. A Code of Ethics and Business Conduct was developed and distributed to all FMCH employees in January 1997. This document emphasizes FMCH's commitment to conduct business in accordance with the highest legal and ethical standards of business conduct, which every employee has an obligation to uphold.

         Compliance training for employees began in 1996. Currently, compliance training is performed by FMCH management under the supervision and guidance of FMCH's Compliance Officer. The compliance training program, featuring both live and video presentations, focuses on the current regulatory environment, FMCH's commitment to compliance, a page-by-page review of the Code of Ethics and Business Conduct, a discussion of the Employee Action Line, and an analysis of hypothetical cases involving compliance and ethics challenges. Substantially all of the approximately 23,000 FMCH employees throughout the United States are expected to have received training by the end of the first quarter of 1998. Training for new employees is ongoing.

         Compliance-related communications to all employees have been and will continue to be made regularly. In addition, compliance audits are a part of FMCH's overall compliance program. For example, FMCH's Compliance Officer is currently supervising and coordinating training and audits required under Spectra Laboratories' Corporate Integrity Agreement.

         In June of 1997, FMCH acquired Spectra Laboratories, Inc. ("Spectra"), a clinical laboratory located in Fremont, California, specializing in clinical laboratory testing for end-stage renal disease patients. Prior to its acquisition by FMCH, Spectra settled an investigation by the government and entered into a Corporate Integrity Agreement ("Agreement"). This Agreement provides for a government-mandated compliance program which, among its provisions, requires an annual independent review to assess the effectiveness of internal controls and the implementation and operation of the program. Under its provisions, breach of a material term of the Agreement may result in exclusion of Spectra from the Medicare and Medicaid programs. A similar agreement was executed by Spectra to settle state Medicaid claims.

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

         A "510(k)" pre-market notification or pre-market approval application is required before any new FDA-regulated device may be sold or marketed in the U.S. The FDA generally classifies medical devices as class I devices, which are subject to general controls (e.g., labeling, pre-marketing notification and adherence to GMP); class II devices, which are subject to special controls (e.g., performance standards, post-marketing surveillance, patient registries and FDA guidelines); and class III devices, which include life-sustaining, lifesupporting and implantable devices, or new devices which are not substantially equivalent to devices in interstate commerce prior to 1976 and which require pre-market approvals. The FDA will generally grant 510(k) clearance if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device, or a class III medical device for which the FDA does not require pre-marketing approval. The FDA may request additional data or require pre-marketing approval for any device. The approval process is expensive, time consuming and subject to unanticipated delays. There can be no assurance that the Company will obtain necessary regulatory approvals or clearances within reasonable time frames, if at all. Any such delay or failure to obtain regulatory approval or clearances could have a materially adverse effect on the business, financial condition and results of operations of Fresenius Medical Care.

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

         See " -- Legal Proceedings -- FDA Matters" for information about certain FDA matters, including warning letters and import alerts that the FDA issued from 1991 through 1993 with respect to certain products assembled by NMC and the Consent Decree entered into thereafter; 1994 and 1995 FDA audits of certain Fresenius USA manufacturing facilities; and a District of New Jersey federal grand jury investigation into NMC's activities in connection with the lifting of a 1991 import hold with respect to its Dublin, Ireland manufacturing facility.

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

         International guidelines also govern the manufacture of pharmaceuticals and, in many cases, overlap with national requirements. In particular, the Pharmaceutical Inspection Convention ("PIC"), an international treaty, sets forth rules which are binding on most countries in which pharmaceuticals are manufactured. Among other things, PIC establishes requirements for GMP which are then adopted at the national level. Another international guideline, which is non-binding, is the ISO 9000-9004 system for assuring quality control. This system is more detailed than GMP. Compliance entitles the manufacturer to a certification of quality control. As of July 1993, the first Fresenius Worldwide Dialysis plants obtained certificates for successfully running full quality management systems (ISO 9001).

         In addition to the regulation of the manufacture of pharmaceuticals, countries directly regulate the pharmaceuticals produced. A drug needs to be registered and authorized in every country in which it is distributed. EU rules govern the conditions for a registration, such as pre-clinical and clinical testing.

         Historically, medical devices have not been regulated as strictly as pharmaceuticals, but more stringent regulatory schemes are now being adopted. The EU began to harmonize national regulations comprehensively for the control of medical products in Europe in 1993, when it adopted Medical Devices Directive (93/42/EEC, 12 July 1993). In 1995, Germany implemented this directive when it adopted the Medical Devices Act (Medizinproduktegesetz) (the "Medical Devices Act"), which is similar in many ways to the Drug Law. The EU directive applies to both the manufacturers' quality control system and the products' technical design. Depending on the class of medical devices, there are alternative regulatory modules to be chosen by a manufacturer to demonstrate compliance with EU provisions. To assure and demonstrate the high quality standards and performance of its operations, Fresenius Worldwide Dialysis has subjected its plants to the most comprehensive procedural module, which is also the fastest way to launch a new product in the EU. This module requires the certification of a full quality management system by a "notified body" (i.e., a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections) charged with supervising the quality management system.

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

         The Medical Device Directive became effective on June 29, 1993. However, for a period of five years after the adoption of the Medical Device Directive, Member States may authorize the distribution of products which comply with the legal provisions applicable within their territory as in effect on December 31, 1994. The latest generations of the Company's machines (Series 4008, 4008B, 4008E and its therapy modifications, and PD-NIGHT(R)), as well as dialysis filters and dialysis tubing systems, already bear the "CE" mark. The Company expects to continue to obtain additional certificates as they are required. The Company's Renal Products Division ("RPD") manufacturing facilities have been awarded a "CE" mark and have received ISO certifications, and all RPD products are labelled with a "CE" mark.

         FACILITIES AND OPERATIONAL REGULATION

         U.S.

         The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") subject virtually all clinical laboratory testing facilities, including those of the Company, to the jurisdiction of HHS. CLIA establishes national standards for assuring the quality of laboratories based upon the complexity of testing performed by a laboratory. Certain of the operations of Fresenius Medical Care also subject it to federal laws governing the repackaging and dispensing of drugs (including oxygen) and the maintenance and tracking of certain life sustaining and life-supporting equipment.

         The U.S. operations of Fresenius Medical Care are subject to various U.S. Department of Transportation, Nuclear Regulatory Commission and Environmental Protection Agency requirements and other federal, state and local hazardous waste disposal laws. As currently in effect, laws governing the disposal of hazardous waste do not classify most of the waste produced in connection with the provision of dialysis, laboratory or homecare services as hazardous, although disposal of nonhazardous medical waste is subject to specific state regulation. LifeChem and DSI both generate hazardous waste which is subject to specific disposal requirements. In addition, certain chemotherapy services provided by Homecare are subject to specific disposal requirements. The operations of Fresenius Medical Care are also subject to various air emission and wastewater discharge regulations.

         Federal, state and local regulations require Fresenius Medical Care to meet various standards relating to, among other things, the management of facilities, personnel qualifications and licensing, maintenance of proper records, equipment, quality assurance programs, the operation of pharmacies, and dispensing of controlled substances. All of the operations of Fresenius Medical Care in the U.S. are subject to periodic inspection by federal and state agencies and other governmental authorities to determine if the operations, premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis centers, home health services locations and laboratories must be certified by HCFA. All of the Company's dialysis centers, home health services locations and laboratories that furnish Medicare services are so certified. In addition, all of the locations operated by Homecare are accredited by the Joint Commission for the Accreditation of Health Care Organizations.

         Certain facilities of the Company and certain of their employees are also subject to state licensing statutes and regulations. These statutes and regulations are in addition to federal and state rules and standards that must be met to qualify for payments under Medicare, Medicaid and other government reimbursement programs. Licenses and approvals to operate these centers and conduct certain professional activities are customarily subject to periodic renewal and to revocation upon failure to comply with the conditions under which they were granted. See " -- Legal Proceedings -- FDA Matters" for information about 1995 FDA audits of Fresenius USA's facilities.

         The Occupational Safety and Health Administration ("OSHA") regulations require employers to provide employees who work with blood or other potentially infectious materials with prescribed protections against blood-borne pathogens. The regulatory requirements apply to all health care facilities, including dialysis centers, laboratories and homecare providers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, blood-borne pathogens training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, engineering and work practice controls and other OSHA-mandated programs.

         Some states in which NMC operates have Certificate of Need ("CON") laws that require any person or entity seeking to establish a new health care service or to expand an existing service to apply for and receive an administrative determination that the service is needed. The Company currently operates in 14 states and the District of Columbia and Puerto Rico that have CON laws applicable to dialysis centers. These requirements may provide a barrier to entry to new companies seeking to provide services in these states, but also may constrain the Company's ability to expand its operations in these states.

         NON-U.S.

         Countries outside of the U.S. possess a wide variety of operational regulation at disparate levels. Accordingly, the Company's operations are subject to very different regulations in different countries. Most countries regulate the conditions under which manufacturing is conducted and dialysis centers are operated.

         The Company is subject to a broad spectrum of regulation. Its operations must comply with various environmental and transportation regulations in the various countries in which it operates. Its manufacturing facilities and dialysis centers are also subject to various standards relating to, among other things, the management of facilities, personnel qualifications and licensing, maintenance of proper records, equipment, quality assurance programs, the operation of pharmacies, the protection of workers from blood- borne diseases and the dispensing of controlled substances. All of the operations of the Company are subject to periodic inspection by various governmental authorities to determine if the operations, premises, equipment, personnel and patient care meet applicable standards. The operation of dialysis centers and conduct of related activities by the Company and its subsidiaries generally require licenses, which are subject to periodic renewal and the possibility of revocation for violation of applicable regulatory requirements.

         In addition, many countries impose various investment restrictions on foreign companies. For instance, China requires government approval to enter into a joint venture with a local partner. Certain countries do not permit foreign investors to own a majority interest in local companies or require that companies organized under their laws have at least one local shareholder. Investment restrictions therefore impact the corporate structure, operating procedures and other characteristics of Fresenius Medical Care's subsidiaries and joint ventures in these and other countries.

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

         The Medicare program is the primary source of DSD's revenues from dialysis treatment. For example, in 1997, approximately 65% of DSD's revenues resulted from Medicare's ESRD program. As described below, DSD is reimbursed by the Medicare program in accordance with the Composite Rate for certain products and services rendered at the Company's dialysis centers. As described in the next paragraph, other payment methodologies apply to Medicare reimbursement for other products and services provided at the Company's dialysis centers and for products (such as those sold by the Company) and support services furnished to ESRD patients receiving dialysis treatment at home (such as those of RPD). Medicare reimbursement rates are fixed in advance and are subject to adjustment from time to time by the U.S. Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned.

         When Medicare assumes responsibility as primary payor (see
" -- Coordination of Benefits"), Medicare is responsible for payment of 80% of the Composite Rate set by HCFA for dialysis treatments. The Composite Rate governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Composite Rate consists of labor and nonlabor components with adjustments made for regional wage costs, subject to a national payment floor and ceiling currently ranging from $117 to $139 per treatment, with exceptions based on specified criteria. In certain instances, products sold by Fresenius USA and RPD are included in the non-labor component of the Composite Rate as described below.

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

         Certain items and services that the Company furnishes at its dialysis centers are not included in the Composite Rate and are eligible for separate Medicare reimbursement, typically on the basis of established fee schedule amounts. Such items and services include certain drugs (such as EPO), blood transfusions and certain diagnostic tests. The rate of utilization by the Company's facilities of items and services that are not included in the Composite Rate is a subject of the OIG Investigation. See " -- Legal Proceedings -- OIG Investigation."

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

         In 1990, Congress required that the Prospective Payment Assessment Commission ("PROPAC") study dialysis costs and reimbursement and make reports annually to

Congress with a recommendation as to the appropriateness of changes to the ESRD reimbursement rates. In 1993, PROPAC recommended a 2.5% increase in the Composite Rate for independent freestanding dialysis facilities, which was not implemented by Congress. In March 1994 and again in 1995, PROPAC recommended that no changes be made in the reimbursement rate. In March 1996, PROPAC recommended a 2% increase in the Composite Rate for independent freestanding dialysis facilities. In March 1997, PROPAC recommended a 2.8% increase in the Composite Rate for both independent freestanding dialysis facilities and hospital-based dialysis facilities for fiscal year 1998. Congress is not required to, and no congressional action was taken to, implement the PROPAC recommendations and Congress could establish a different reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the rate of Medicare reimbursement. Any significant decreases in the Medicare reimbursement rates could have a material adverse effect on the Company's provider business and, because the demand for products is affected by Medicare reimbursement, on its products business. Increases in operating costs that are affected by inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, also may adversely affect the Company's business and results of operations.

         The patient or third-party insurance payors, including employer-sponsored health insurance plans, commercial insurance carriers and the Medicaid program, are responsible for paying any co-payment amounts for approved services not paid by Medicare (typically the annual deductible and 20% co-insurance), subject to the specific coverage policies of such payors. The extent to which the Company is actually paid the full co-payment amounts depends on the particular responsible party. Each third-party payor, including Medicaid, makes payment under contractual or regulatory reimbursement provisions which may or may not cover the full 20% co-payment or annual deductible. Where the patient has no third-party insurance and is not eligible for Medicaid, the patient is responsible for paying the co-payments, which the Company frequently does not collect fully despite reasonable collection efforts. In certain cases, the Company through NMC has paid, or provided loans for the payment of, premiums for supplemental medical insurance (under which Medicare Part B coverage is provided) and/or for Medigap insurance (which covers co-payment amounts) on behalf of financially needy patients. NMC believes that, in most cases, this practice was lawful prior to the effective date of the Health Insurance Portability and Accountability Act, Public Act 104-191 ("HIPAA"). The practice of providing loans or grants for the payment of supplemental medical insurance premiums by NMC was one of the subjects of review by the government as part of the OIG Investigation. See " -- Legal Proceedings -- OIG Investigation" and
" -- Legal Proceedings -- Supplemental Medical Insurance." The government, however, advised the Company orally that it is no longer pursuing this issue. Furthermore, as a result of the passage of the HIPAA, the Company terminated making such payments on behalf of its patients. Instead, FMCH, together with other representatives of the industry, obtained an advisory opinion from the OIG, whereby, consistent with specified conditions, FMCH and other similarly situated providers may make contributions to a non-profit organization that has volunteered to make these payments on behalf of indigent ESRD patients, including patients of FMCH.

         Laboratory Tests. A substantial portion of SRM's net revenues are derived from Medicare, which pays for clinical laboratory services provided to dialysis patients in two ways. First, payment for certain routine tests is included in the Composite Rate paid to the centers. As to such services, the dialysis centers obtain the services from a laboratory and pay the laboratory for such services. In accordance with industry practice, SRM usually provides such testing services under capitation agreements with its customers pursuant to which it bills a fixed amount per patient per month to cover the laboratory tests included in the Composite Rate at the designated frequencies. In October 1994, the OIG issued a special fraud alert in which it stated its view that the industry practice of providing tests covered by the Composite Rate at below fair market value raised issues under the anti-kickback statutes, as such an arrangement with an ESRD facility appeared to be an offer of something of value (Composite Rate tests at below market value) in return for the ordering of additional tests billed directly to Medicare. See " -- Anti-kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws" for a description of this statute. LifeChem's use of capitation rates in billing for tests in the Composite Rate is a subject of the OIG Investigation. See " -- Legal Proceedings -- OIG Investigation" and " --Legal Proceedings -- LifeChem."

         Second, laboratory tests performed by SRM for Medicare beneficiaries that are not included in the Composite Rate are separately billable directly to Medicare.

Such tests are paid at 100% of the Medicare fee schedule amounts, which are limited by national ceilings on payment rates, called National Limitation Amounts ("NLAs"). Congress has periodically reduced the fee schedule rates and the NLAs, with the most recent reductions in the NLAs occurring in January 1996. As part of the Balanced Budget Act of 1997, Congress lowered the NLAs from 76% to 74% effective January 1, 1998. Congress has also approved a five year freeze on the inflation updates based on the Consumer Price Index (CPI) for 1998-2002. In addition, LifeChem's practice of billing Medicare directly for certain laboratory tests is a subject of the OIG Investigation and, therefore, recent changes in such direct billing practices could materially affect SRM's revenues.

         Medicare carriers have aggressively implemented Local Medical Review Policies (LMRPs) limiting the coverage of certain clinical laboratory services to an established list of diagnosis codes supporting medical necessity. These LMRPs set forth medical necessity criteria based on diagnosis coding as well as frequency of service provisions. Provisions in the Balanced Budget Act of 1997, require the Secretary of HHS to adopt uniform coverage and payment policies for laboratory testing by July 1, 1999. The adoption of additional coverage policies would reduce the number of covered services and could materially affect SRM's revenues.

         See " -- Legal Proceedings -- OIG Investigation" and " -- Legal Proceedings -- LifeChem," for information relating to LifeChem's voluntary disclosure of, and repayments associated with, certain billing problems and related proceedings.

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

         NMC has continued to provide IDPN therapy to malnourished dialysis patients because NMC believes that to be the only clinically and ethically responsible course of action. Analyses of data from the Company's PSP database, both internal and as published in peer-reviewed medical journals, indicate that malnutrition measured by a serum albumin value of 3.4 g/dl or less is associated with significantly increased mortality risk in the chronic dialysis population and that IDPN is effective in increasing serum albumin and moderating mortality risk for such malnourished patients. These studies show that when these initial albumin levels were 3.0 g/dl or less, IDPN treatment was accompanied by a 70% improvement in survival. Similarly, when the initial albumin was 3.4 g/dl or less, survival with IDPN treatment was improved by about 15%. IDPN treatment is therefore associated with improved odds of survival at albumin concentration lower than 3.4 g/dl and the amount of improvement increases as albumin concentrates falls. A statistical review conducted in March 1996 suggests that about 5% of dialysis patients suffer from albumin concentration that is 3.0 g/dl or less.

         Because the management of NMC has believed that the obligation of medical professionals and companies that support medical care to ESRD patients extends beyond the mere provision of paid-for-service to advocacy for needed treatment, NMC has accepted increasing financial risk by continuing to offer IDPN.

         Prior to September 1993, IDPN claims were processed by two regional Medicare specialty PEN carriers, which are private companies under contract with HCFA responsible for processing claims and implementing certain Medicare benefits. In late 1993, administration of Medicare PEN claims was transferred to four newly created regional Durable Medical Equipment Regional Carriers ("DMERCs"). The DMERCs implemented policies for IDPN reimbursement that resulted in a sharp reduction in the number of IDPN claims approved for payment. As a result of these payment reductions, several competitors of Homecare ceased providing IDPN. Some of these competitors' patients subsequently became Homecare patients for IDPN.

         NMC believes that the reduction in IDPN claims paid by Medicare represented an unauthorized policy coverage change. Accordingly, NMC, along with certain other IDPN providers, is pursuing various administrative and legal avenues, including administrative appeals, to address this problem. Although NMC contends that its IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment.

         In April 1996, HCFA published new medical review policies which restrict substantially the number of patients for whom IDPN is reimbursed by Medicare. The new policies became final and effective for claims submitted on or after July 1, 1996. NMC and other PEN providers continue to review whether and to what extent possible modifications to the new policies might be obtained in legislative or administrative forums.

         While the new policy permits continued coverage of IDPN and other PEN therapies, and while the potential impact of the new policy is subject to further analysis, NMC believes that the new policy has made it substantially more difficult to qualify patients for future coverage by, among other things, requiring certain patients to undergo onerous and/or invasive tests in order to qualify for coverage. The new policy also eliminates all reimbursement for infusion pumps. NMC, together with other interested parties, may seek to effect certain changes in the new policy (other than with respect to the elimination of pump revenues), and NMC has developed changes to its patient qualification procedures in order to comply with the policy. If NMC is unable to achieve meaningful change in the new policy, such policy significantly reduces the number of patients eligible for Medicare coverage of IDPN and other PEN therapies. The new DMERC policy may adversely impact revenue for IDPN therapy. During 1997, revenue for IDPN decreased by $41 million compared with the same period for 1996. Since patients receiving IDPN therapy continue to decline, and in response to these regulatory changes, future revenues likely will be further adversely impacted by up to $20 million annually.

         If NMC is unable to collect its IDPN accounts receivable or if IDPN/PEN coverage is reduced or eliminated, Fresenius Medical Care's business, financial position and results of operations could be materially adversely affected.
See " -- Legal Proceedings -- IDPN Coverage Issues."

         See " -- Legal Proceedings -- OIG Investigation" for information on issues raised by the OIG with respect to the provision of IDPN by Homecare and related billing practices.

         EPO. Since June 1, 1989, the Medicare program has provided coverage for the administration of EPO to dialysis patients, with reimbursement made separately from the Composite Rate. Medicare reimbursement for EPO was reduced from $11.00 to $10.00 per 1,000 units, effective January 1, 1994. Future changes in the EPO reimbursement rate, inclusion of EPO in the Composite Rate, changes in the typical dosage per administration or increases in the cost of EPO purchased by NMC could adversely affect the Company's business and results of operations, possibly materially. See " -- Legal Proceedings -- Qui Tam Actions."

         Non-Dialysis-Related Services. Homecare and DSI provide a variety of non-dialysis-related services. Subject to various restrictions and co-payment limitations, Medicare typically pays for such non-dialysis-related services on the basis of established fee schedule amounts or, with respect to home health services, on the basis of reasonable costs. Private payors reimburse the Company for such non-dialysis-related services at contractually established amounts or at the Company's usual and customary rates. Medicare and certain Medicare carriers are imposing or considering the imposition of restrictions on diagnostic providers, such as DSI, that limit the category of tests they can perform or require direct personal physician supervision of technicians performing certain tests. DSI has made modification to its non-dialysis-related services in an effort to consolidate operations and in response to these regulatory changes.

         Coordination of Benefits. Medicare entitlement begins for most patients in the fourth month after the initiation of chronic dialysis treatment at a dialysis center. During the first three months, considered to be a waiting period, the patient or patient's insurance, Medicare or a state renal program are responsible for payment.

         Patients who have Medicare and are also covered by an employer group health plan ("EGHP") are subject to a 30 month coordination period during which the EGHP is the primary payor and Medicare the secondary payor. During this coordination period the EGHP pays a negotiated rate or in the absence of such a rate, the Company's standard rate or a rate defined by its plan documents. The payments are generally higher than the Medicare Composite Rate. Insurance will therefore cover a total of 33 months, the 3 month waiting period plus the 30 month coordination period.

         Patients who already have Medicare based on age when they become ESRD patients are dual eligible patients. If these patients have an EGHP that is paying primary then these patients will have a 30 month coordination period. If Medicare is already the primary payor when ESRD entitlement begins, Medicare remains the primary payor, the EGHP is the secondary payor and no coordination period will apply. Most patients over 65 are retired and fall into this second category. Patients who do not have a health insurance retirement benefit plan can purchase Medigap plans offered by AARP and many other insurance companies.

         Possible Changes in Medicare. Because the Medicare program represents a substantial portion of the federal budget, in order to reduce the federal government deficit, and for other reasons, the U.S. Congress takes action in almost every legislative session to modify the Medicare program by refining the amounts payable to health care providers. Legislation or regulations may be enacted in the future that could substantially modify or reduce the amounts paid for services and products offered by Fresenius Medical Care and its subsidiaries. In this regard, both the executive branch and members of Congress from both parties have recently proposed significant reductions in the Medicare program as part of initiatives to reduce the federal government deficit. It is also possible that statutes may be adopted or regulations may be promulgated in the future that impose additional eligibility requirements for participation in the federal and state health care programs. Such new legislation or regulations may adversely affect Fresenius Medical Care's business and results of operations.

         NON-U.S.

         Reimbursement arrangements outside the U.S. vary significantly from country to country. In developed areas, such as Western Europe, national health insurance programs frequently provide coverage for dialysis treatments and, in some cases, provide reimbursement at rates higher than those available in the U.S. In less developed countries, reimbursement programs often do not exist, and patients then bear the entire cost of dialysis treatment. Some developing countries, especially in the Asia/Pacific region and South America, are moving toward national health insurance programs modelled after those in Europe.

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

         The federal government, many states and private third-party insurance payors have made combating health care fraud and abuse one of their highest enforcement priorities, resulting in increasing resources devoted to this problem. Consequently, the OIG and other enforcement authorities are increasing scrutiny of arrangements between physicians and health care providers for possible violations of the anti-kickback statutes or other federal laws. Certain competitors of NMC who have faced federal criminal charges under these statutes have entered into settlement agreements under which they have agreed to pay substantial fines and penalties. See " -- Legal Proceedings" for information concerning the OIG's investigations of NMC's activities under these provisions.

         ANTI-KICKBACK STATUTES

         The federal anti-kickback statutes establish criminal prohibitions against and civil penalties for the knowing and willful solicitation, receipt, offer or payment of any remuneration, whether direct or indirect, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable in whole or in part under Medicare, Medicaid or other federal health care programs. Certain federal courts have interpreted the anti-kickback statutes broadly, for example as prohibiting payments intended to induce the referral of Medicare business, irrespective of any other legitimate motives. However, one federal appellate court, in a civil case, has found that a violation of the anti-kickback statutes requires specific knowledge of the anti-kickback statutes and specific intent to disobey the law. Federal district courts in other circuits, however, have expressly declined to follow this precedent. Sanctions for violations of the anti-kickback statutes include criminal and civil penalties, such as imprisonment or criminal fines of up to $25,000 per violation, and civil penalties of up to $50,000 per violation, and exclusion from the Medicare or Medicaid programs and other federal programs. In addition, certain provisions of federal criminal law that may be applicable provide that if a corporation is found guilty of a criminal offense it may be fined no more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense.

         Because of the breadth of the anti-kickback statutes, substantial uncertainty has resulted regarding which practices violate the statutes and which practices are legitimate. Two methods the OIG uses periodically to give guidance to providers about the anti-kickback statutes are "safe harbor" regulations and special fraud alerts. The safe harbor regulations, which were first promulgated in final form on July 29, 1991 and have subsequently been amended, create safe harbors from prosecution, in addition to the statutory exceptions, for certain business arrangements that would otherwise be prohibited by the anti-kickback statutes. To date, a number of regulatory safe harbors have been finalized and additional safe harbor regulations are under consideration. An arrangement that satisfies all of the standards of the applicable safe harbors is deemed not to be subject to prosecution. Arrangements that fall outside of the safe harbors do not necessarily violate the anti-kickback statutes; rather, such arrangements are not afforded protection from prosecution and may be subject to scrutiny by enforcement agencies. Special fraud alerts are intended to inform providers of the OIG's enforcement priorities and to identify suspect practices the OIG believes violate the anti-kickback statutes. See " -- Legal Proceedings" for information concerning the OIG's investigations of certain of NMC's activities, including Medical Director contracts and compensation. Effective February 1997, the OIG must respond to requests for advisory opinions concerning whether certain activities violate the anti-kickback statutes. See " -- Legal Proceedings --The Health Insurance Portability and Accountability Act of 1996" for a reference to the advisory opinion provision.

         Some states also have enacted statutes similar to the anti-kickback statutes, which may include criminal penalties, applicable to referrals of patients regardless of payor source, and may contain exceptions different from state to state and from those contained in the federal anti-kickback statutes.

         FALSE CLAIMS ACT AND RELATED CRIMINAL PROVISIONS

         The U.S. federal False Claims Act (the "False Claims Act") imposes civil penalties for making false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Moreover, private individuals may bring qui tam or "whistle blower" suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statutes under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties of $5,000 to $10,000 per claim and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense.

         Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

         THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

         HIPAA was enacted in August 1996 and substantively changed federal fraud and abuse laws by expanding their reach to all federal health care programs, establishing new bases for exclusions and mandating minimum exclusion terms, creating an additional exception to the anti-kickback penalties for risk-sharing arrangements, requiring the Secretary of HHS to issue advisory opinions, increasing civil money penalties to $10,000 (formerly $2,000) per item or service and assessments to three times (formerly twice) the amount claimed, creating a specific health care offense and related health fraud crimes, and expanding investigative authority and sanctions applicable to health care fraud. It also prohibits provider payments which could be deemed an inducement to patient selection of a provider.

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

         BALANCED BUDGET ACT OF 1997

         In August 1997 President Clinton signed the Balanced Budget Act of 1997 ("BBA") which contains sweeping adjustments to both the Medicare and Medicaid programs, as well as further expansion of the fraud and abuse laws. Specifically, the BBA created a civil monetary penalty for violations of the federal anti-kickback statute whereby violations will result in damages equal to three times the amount involved as well as a penalty of $50,000 per violation. In addition, the new provisions expanded the exclusion requirements so that any person or entity convicted of three health care offenses is automatically excluded from federally funded health care programs for life. Individuals or entities convicted of two offenses are subject to mandatory exclusion of 10 years, while any provider or supplier convicted of any felony may be denied entry into the Medicare program by the Secretary of HHS if deemed to be detrimental to the best interests of the Medicare program or its beneficiaries.

         The BBA also provides that any person or entity that arranges or contracts with an individual or entity that has been excluded from a federally funded health care program will be subject to civil monetary penalties if the individual or entity "knows or should have known" of the sanction. The BBA also requires that a variety of providers, including home health agencies, equipment suppliers and rehabilitation agencies, post a $50,000 surety bond in an effort to deter "sham" providers and suppliers from entering the Medicare program. In addition, the BBA requires HCFA to issue advisory opinions in response to inquiries as to whether physician referrals for designated health services are prohibited by the Stark law.

         Finally, the BBA creates a Medicare+Choice Program that is designed to provide a variety of options to Medicare beneficiaries, almost all of whom may enroll in a Medicare+Choice Plan. The options include provider sponsored organizations, coordinated care plans, HMOs with and without point of service options involving out-of-network providers, and medical savings accounts offered as a demonstration project.

         STARK LAW

         The original Stark Law, known as "Stark I" and enacted as part of the Omnibus Budget Reconciliation Act of 1989, prohibits a physician from referring Medicare patients for clinical laboratory services to entities with which the physician (or an immediate family member) has a financial relationship, unless certain exceptions apply. Sanctions for violations of the Stark Law may include denial of payment, refund obligations, civil monetary penalties or exclusion of the provider from the Medicare and Medicaid programs. The Stark Law prohibits the entity receiving the referral from filing a claim or billing for services arising out of the prohibited referral.

         Provisions of OBRA 93, known as "Stark II," amended Stark I to revise and expand upon various statutory exceptions, to expand the services regulated by the statute to a list of "Designated Health Services," and to prohibit Medicaid referrals where a financial relationship exists. The provisions of Stark II generally became effective on January 1, 1995. The additional Designated Health Services include: physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computer axial tomography scans and ultrasound services; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. NMC has determined that the Stark Law does apply to dialysis-related Designated Health Services not paid for under the Composite Rate as well as to certain services provided by DSI, LifeChem and Homecare. However, pursuant to proposed regulations implementing Stark II, published on January 9, 1998, erythropoietin (EPO) provided to ESRD patients as part of a renal dialysis treatment plan is specifically exempted as a Designated Health Service. Further, in the proposed regulations discussing Durable Medical Equipment, ESRD equipment and supplies are excluded from coverage as a Designated Health Service because the ESRD benefit is distinguished under Medicare from the DME benefit.

         Prior to the effective date of Stark II, NMC had reimbursed the substantial majority of its Medical Directors on the basis of a percentage of net pre-tax earnings of the facilities. In response to Stark II, since January 1, 1995, DSD has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. The compensation of Medical Directors is a subject of the OIG Investigation. See
" -- Legal Proceedings -- OIG Investigation" and " -- Medical Director Compensation."

         On August 14, 1995, HCFA promulgated a final regulation implementing Stark I and its statutory restrictions on referrals for clinical laboratory services. One of the provisions of the regulation significantly affecting dialysis providers is HCFA's interpretation that the Stark Law applies to dialysis-related laboratory services. However, in proposed regulations published on January 9, 1998, HCFA proposed a regulatory exception for clinical laboratory services paid for as part of the Composite Rate. The proposed Stark II regulations follow the provisions set forth in the Stark I regulation in that any service included as part of the Composite Rate is not considered a Designated Health Service.

         Several states in which the Company operates have enacted self-referral statutes similar to the Stark Law. Such state self-referral laws may apply to referrals of patients regardless of payor source and may contain exceptions different from each other and from those contained in the Stark Law.

         OTHER FRAUD AND ABUSE LAWS

         The Company's operations are also subject to a variety of other federal and state fraud and abuse laws, principally designed to ensure that claims for payment to be made with public funds are complete, accurate and fully comply with all applicable program rules.

         The civil monetary penalty provisions are triggered by violations of numerous rules under the statute, including the filing of a false or fraudulent claim and billing in excess of the amount permitted to be charged for a particular item or service. As a result of the HIPPA amendments, monetary penalties of up to $10,000 plus three times the amount of the claim for each item or service for which an improper claim for payment was made, may be imposed, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims. Violations may also result in suspension of payments, exclusion from the Medicare and Medicaid programs, as well as other federal health care benefit programs, or forfeiture of assets.

         In addition to the statutes described above, other criminal statutes may be applicable to conduct that is found to violate any of the statutes described above.

HEALTH CARE REFORM

         Health care reform is considered by many in the U.S. to be a national priority. Members of Congress from both parties and the executive branch are continuing to consider many health care proposals, some of which are comprehensive and far-reaching in nature. As noted above, the Medicare+Choice Program was developed as part of the amendments in the BBA. This program is designed to expand the options for Medicare beneficiaries and may have a significant impact on the manner in which health care is delivered in the future. Several states are also currently considering health care proposals. It cannot be predicted what additional action, if any, the federal government or any state may ultimately take with respect to health care reform or when any such action will be taken. Health care reform may bring radical changes in the financing and regulation of the health care industry, which could have a material adverse effect on the business of Fresenius Medical Care or its subsidiaries and the results of their operations.

CHANGES IN THE HEALTH CARE INDUSTRY IN THE U.S.

         Significant changes in the health care industry are occurring as a result of market driven forces that are creating significant downward pressure on reimbursement rates that Fresenius Medical Care and its subsidiaries will receive for their services and products. A substantial portion of third-party health insurance is now furnished through some type of managed care plan, including HMOs.

         Managed care plans are increasing their market share, and this trend may accelerate as a result of the merger and consolidation of providers and payors in the health care industry and as a result of the discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through such managed care plans. At the same time, private purchasing cooperatives and the government are attempting to limit premium increases for these plans. In such an environment, controlling underlying medical costs is the only vehicle for ensuring satisfactory managed care plan margins. Managed care plans have been aggressive in seeking lower reimbursement levels for virtually all providers. For some populations, plans have sought to limit their own financial risk by negotiating capitation agreements under which providers assume responsibility for delivering a range of services at a fixed payment amount. Capitation effectively "locks in" a base of patients for providers who accept such arrangements. If substantially more patients of the Company join managed care plans or if such plans reduce reimbursements or capitate competitor companies, Fresenius Medical Care's business and results of operations could be adversely affected, possibly materially.


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

McAllen, Texas                            92,856            leased/      Manufacture of bloodlines.
                                                            owned(1)

Reynosa, Mexico                           48,745            owned        Manufacture of bloodlines.

Notts, United Kingdom                     55,000            leased       Manufacture of hemodialysis
                                                                         concentrate solutions.

----------
(1)      Land is leased, building is owned.

         The lease on Fresenius USA's Walnut Creek facility expires in 2002. Fresenius USA owns one warehouse and leases 9 warehouses throughout the U.S. These warehouses are used as regional distribution centers for Fresenius USA's peritoneal dialysis products. All such warehouses are subject to leases with remaining terms not exceeding four years. As a result of the Abbott Acquisition, Fresenius USA has added distribution capacity at an additional 22 public warehouses, substantially all of which were formerly used by Abbott. At December 31, 1997, RPD distributed its products through 19 warehouse facilities (13 in the U.S., 3 in Europe, 2 in Latin America, and 1 in Asia).

         Fresenius Medical Care Holdings, Inc. leases its corporate headquarters in Lexington, Massachusetts. This lease expires on October 31, 2007.

         The Company leases most of the dialysis centers, Homecare locations and manufacturing, laboratory, distribution and administrative and sales facilities in the U.S. and foreign countries on terms which the Company believes are customary in the industry. The Company owns those dialysis centers and manufacturing facilities that it does not lease.

         In connection with proceedings before the Federal Trade Commission ("FTC") for pre-merger clearance of the Merger under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, Fresenius USA entered into a consent agreement pursuant to which it agreed to divest its Lewisberry, Pennsylvania facility. This facility was divested effective November 8, 1996.

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


ITEM 3:  LEGAL PROCEEDINGS

         As discussed in greater detail below, most aspects of NMC's U.S. businesses are the subject of criminal or civil investigations by several federal agencies and authorities, the outcome of which cannot be predicted. If the government were successfully to pursue claims arising from any of these investigations, NMC or one or more of its subsidiaries could be subject to civil or criminal penalties, including substantial fines, suspension of payments or exclusion from the Medicare and Medicaid programs as well as other federal health care benefit programs, which provide over 60% of NMC's revenues. In addition, NMC could be required to change billing or other practices which could adversely affect NMC's revenues. In addition, as discussed below, NMC has become aware that it is the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the government investigations, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. In the process of unsealing federal whistleblower complaints, it is not unusual for courts to allow the government to inform the Company and its counsel of a complaint prior to the time the Company may be legally permitted to disclose it to the public. NMC may be the subject of other "whistleblower" actions not known to the Company. The Company and FMCH have guaranteed NMC's obligations relating to or arising out of the OIG Investigation and the qui tam proceedings, and indemnified Grace Chemicals for any such liabilities. See " -- OIG Agreements."

         An adverse result in any of such governmental investigations or "whistleblower" proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

         OIG INVESTIGATION

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

         In connection with the OIG Investigation, the Company continues to receive additional subpoenas directed to NMC or the Company to obtain supplemental information and documents regarding the above-noted issues, or to clarify the scope of the original subpoenas.

         The Company is cooperating with the OIG Investigation. The Company believes that the government continues to review and evaluate the voluminous information the Company has provided. As indicated above, the government continues, from time to time, to seek supplementing and/or clarifying information from the Company. The Company expects that this process will continue while the government completes its evaluation of the issues.

         The OIG Investigation covers the following areas: (a) NMC's dialysis services business, principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare ESRD program, its billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) LifeChem's laboratory business, including documents relating to testing procedures, marketing, customers, competition and certain overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, and a 1997 review of dialysis facilities' standing orders; and
(d) Homecare and, in particular, information concerning IDPN billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

         The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the False Claims Act and other federal and state statutes and regulations applicable to NMC's business can be substantial. See " -- Anti-kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws." While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, there can be no assurance that the federal government and/or one or more state agencies will not claim that NMC has violated statutory or regulatory provisions. Additionally, eight and possibly other qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

         An adverse determination with respect to any of the issues addressed by the subpoenas, or any of the other issues that have been or may be identified by the government, could result in the payment of substantial fines, penalties and forfeitures, the suspension of payments or exclusion of the Company or one or more of its subsidiaries from the Medicare program and other federal programs, and changes in billing and other practices that could adversely affect the Company's revenues. Any such result could have a material adverse effect on the Company's business, financial condition and results of operations. Under the terms of the Merger, any potential resulting monetary liability has been retained by NMC, and the Company has indemnified Grace Chemicals against all potential liability arising from or relating to the OIG Investigation. The Company has provided the U.S. government with a guarantee of payment of the obligations, if any, arising from the OIG Investigation. In support of this guarantee, the Company has delivered to the U.S. government a standby letter of credit in the amount of $150 million.

         MEDICAL DIRECTOR COMPENSATION

         The government is investigating whether DSD's compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statutes, rather than payment for services rendered. DSD compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by the Medical Products Group ("MPG") on products purchased by the Medical Director's facility from MPG and (until January 1, 1992) a portion of the profit earned by LifeChem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

         To comply with Stark II if Designated Health Services are involved, Medical Director compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties. Since January 1, 1995, DSD has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. In renegotiating its Medical Director compensation arrangements in connection with Stark II, DSD took and continues to take account of the compensation levels paid to its Medical Directors in prior years.

         Certain government representatives have expressed the view in meetings with counsel for NMC that arrangements where the Medical Director was or is paid amounts in excess of the "fair market value" of the services rendered may evidence illegal payments to induce referrals, and that hourly compensation is a relevant measure for evaluating the "fair market value" of the services. DSD does not compensate its Medical Directors on an hourly basis and has asserted to the government that hourly compensation is not a determinative measure of fair market value. Although the Company believes that the compensation paid to its Medical Directors is generally reflective of fair market value, there can be no assurances that the government will agree with this position or that the Company ultimately will be able to defend its position successfully. Because of the wide variation in local market factors and in the profit percentage contractually negotiated between DSD and its Medical Directors prior to January 1, 1995, there is a wide variation in the amounts that have been paid to Medical Directors.

         As a result, the compensation that DSD has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the government that its compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the government that OIG auditors repeatedly reviewed NMC's compensation arrangements with its Medical Directors in connection with their audits of the costs claimed by DSD; that the OIG stated in its audit reports that, with the exception of certain technical issues, NMC had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that NMC reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the government will accept NMC's assertions concerning the legality of its arrangements generally or NMC's assertion that it reasonably relied on OIG audits, or that the government will not focus on specific arrangements that DSD has made with one or more Medical Directors and claim that those specific arrangements were or are unlawful.

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

         CREDIT BALANCES

         In the ordinary course of business, Medicare providers like DSD receive overpayments from Medicare intermediaries for services that they provide to Medicare patients. Medicare intermediaries commonly direct such providers to notify them of the overpayment and not remit such amounts to the intermediary by check or otherwise unless specifically requested to do so. In 1992, HCFA adopted a regulation requiring certain Medicare providers, including dialysis centers, to file a quarterly form listing unrecouped overpayments with the Medicare intermediary responsible for reimbursing the provider. The first such filing was required to be made as of June 30, 1992 for the period beginning with the initial date that the provider participated in the Medicare program and ending on June 30, 1992.

         The government is investigating whether DSD intentionally understated the Medicare credit balance reflected on its books and records for the period ending June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. DSD's policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of DSD for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations and that its initial filing with the intermediaries disclosed the credit balance on the books and records of DSD as shown in accordance with its policy, but there can be no assurance that the government will accept NMC's views. The government has inquired whether other divisions including Homecare, LifeChem and DSI have appropriately treated Medicare credit balances.

         The government is also investigating whether DSD failed to disclose Medicare overpayments that resulted from DSD's obligation to rebill commercial payors for amounts originally billed to Medicare under HCFA's initial implementation of the OBRA 93 amendments to the secondary payor provisions of the Medicare Act. See " -- OBRA 93." DSD experienced delays in reporting a material amount of overpayments after the implementation of the OBRA 93 amendments. NMC asserts that most of these delays were the result of the substantial administrative burdens placed on DSD as a consequence of the changing and inconsistent instructions issued by HCFA with respect to the OBRA 93 amendments and were not intentional. Substantially all overpayments resulting from the rebilling effort associated with the OBRA 93 amendments have now been reported. Procedures are in place that are designed to ensure that subsequent overpayments resulting from the OBRA 93 amendments will be reported on a timely basis.

         SUPPLEMENTAL MEDICAL INSURANCE

         DSD provided grants or loans for the payment of premiums for supplemental medical insurance (under which Medicare Part B coverage is provided) on behalf of a small percentage of its patients who are financially needy. The practice of providing loans or grants for the payment of supplemental medical insurance premiums by NMC was one of the subjects of review by the government as part of the OIG investigation. See "Regulatory and Legal Matters -- Reimbursement."

         The Government, however, advised the Company orally that it is no longer pursuing this issue. Furthermore, as a result of the passage of HIPPA, the Company terminated making such payments on behalf of its patients. Instead, the Company, together with other representatives of the industry, obtained an advisory opinion from the OIG, whereby, consistent with specified conditions, the Company and other similarly situated providers may make contributions to a non-profit organization that has volunteered to make these payments on behalf of indigent ESRD patients, including patients of the Company.

         OVERPAYMENTS FOR HOME DIALYSIS SERVICES

         NMC acquired HIC, an in-center and home dialysis service provider, in 1993. At the time of the acquisition, HIC was the subject of a claim by HCFA that HIC had received payments for home dialysis services in excess of the Medicare reasonable charge for services rendered prior to February 1, 1990. NMC settled the HCFA claim against HIC in 1994. The government is investigating whether the settlement concerning the alleged overpayments made to HIC resolved all issues relating to such alleged overpayments. The government is also investigating whether an NMC subsidiary, Home Dialysis Services, Inc. ("HDS"), received payments similar to the payments that HIC received, and whether HDS improperly billed for home dialysis services in excess of the monthly cost cap for services rendered on or after February 1, 1990. The government is investigating whether NMC was overpaid for services rendered. NMC asserts that the billings by HDS were proper, but there can be no assurance that the government will accept NMC's view.

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

         On June 7, 1996, LifeChem voluntarily disclosed an additional billing problem to the government that had resulted in LifeChem's receipt of between $40,000 and $160,000 in overpayments for laboratory services rendered in 1991. LifeChem advised the government that this overpayment resulted from the submission for payment of a computer billing tape that had not been subjected to a "billing rules" program designed to eliminate requests for payments for laboratory tests that are included in the Composite Rate and that were not eligible for separate reimbursement. LifeChem also advised the government that there may have been additional instances during the period from 1990 to 1992 when other overpayments were received as a result of the submission of computer billing tapes containing similar errors and that it was in the process of determining whether such additional overpayments were received. On June 21, 1996, LifeChem advised the government that the 1991 billing problem disclosed on June 7, 1996 resulted in an overpayment of approximately $112,000. LifeChem also advised the government that certain records suggested instances in July 1990 and August 31 through September 11, 1990, when billing tapes may have been processed without rules processing. LifeChem continued its effort to determine whether any other overpayments occurred relating to the "billing rules" problem and, in March 1997, advised the government that an additional overpayment of approximately $260,000 was made by Medicare.

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

         Benefits provided to dialysis centers and persons associated with dialysis centers. The government is investigating whether DSD or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use LifeChem services. Such benefits could include, for example, discounts on RPD supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, and the provision of research grants. NMC has identified certain instances in which benefits were provided to MPG customers who purchased medical products from RPD and used LifeChem's laboratory services. The government may claim that the provision of such benefits violates, among other things, the anti-kickback statutes.

         Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce at this time. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to LifeChem's billing and testing. Recently, the government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided.

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

         In May 1992, the carrier issued another Medicare advisory to all PEN suppliers in which it stated that it had come to the carrier's attention that some IDPN suppliers had not been prorating their billing for administration kits used by IDPN patients and that providers should not bill for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period. The advisory stated further that the carrier would be conducting "a special study to determine whether or not overpayments have occurred as a result of incorrect billing" and that "if overpayments have resulted, providers that have incorrectly billed" would "be contacted so that refunds can be recovered." Homecare revised its billing practices in response to this advisory for claims filed for items provided on or after July 1, 1992. Homecare was not asked to refund any amounts relating to its billings for administration kits following the issuance of the second advisory.

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

         Utilization of IDPN. Since 1984, when HCFA determined that Medicare should cover IDPN and other parenteral nutrition therapies, NMC has been an industry leader in identifying situations in which IDPN therapy is beneficial to ESRD patients. It is the policy of Homecare to seek Medicare reimbursement for IDPN therapy only when it is prescribed by a patient's treating physician and when it believes that the circumstances satisfy the requirements published by HCFA and its carrier agents. Prior to 1994, HCFA and its carriers approved for payment more than 90% of the IDPN claims submitted by Homecare. After 1993, the rate of approval for Medicare reimbursement for IDPN claims submitted by Homecare for new patients, and by the infusion industry in general, fell to approximately 9%. NMC contends that the reduction in rates of approval occurred because HCFA and its carriers implemented an unauthorized change in coverage policy without giving notice to providers. See " -- IDPN Coverage Issues." While NMC continued to offer IDPN to patients pursuant to the prescription of the patients' treating physicians and to submit claims for Medicare reimbursement when it believed the requirements stated in HCFA's published regulations were satisfied, other providers responded to the drop in the approval rate for new Medicare IDPN patients by abandoning the Medicare IDPN business, cutting back on the number of Medicare patients to whom they provide IDPN, or declining to add new Medicare patients. The number of patients to whom NMC provided IDPN increased as a result.

         The government is investigating the utilization rate of IDPN therapy among NMC patients, whether NMC submitted IDPN claims to Medicare for patients who were not eligible for coverage, and whether documentation of eligibility was adequate. NMC asserts that the utilization rate of IDPN therapy among its dialysis patients, which, in 1995, averaged less than 3.5%, is the result of the factors discussed above and that it is the policy of Homecare to seek Medicare reimbursement for IDPN therapy prescribed by the patients' treating physician in accordance with the requirements published by HCFA and its carrier agents. There can be no assurance that the government will accept NMC's view or that the government will not claim that Homecare submitted IDPN claims for individuals who were not eligible for coverage or with inadequate documentation of eligibility.

         In addition, the government is investigating whether, in certain circumstances, documentation of eligibility was false or inaccurate. With respect to some claims, the Company has determined that false or inaccurate documentation was submitted, deliberately or otherwise. The Company understands that the government recently has utilized a grand jury to investigate this matter.

         QUI TAM ACTIONS

         The Company and NMC have become aware that eight qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective SEC and NYSE periodically required filings.

         The first qui tam action was filed in the United States District Court for the Southern District of Florida in 1996, amended on July 8, 1996 and disclosed to the Company on July 10, 1996. It alleges, among other things, that Grace Chemicals and NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the administration of EPO and that as a result of this allegedly wrongful conduct, the United States suffered actual damages in excess of $200 million. The Amended Complaint also seeks the imposition of a constructive trust on the proceeds of the NMC dividend to Grace Chemicals for the benefit of the United States on the ground that the Merger constitutes a fraudulent conveyance that will render NMC unable to satisfy the claims asserted in the Amended Complaint.

         The second qui tam action was filed in the United States District Court for the Middle District of Florida in 1995 and disclosed to the Company on or before November 7, 1996. It alleges, among other things, that NMC and certain NMC subsidiaries violated the False Claims Act in connection with the alleged retention of over-payments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an alleged inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages in excess of $10 million including applicable fines.

         The third qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in February 1996 and was disclosed to the Company in November 1996. It alleges, among other things, that a pharmaceutical manufacturer, an unaffiliated dialysis provider and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for a nonsterile intravenous drug and for intravenous drugs which were allegedly billed in excess of permissible Medicare reimbursement rates. The complaint also claims that the defendants violated the Medicare and Medicaid anti-kickback statutes in connection with the receipt of discounts and other in kind payments as alleged inducements to purchase intravenous drugs. The complaint is focused on the business relationship between the pharmaceutical manufacturer and several providers, one of which is NMC. The complaint claims that as a result of this allegedly wrongful conduct, the United States suffered damages. On June 28, 1997, in response to relator's motion to dismiss and the United States' declination to intervene, the District Court ordered the complaint dismissed without prejudice.

         The fourth qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in May 1995 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax International, Inc., a subsidiary of NMC, violated the False Claims Act in connection with its submission of claims to the Medicare program for diagnostic tests and induced overutilization of such tests in the medical community through improper marketing practices also in violation of the False Claims Act.

         The fifth qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in August 1996 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax and NMC Diagnostic Services induced overutilization of diagnostic tests by several named and unnamed physician defendants in the local medical community, through improper marketing practices and fee arrangements, in violation of the False Claims Act.

         The sixth qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in November 1996 and was disclosed to the Company in August 1997. It alleges, among other things, that NMC, DSI and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program by improperly upcoding and otherwise billing for various diagnostic tests.

         The seventh qui tam action was filed in the United States District Court for the District of Delaware in January 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that NMC and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program for diagnostic tests, and induced overutilization of such tests through improper marketing practices which provided impermissible incentives to health care providers to order these tests.

         The eighth qui tam action was filed in the United States District Court for the District of New Jersey in February 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that DSI and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for reimbursement for diagnostic tests, by causing unnamed physicians to overutilize these tests though a variety of fee arrangements and other impermissible inducements.

         Each of the qui tam complaints claims that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in any of the qui tam actions could have a material adverse affect on the Company's business, financial condition or results of operations.

         OIG AGREEMENTS

         As a result of discussions with representatives of the United States in connection with the OIG Investigation, certain agreements (the "OIG Agreements") have been entered into to guarantee the payment of any obligations of NMC to the United States (an "Obligation") relating to or arising out of the OIG Investigation and the qui tam action filed in the Southern District of Florida (the "Government Claims"). For the purposes of the OIG Agreements, an Obligation is (a) a liability or obligation of NMC to the United States in respect of a Government Claim pursuant to a court order (i) which is final and nonappealable or (ii) the enforcement of which has not been stayed pending appeal or (b) a liability or obligation agreed to be an Obligation in a settlement agreement executed by Fresenius Medical Care, FMCH or NMC, on the one hand, and the United States, on the other hand. As stated elsewhere herein, the outcome of the OIG Investigation cannot be predicted. The entering into of the OIG Agreements is not an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability, if any, which may result therefrom.

         Pursuant to the OIG Agreements, upon consummation of the Merger, Fresenius Medical Care, FMCH and NMC provided the United States with a joint and several unconditional guarantee of payment when due of all Obligations (the "Primary Guarantee"). As credit support for this guarantee, NMC delivered an irrevocable standby letter of credit in the amount of $150 million. The United States will return such letter of credit (or any renewal or replacement) for cancellation when all Obligations have been paid in full or it is determined that NMC has no liability in respect of the Government Claims.

         Fresenius Medical Care and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of Fresenius Medical Care to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that
(a) compliance by the United States with such provisions is not a condition or defense to the obligations of Fresenius Medical Care under the OIG Agreements and (b) breach of such provisions by the United States cannot and will not be raised by Fresenius Medical Care to excuse performance under the OIG Agreements.

         The foregoing describes the material terms of the OIG Agreements, copies of which were previously filed with the U.S. Securities and Exchange Commission (the "SEC" or the "Commission") and copies of which may be examined without charge at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W. Washington, D.C. 20549, and at the Regional Offices of the Commission located at Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661-2551 and Room 1300, 7 World Trade Center, New York, New York 10048. Copies of such material will also be made available by mail from the Public Reference Branch of the Commission at 450 Fifth Street, N.W. Washington, D.C. 20549, at prescribed rates. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such agreements.

         DIAGNOSTICS SUBPOENA

         In October 1996, Biotrax International, Inc. and NMC Diagnostics, Inc., both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and is making extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time.

         EASTERN DISTRICT OF VIRGINIA

         In December 1994, a subsidiary of NMC received a subpoena from a federal grand jury in the Eastern District of Virginia investigating the contractual relationships between subsidiaries of NMC that provide dialysis services and third parties that provide medical directorship and related services to those subsidiaries. There has been no communication from the government since a January 1995 document production and the outcome of this investigation and its effect, if any, on NMC cannot be predicted at this time.

         DISTRICT OF NEW JERSEY INVESTIGATION

         NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have been attempting to further narrow the issues with respect to which the government has previously expressed concerns in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

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

         NMC submitted all required certifications for its U.S. and non-U.S. facilities in accordance with timetables specified in the Consent Decree, and the bloodline import alert was lifted in March 1994. During the course of 1994 and 1995, NMC also worked with the FDA and demonstrated that its other manufacturing facilities in the U.S. were in compliance with GMP requirements. The hemodialyzer manufacturing facility in Dublin, Ireland was inspected by the FDA in April and December 1994 but did not pass inspection. NMC completed all remaining corrective actions, and in December 1995 the FDA determined that the Dublin facility was in compliance with GMP requirements and lifted the import alert. No fines or penalties have been imposed on NMC as a result of the FDA's actions or in connection with the Consent Decree. By policy, however, the FDA generally will undertake more frequent and more rigorous inspections of facilities that have been subject to consent decrees. For a discussion of the effects of the warning letters and import alerts issued by the FDA on NMC's business. The Consent Decree was lifted in January 1997. In February 1997, the Company closed its Dublin, Ireland facility. See " -- Properties."

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

         COMMERCIAL INSURER LITIGATION

         In December 1997, FMCH, NMC, and certain named NMC subsidiaries, as well as Grace, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The complaint seeks unspecified damages and costs. Grace has sought indemnification from the Company pursuant to the terms of an indemnification agreement between Grace and the Company for any liability, costs and expenses that Grace may incur as a result of the lawsuit. The Company is currently engaged in formulating its response to the complaint. This action is at an early stage and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to vigorously defend the lawsuit. It is also possible that one or more other private payors may claim that NMC received excess payments and similarly, may seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         The Company has conducted an investigation regarding suspected fraudulent activity of the General Manager of the Company's dialysis and laboratory operations in Portugal. The Company recently completed an analysis of the effect of such activities and expensed approximately $10 million related to the fraud and FMCH increased reserves by $10 million related to uncollectible accounts and tax matters, none of which was material to any prior year, during the third quarter 1996. The Company is pursuing actions against the responsible individuals and possible recovery of such losses under insurance coverage. Additionally, FMCH has written off $9 million related to franchise fees for its operations in Brazil.

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

         If HCFA's reversal of its original implementation of the provisions of OBRA 93 that relate to ESRD patients for whom Medicare is the secondary payor (see " -- Regulatory and Legal Matters -- Reimbursement -- U.S. -- Coordination of Benefits") is upheld, NMC may be required to refund the payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation, and to re-bill Medicare for the same services, which would result in a net loss to DSD of approximately $120 million as of December 31, 1995. NMC ceased to recognize the incremental revenue realized under the original Program Memorandum as of July 1, 1995, but it continued to bill employer health plans as primary payors for patients affected by OBRA 93 through December 31, 1995. As of January 1, 1996, NMC commenced billing Medicare as primary payor for dual eligible ESRD patients affected by OBRA 93, and then began to rebill in compliance with the revised policy for services rendered between April 24 and December 31, 1995.

         On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction. The litigation is continuing with respect to NMC's request to enjoin HCFA's new policy, both retroactively and prospectively, and NMC filed significant discovery requests concerning how HCFA developed the April 1995 rule. In December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also ordered that HCFA is permanently enjoined from enforcing and applying the April 1995 rule retroactively against NMC and granted NMC's outstanding discovery motions. The Court took no action on HCFA's motion for summary judgment pending completion of the outstanding discovery. The Court's favorable rulings provide a stronger legal basis for NMC to collect outstanding amounts from commercial payors on the retroactive portion of the case during the first half of 1998. At this time, it is unknown whether HCFA intends to appeal that ruling. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively, FMCH's business, financial position and results of operations would be materially adversely affected.

         SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         In April 1996, FMCH (then called W.R. Grace & Co.) received a formal order of investigation issued by the Commission directing an investigation into, among other things, whether Grace violated the federal securities laws by filing periodic reports with the Commission that contained false and misleading financial information. Pursuant to this formal order of investigation, FMCH has produced documents pursuant to subpoenas from the Southeast Regional Office of the Commission relating to reserves (net of applicable taxes) established by FMCH and NMC during the period from January 1, 1990 to the date of the subpoena (the "Covered Period") and certain corporate records and personnel material. FMCH believes that all financial statements filed by FMCH with the Commission during the Covered Period, including the financial statements of NMC included in the NMC Form 10 filed with the Commission on September 25, 1995, and the consolidated financial statements of Grace filed in Grace's Annual Report on Form 10-K for the year ended December 31, 1995 (all of which financial statements, other than unaudited quarterly financial statements, were covered by unqualified opinions issued by Price Waterhouse LLP, independent certified public accountants), have been fairly stated, in all material respects, in conformity with U.S. GAAP. FMCH and NMC have been cooperating with the Commission. While there can be no assurance, FMCH believes that the outcome of this investigation will have no material adverse effect on the business, financial condition and results of operations of FMCH.

         IDPN COVERAGE ISSUES

         The Company administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. After 1993, Medicare claims processors sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims represented an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers pursued various administrative and legal remedies, including administrative appeals, to address this reduction.

         In November 1995, NMC filed a complaint in the U.S. District Court for the Middle District of Pennsylvania seeking a declaratory judgment and injunctive relief to prevent the implementation of this policy coverage change. (National Medical Care, Inc. v. Shalala, 3:CV-95-1922 (RPC)). Subsequently, the District Court affirmed a prior report of the magistrate judge dismissing NMC's complaint, without considering any substantive claims, on the grounds that the underlying cause of action should be submitted fully to the administrative review processes available under the Medicare Act. The Company decided not to appeal the Court's decision, but rather, to pursue the claims through the available administrative processes.

         Although NMC management believes that those IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $152 million as of December 31, 1997.

         If NMC is unable to collect its IDPN receivable or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial condition and results of operations could be materially adversely affected. See " -- Reimbursement -- U.S. -- IDPN."

         SHAREHOLDER LITIGATION

         In 1995, nine purported class action lawsuits were brought against FMCH (prior to the Merger, when it was Grace) and certain of its then officers and directors in various federal courts. These lawsuits have been consolidated in a case entitled Murphy, et al. v. W.R. Grace & Co., et al. No. 95-CV-9003(JFK) (the "Murphy Action"), which is pending in the U.S. District Court for the Southern District of New York. The first amended class action complaint in this lawsuit, which purports to be a class action on behalf of all persons and entities who purchased publicly traded securities of FMCH during the period from March 13, 1995 through October 17, 1995, generally alleges that the defendants violated federal securities laws by concealing information and issuing misleading public statements and reports concerning NMC's financial position and business prospects, a proposed spin-off of NMC, and the matters that are the subject of the OIG Investigation and the investigation by the federal grand jury in the District of New Jersey. See
" -- OIG Investigation" and " -- District of New Jersey Investigation." The Murphy Action seeks unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. Plaintiffs and their counsel have agreed to compromise and settle the Murphy Action upon the terms of a Stipulation of Settlement executed on or about January 13, 1998 and preliminarily approved by the Court on January 28, 1998. The Stipulation of Settlement remains subject to the approval of the Court. If approved, the settlement agreement calls for the establishment of a settlement fund consisting of amounts contributed by Grace and insurance carriers for the individual defendants. The Company, FMCH and NMC are not required to make any contribution to the settlement fund.

         In October 1995, a purported derivative lawsuit was filed in the U.S. District Court for the Southern District of Florida, Northern Division against FMCH (prior to the Merger, when it was known as Grace), certain of its then directors and its former President and Chief Executive Officer, alleging, inter alia, that such individuals breached their fiduciary duties by failing to properly supervise the activities of NMC in the conduct of its business (Bennett v. Bolduc, et al. 95-8638-CIV-MORENO). In December 1995, the plaintiff in this action filed a new action, based on similar allegations, in the U.S. District Court for the Southern District of New York (Bennett v. Bolduc, et al. 95-CV-10737 (AGS)) (the "Bennett Action"). The action in Florida has been dismissed in favor of the Bennett Action. A second action making similar allegations was filed in October 1995 in New York State Supreme Court, New York County (Bauer v. Bolduc, et al. 95-125751). This action has been stayed in favor of the Bennett Action, which has been consolidated, for discovery purposes only, with the Murphy Action described above. The complaint in the Bennett Action seeks unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. Pursuant to a case management order issued by the Court in February 1996, the parties in the consolidated litigation have begun discovery, including the exchange of documents. Plaintiff and his counsel have agreed to compromise and settle the Bennett Action upon the terms of a Stipulation of Settlement executed on or about January 12, 1998. The Stipulation of Settlement remains subject to the approval of the Court. The Company, FMCH and NMC are not required to make any payment in connection with this settlement.

         The outcomes of these lawsuits cannot be predicted, although FMCH, NMC and the individual defendants believe that they have substantial defenses to the claims asserted. The stipulations of settlement in both the Murphy Action and the Bennett Action contain denials of liability on the part of the defendants.

         In February 1996, a purported class action was filed in New York State Supreme Court, New York County, against FMCH (prior to the Merger, when it was known as Grace) and certain of Grace's then current and former directors, alleging that the defendants breached their fiduciary duties, principally by failing to provide internal financial data concerning NMC and by failing to negotiate with certain other companies that had made proposals for business combinations involving NMC (Rosman v. W. R. Grace, et al. 96-102347). The lawsuit seeks injunctive relief ordering defendants to carry out their fiduciary duties and preventing or rescinding the Merger or any related transactions with Fresenius AG, unspecified monetary damages, an award of plaintiff's attorneys' and experts' fees and costs, and such other relief as the court may deem just and proper. The plaintiff has not taken any steps to prosecute the action since it was filed. The defendants believe this lawsuit is without merit.

         Grace Chemicals has indemnified the Company and its affiliates for any losses related to these lawsuits.

         OTHER LITIGATION AND POTENTIAL EXPOSURES

         In recent years, physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging professional negligence, malpractice, product liability, workers' compensation or related claims, many of which involve large claims and significant defense costs. FMCH and NMC and their subsidiaries have been, and the Company can be expected to continue from time to time to be, subject to such suits due to the nature of the Company's business. Although the Company maintains insurance at a level which it believes to be prudent, there can be no assurance that the coverage limits will be adequate or that all asserted claims will be covered by insurance. In addition, there can be no assurance that liability insurance will continue to be available at acceptable costs. A successful claim against the Company or any of its subsidiaries in excess of insurance coverage could have a material adverse effect upon Fresenius Medical Care and the results of its operations. Any claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the reputation and business of Fresenius Medical Care. FMCH, NMC and their subsidiaries operate a large number and wide variety of facilities throughout the U.S. In such a decentralized system it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliate companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. See "Business -- Regulatory and Legal Matters -- Regulatory Overview." However, on occasion, FMCH, NMC and their subsidiaries have identified instances where employees, deliberately or inadvertently, have submitted inadequate or false billings while employed by an affiliated company. The illegal actions of such persons may subject NMC to liability under the False Claims Act, among other laws, and the Company cannot predict whether such law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any other business activities of the Company. In addition, the Company asserts claims and suits arising in the ordinary course of business, the ultimate resolution of which would not, in the opinion of Fresenius Medical Care, have a material adverse effect on its financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         All of the Company's common stock is held by Fresenius Medical Care. The NMC Credit Agreement and the indentures pertaining to the Senior Subordinated Notes of Fresenius Medical Care and one of its subsidiaries impose certain limits on the Company's payment of dividends. See Item 7 - "MD&A".

ITEM 6.  SELECTED FINANCIAL DATA



                                                    Successor                                Predecessor
                                            ---------------------------    -------------------------------------------------
                                                                            Nine
                                                           Three Months    Months
                                             Year Ended       Ended         Ended              Year Ended December 31,
                                              Dec. 31,      Dec. '31,    Sept. 30,
                                                 1997          1996          1996         1995          1994          1993
                                             ----------    ----------    ---------     ----------     ---------    ---------
(Dollars in Millions, Except Shares and
Per Share Data)
Statement of Operations Data
     Net sales                                 $ 2,621       $   631       $ 1,615       $ 2,033       $ 1,818       $ 1,456
     Cost of sales                               1,650           394           969         1,176         1,027           840
                                               -------       -------       -------       -------       -------       -------
     Gross profit                                  971           237           646           857           791           616
     Selling, general and administrative
     and research and development                  718           177           501           625           561           413
                                               -------       -------       -------       -------       -------       -------
     Operating income                              253            60           145           232           230           203
     Interest expense (net)                        186            45            16            26            16            12
                                               -------       -------       -------       -------       -------       -------
     Income before income taxes                     67            15           129           206           214           191
     Income tax expense                             46             9            66           109           112            87
                                               -------       -------       -------       -------       -------       -------
     Net income                                $    21       $     6       $    63       $    97       $   102       $   104
                                               =======       =======       =======       =======       =======       =======
Net Income Per Common and Common
Equivalent Share:
     Primary                                   $  0.23       $  0.07       $  0.66       $  1.01       $  1.08       $  1.12
Weighted average number of shares of
common stock and
common stock equivalents:
     Primary (000'S)                            90,000        90,000        95,188        95,822        93,936        91,974


                                                         Successor                                   Predecessor
                                                ----------------------------             -------------------------------------
                                                      At December 31,                              At December 31,
                                                ----------------------------             -------------------------------------
                                                    1997            1996                   1995          1994          1993
                                                --------------    ----------             ---------     ---------     ---------
Balance Sheet Data:
     Working capital                                   $  383        $  282                $  125        $  145         $  74
     Total assets                                       5,010         4,596                 1,998         1,644         1,245
     Total long term debt and capital
       lease obligations                                1,624         1,438                    35            17            14
     Stockholders' equity                               1,969         1,768                 1,363         1,159           880

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of the following discussion, Fresenius Medical Care Holdings, Inc., ("FMCH" or the "Company") formerly known as W. R. Grace & Co. ("Grace New York"), together with the wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA") was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG ("the Merger") formerly referred to in the Company's SEC filings as the Reorganization. The following is a discussion of the financial condition and results of operations of FMCH. The discussion should be read in conjunction with the financial statements included elsewhere in this document.

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

    FMCH derives a significant portion of its health care services net revenues from Medicare, Medicaid and other government health care programs (approximately XX% in 1997). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO (which accounted for approximately 23% of dialysis service's domestic net revenues in 1997), and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

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

    Dialysis Services operated or managed dialysis centers in 13 foreign countries at December 31, 1997. In certain countries, FMCH experiences lower reimbursement rates per treatment for dialysis services than are generally realized in the U.S. FMCH's international dialysis services operations currently generate less operating profit per treatment than domestic dialysis operations due to both the lower reimbursement rates in some countries and the start-up nature of many of the centers in foreign countries.

RESULTS OF OPERATIONS

         The following table summarizes certain operating results of FMCH by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services. The table presents the year 1996 where there is a combination of 9 months of operations on a predecessor basis and 3 months of operations on a successor basis. The entire year for 1997 operations was on a successor basis, the operations for 1995 were on a predecessor basis. These bases of accounting are not entirely compatible. In particular, the successor basis has a significant increase in interest expense and depreciation and amortization when compared to the predecessor basis.


                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                               ---------------------------------------------------------
                                                                   1997                  1996                 1995
                                                               -------------         -------------        --------------
                                                                                  (DOLLARS IN MILLIONS)
Net Revenues:
     Dialysis Services                                                $1,905               $1,669                $1,539
     Dialysis Products                                                   676                  406                   290
     Homecare/Diagnostics                                                296                  379                   382
     Intercompany Eliminations                                          (256)                (209)                 (178)
                                                               -------------        -------------         -------------
Total Net Revenues                                                    $2,621               $2,245                $2,033
                                                               =============        =============         =============

Operating Earnings:
     Dialysis Services                                                   274                  239                   282
     Dialysis Products                                                    71                   42                    (11)
     Homecare/Diagnostics                                                (19)                   (1)                  47
                                                               --------------        -------------         -------------
                                                                         326                  280                   318
                                                               --------------        -------------         -------------
Other Expenses:
     General Corporate                                                    69                   72                    66
     Research and Development                                              4                    3                    20
     Interest Expense, Net                                               186                   61                    26
                                                               --------------        -------------         -------------
Total Other Expenses                                                     259                  136                   112
                                                               --------------        -------------         -------------
Earnings Before Income Taxes                                              67                  144                   206
Provision for Income Taxes                                                46                   75                   109
                                                               -------------         -------------         ------------
Net Earnings                                                          $   21               $   69                $   97
                                                               =============         =============         =============

1997 COMPARED TO 1996

         Net revenues for 1997 increased by 17% ($376 million) over 1996, with Dialysis Services and Dialysis Products accounting for more than all of the entire increase. Net earnings for 1997 decreased 70% ($48 million) as compared to 1996 primarily as a result of increased amortization and interest expenses partially offset by increased operating earnings of dialysis products and dialysis services.

         Dialysis Services. Dialysis Services net revenues for 1997 increased by 14% ($236 million) over 1996, which included a favorable OBRA 93 adjustment ($10 million), primarily as a result of a 15% increase in the number of treatments provided worldwide. This increase was partially offset by a decline in the ancillary revenue rate ($16 million). The treatment increase was largely due to an increase in the number of dialysis centers (852 at December 31, 1997 as compared to 753 at December 31, 1996). Laboratory testing revenues for 1997 increased by $17 million over 1996. This was primarily due to revenues of Spectra Laboratories ($29 million), acquired by FMCH in June 1997, partially offset by decreases in LifeChem testing volume ($12 million).

         Dialysis Services operating earnings for 1997 increased by 15% ($35 million) over 1996. This was primarily due to three unfavorable one time adjustments made during the third quarter of 1996; (writedowns in Portugal related to fraudulent activities ($10 million), increased reserves for certain Portuguese uncollectible accounts and tax matters ($10 million), and write-offs of Brazil franchise fees ($9 million)). The effect of these adjustments and the increase in treatment volume was partially offset by the aforementioned OBRA 93 adjustment in 1996, decreases in volume of LifeChem laboratory testing, and increases to personnel costs. Spectra Laboratories operating earnings for 1997 were $4 million.

         Dialysis Products. Dialysis Products net revenues for 1997 increased by 67% ($270 million) over 1996, primarily due to a $267 million increase in revenues for FUSA which was contributed to FMCH by Fresenius Medical Care AG effective October 1, 1996. Included in the increased sales of FUSA, was a $30 million increase in product sales between FUSA and Dialysis Services which have been eliminated for financial reporting.

         Dialysis Products operating earnings for 1997 increased by 69% ($29 million) over 1996, primarily due to increased operating earnings of FUSA ($22 million). NMC's Renal Product Division's operating earnings increased by approximately $7 million during 1997, primarily due to a reduction in operating expenses and distribution costs ($4 million) as well as one-time charges recorded during 1996 for legal expenses ($3 million).

         Homecare/Diagnostics. Homecare/Diagnostics net revenues for 1997 decreased by 22% ($83 million) as compared to 1996, primarily due to changes in Medicare qualification procedures for IDPN patients ($41 million), decreases in infusion therapy revenues mainly due to continued price compression from managed care ($22 million), the effect of the sale of Home Health business ($10 million), and decreases in the number of diagnostic services primary care tests ($17 million). These decreases were partially offset by increases in respiratory therapy revenues ($7 million).

         Homecare/Diagnostic operating earnings for 1997 decreased by $18 million over 1996, primarily due to continued pressure resulting from managed care, the decline in the number of Medicare IDPN patients who qualify for coverage under the government's new procedures and decreases in the volume of diagnostic services tests, partially offset by increased bad debt provisions in 1996, approximately $12 million.

         Other Expenses. FMCH's other expenses for 1997 increased by 90% ($123 million) over 1996. General corporate expense decreased by 4% ($3 million) primarily due to reduced legal expenses ($12 million) favorable savings in foreign exchange ($27 million), and other cost reductions ($20 million), almost entirely offset by increased amortization expenses associated with the revaluation of intangible assets at the time of the Merger ($56 million). Research and development expenses for 1997 increased by $1 million over 1996. Interest expense for 1997 increased by $125 million over 1996 mainly due to the large amount of bank debt incurred to finance the merger and the increase in interest expense associated with FUSA ($7 million).

         Income Tax Rate. The effective tax rate was 68.7% for 1997 as compared with 52.1% of 1996. The effective income tax rates for 1997 and 1996 were significantly higher than the combined statutory rates due primarily to nondeductible losses and asset writedowns in certain foreign countries in 1996 and the large amount of non-deductible goodwill incurred as a result of the Merger in 1996 and 1997 partially offset by a reduction in the FUSA valuation allowance.


1996 COMPARED TO 1995

         Net revenues for 1996 increased by 10% ($212 million) over 1995, with Dialysis Services and Dialysis Products accounting for more than all of the increase. Net earnings for 1996 decreased 29% ($28 million) as compared to 1995 as a result of decreased operating earnings and higher general corporate and interest expenses.

         Dialysis Services. Dialysis Services net revenues for 1996 increased by 8% ($130 million) over 1995, primarily as a result of an 11% increase in the number of treatments provided worldwide, offset somewhat by the absence of the comparable profit contribution from OBRA 93 recorded in the first six months of 1995 ($38 million). See Item 1. "Business -- Regulatory and Legal Matters -- Reimbursement -- U.S." The treatment increase was largely due to an increase in the number of dialysis centers (753 at December 31, 1996 as compared to 681 at December 31, 1995). LifeChem revenues increased by $2 million in 1996, as compared to 1995.

         Dialysis Services's operating earnings for 1996 decreased by 15% ($43 million) as compared to 1995 primarily as a result of the absence of the comparable profit contribution from OBRA 93 ($38 million), writedowns in Portugal related to fraudulent activities ($10 million), increased reserves for certain Portuguese uncollectible accounts and tax matters ($10 million), and write-offs of Brazil franchise fees ($9 million), somewhat offset by increased treatment volume. These decreases were partially offset by an increase in LifeChem profits of 13% ($4 million) due to increases in the number of billable tests performed and the charges, recorded in 1995, related to the repayment to the government of certain overpayments received from Medicare.

         Dialysis Products. Dialysis Products net revenues for 1996 increased by 40% ($116 million) over 1995 due to increases at NMC's Renal Products Division and $83 million of fourth quarter revenues of FUSA, which was contributed to FMCH by Fresenius Medical Care AG effective October 1, 1996. RPD's net revenues for 1996 increased by 11% ($33 million) over 1995, primarily due to higher domestic volume in hemodialysis disposables, and increased international market penetration, partially offset by the effect of the Renal-tec and Renamed divestments ($4 million).

         Dialysis Products operating earnings improved by $53 million as compared to 1995, primarily due to higher revenues, increased capacity utilization, lower manufacturing costs, reduction in operating expense and distribution costs and one-time charges recorded in the third quarter of 1995 for asset impairments and writedowns. FUSA's fourth quarter operating earnings were less than $1 million.

         Homecare/Diagnostics. Homecare/Diagnostics net revenues for 1996 decreased by 1% ($3 million) as compared to 1995, primarily due to changes in Medicare qualification procedures for IDPN patients ($7 million), and decreases in infusion therapy revenues mainly due to continued price compression from managed care ($40 million), partially offset by increases to diagnostic services revenue ($35 million), respiratory therapy revenues ($6 million) and home health revenues ($3 million). The growth in diagnostic services was primarily due to a significant increase in the number of primary care treatments resulting from three acquisitions consummated in 1995.

         Homecare/Diagnostic operating earnings for 1996 decreased by $48 million over 1995, primarily due to continued pressure resulting from managed care, the decline in the number of Medicare IDPN patients who qualify for coverage under the government's new procedures and provisions for bad debt expenses ($12 million) and restructuring charges ($2 million) recorded in the third quarter of 1996.

         Other Expenses. FMCH's other expenses for 1996 increased by 22% ($24 million) over 1995. General corporate expense increased by 9% ($6 million) over 1995 due to increased FMCH corporate expenses (reflecting the growth of FMCH), and costs related to the OIG investigative subpoenas. Research and development expenses decreased by 85% ($17 million) in 1996 versus 1995 due primarily to a reduction in the allocation of these expenses by the Grace Consolidated Group. Following the Merger, FMCH, as part of Fresenius Medical Care has not been allocated Grace Consolidated Group corporate expenses, but will incur certain corporate expenses as part of Fresenius Medical Care. FMCH has discontinued most of the ongoing research projects that resulted in these allocations from the Grace consolidated group ($16 million) during 1996, thereby incurring significantly lower research and development expenses. Interest expense increased by 135% ($35 million) in 1996 over 1995 mainly due to the large amount of bank debt incurred to finance the merger and the interest expense associated with FUSA in the fourth quarter ($2 million).

         Income Tax Rate. The effective tax rate was 52.1% for 1996 as compared with 52.9% of 1995. The effective income tax rates for 1996 and 1995 were significantly higher than the combined statutory rates due primarily to nondeductible losses and asset writedowns in certain foreign countries and the large amount of non-deductible goodwill incurred as a result of the merger.

         The following table represents the unaudited proforma statements of operations of the Company for the fiscal year 1996, assuming the Merger occurred on January 1, 1996, and the actual statements of operations for the fiscal year 1996.

                                     ACTUAL       PROFORMA
                                          YEARS ENDED
                                          DECEMBER 31,
                                     ----------------------
                                      1996           1996
                                     -------        -------
                                     (DOLLARS IN MILLIONS)
Net Revenues:
     Dialysis Services               $ 1,669        $ 1,669
     Dialysis Products                   406            667
     Homecare/Diagnostics                379            379
     Intercompany Eliminations          (209)          (259)
                                     -------        -------
Total Net Revenues                   $ 2,245        $ 2,456
                                     =======        =======

Operating Earnings:
     Dialysis Services               $   239        $   239
     Dialysis Products                    42             39
     Homecare/Diagnostics                 (1)            (1)
                                     -------        -------
                                         280            277
                                     -------        -------
Other Expenses:
     General Corporate                    72            114
     Research and Development              3              5
     Interest Expense, Net                61            150
                                     -------        -------
Total Other Expenses                     136            269
                                     -------        -------
Earnings Before Income Taxes             144              8
Provision for Income Taxes                75             32
                                     -------        -------
Net Earnings                         $    69        $   (24)
                                     =======        =======


EFFECT OF MERGER ON RESULTS OF OPERATIONS

         In accordance with U.S. GAAP relating to purchase accounting rules, the Company has adjusted to fair value its assets and liabilities which, on a pro forma basis, would have resulted in increased amortization of approximately $41 million for 1996, in the pro forma Statement of Operations shown as part of general corporate expenses. In addition, as part of the Merger, the Company has incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amount of $89 million for 1996 on a pro forma basis. In connection with the Merger, the addition of FUSA for the entire year would have resulted in increased revenues for Renal Products of $211 million and decreased operating earnings for Renal Products of $3 million in 1996, on a pro forma basis. The addition of FUSA for the entire year would have also resulted in a $2 million increase in research and development expense, on a pro forma basis. The Merger would have resulted in a decrease in the Company's provision for income taxes of $43 million in 1996, on a pro forma basis. As a result of the above adjustments, on a pro forma basis, the Company would have reported a net loss of $24 million in 1996, as compared to its actual net profit of $69 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         FMCH made acquisitions totaling $487 million, (including $67 million issuance of investment securities), $95 million and $252 million in 1997, 1996 and 1995, respectively, net of cash acquired. FMCH made capital expenditures for internal expansion, improvements, new furnishings and equipment of $171 million, $139 million and $103 million in 1997, 1996 and 1995, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. FMCH may also make other strategic acquisitions in the future.

         FMCH also requires capital resources for working capital purposes. FMCH used cash to fund increases in accounts receivable of $119 million, $144 million and $176 million in 1997, 1996 and 1995, respectively. The increases in accounts receivable reflect growth in FMCH's business operations and, beginning in 1994, the sharp reduction in IDPN claims approved for payment.

         During 1997, FMCH funded its acquisitions and capital expenditures primarily through increased borrowings under its credit facility ($202 million) and increased borrowings from affiliates ($70 million). In addition, FMCH received capital contributions of $199 million from Fresenius Medical Care, AG, which were used primarily in connection with repayment of external debt and acquisitions. In addition, acquisitions were also funded through issuance of investment securities by a Luxembourg subsidiary ("FMC Finance"). An intercompany payable ($67 million) has been established between FMCH and FMC Finance. FMCH received net cash advances from Fresenius AG of $513 million during 1996. Prior to the Merger, FMCH funded its acquisitions and capital expenditures with cash advances from the Grace Consolidated Group and cash from operations supplemented by financing programs, including the accounts receivable securitization program. FMCH received net cash advances from Grace of $279 million and $107 million for 1996 and 1995, respectively. FMCH generated net cash from operations of $168 million, $144 million, and $129 million for 1997, 1996, and 1995, respectively.

         Effective July 1, 1995, FMCH ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. FMCH began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, FMCH may be able to rebill such services to third-party payors and, as a result, FMCH's future results of operations and financial position would be favorably affected by the incremental revenue that FMCH would recognize. For further discussion see Note 15, "Commitments and Contingencies", Omnibus Budget Reconciliation Act of 1993.

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

         On August 28, 1997, FMCH established a new $204 million receivables financing facility with NationsBank to replace its former financing facility with Citicorp. The agreement has an effective interest rate of 5.66% and matures on August 27, 1998.

Proceeds of $200 million have been drawn down under the NationsBank agreement, an increase of $52 million from December 31, 1996.

         Beginning in 1995, FMCH financed working capital requirements for certain overseas operations by means of borrowings denominated in currencies other than the operational currency. FMCH hedged its exposure to the foreign exchange risk associated with these borrowings through the use of forward purchase contracts, whereby FMCH contracted with the same counterparty as the original borrowing to purchase the currency in which the loan is denominated and sell the operational currency with a maturity date equivalent to the maturity date of the underlying borrowings. The value of these borrowings and associated forward exchange contracts at December 31, 1995 amounted to approximately $48. FMCH estimates that these transactions had a favorable impact on FMCH 's net interest expense for the year ended December 31, 1996 of $0.3 million. Forward purchases of foreign currency are used solely to manage exposure to fluctuations in foreign currency exchange rates. These borrowings were repaid prior to the Merger.

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

CONTINGENCIES

         FMCH is the subject of investigations by several federal agencies and authorities, is a defendant in litigation with a commercial insurance company, is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, and is seeking to change a proposed revision to IDPN coverage policies. An adverse outcome in any of these matters, beyond the reserves which have established, could have a material adverse effect on FMCH's business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have material impact on the Consolidated Financial Statements of the Company.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the Company's results of operations.

YEAR 2000 DATE CONVERSION

        The Year 2000 problem is the result of computer programs being written with two digits instead of four digits to define the applicable year. The Company's management has initiated a company-wide program to prepare the Company's computer systems for the Year 2000. A comprehensive review of the Company's computer systems and software has been conducted to identify the systems and software that could be affected by this issue. A plan to resolve this issue is currently being developed and implemented. The Company presently believes that with conversion to new software and modifications to existing systems and software, the Year 2000 problem will not pose a significant operational problem to the Company. The Company is also reviewing the possible impact of the Year 2000 problem on its customers, payors and suppliers. However, without the modifications and conversions, the Year 2000 problem could have a material impact on the operations of the Company. The Company expects the Year 2000 related modifications and conversions to be substantially completed by the middle of 1999.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with General Instruction G.(3) to Form 10-K, the information required by Part III is incorporated by reference to the Company's definitive information statement to be filed by April 30, 1998.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Index to Consolidated Financial Statements

The following consolidated financial statements are filed with this report:

      Report of Independent Auditors.

      Report of Independent Accountants.

      Consolidated Statements of Earnings for the Year Ended December 31, 1997 and the Three Months Ended December 31, 1996 (Successor) and for the Nine Months Ended September 30, 1996 and the Year Ended December 31, 1995 (Predecessor).

      Consolidated Balance Sheets as of December 31, 1997 and 1996
      (Successor).

      Consolidated Statements of Cash Flows for the Year Ended December 31, 1997 and the Three Months Ended December 31, 1996 (Successor) and for the Nine Months Ended September 30, 1996 and the Year Ended December 31, 1995 (Predecessor).

      Consolidated Statements of Changes in Equity for the Year Ended December 31, 1997, and the Three Months Ended December 31,1996 (Successor) and for the Nine Months Ended September 30, 1996 and the Year Ended December 31, 1995 (Predecessor).

      Notes to Consolidated Financial Statements.

      The Company is a majority-owned subsidiary of Fresenius Medical Care AG. The operating results and other financial information of the Company included in this report are not necessarily indicative of the operating results and financial condition of Fresenius Medical Care AG at the dates or for the periods presented herein. Users of the Company's financial statements wishing to obtain financial and other information regarding Fresenius Medical Care AG should consult the Annual Report on Form 20-F of Fresenius Medical Care AG, which is expected to be filed with the Securities and Exchange Commission and the New York Stock Exchange on or about March 23, 1998.

         (b) Reports on Form 8-K.

      None.

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

4.3 Amendment No. 2 dated December 12, 1996 (second amendment to the Credit Agreement dated as of September 27, 1996, incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

4.4 Amendment No. 3 dated June 13, 1997 to the Credit Agreement dated as of September 27, 1996 , among National Medical Care, Inc. and Certain Subsidiaries and Affiliates , as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

4.5 Amendment No. 4, dated August 26, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A. , Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14, 1997).

4.6 Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (filed herewith).

4.7 Form of Consent to Modification of Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Ban, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents (filed herewith).

10.1 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

10.2 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc. and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 therein (filed herewith).

10.3 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.A. Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and the Fresenius Medical Care Holdings, Inc. and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (filed herewith).

10.4 Employee Benefits and Compensation Agreement dated September 27, 1996 by and among W. R. Grace & Co., National Medical Care, Inc., and W. R. Grace & Co.-- Conn. (incorporated herein by reference to the Registration Statement on Form F-1 of Fresenius Medical Care AG, as amended (Registration No. 333-05922), dated November 22, 1996 and the exhibits thereto).

10.5 Purchase Agreement, effective January 1, 1995, between Baxter Health Care Corporation and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

10.6 Agreement, dated November 25, 1992 between Bergen Brunswig Drug Company and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

10.7 Product Purchase Agreement, effective January 1, 1996, between Amgen, Inc. and National Medical Care, Inc. (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

10.8 Primary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

10.9 Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

10.10 Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC Funding Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

10.11 Transfer and Administration Agreement dated August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

10.12 Amendment No. 1 dated as of February 27, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed herein and NationsBank, N.A., as agent (filed herewith).

27.1     Financial Data Schedule

         (d) Financial Statement Schedules.

         Schedule II - Valuation and Qualifying Accounts

Portions of this Exhibit have been granted confidential treatment by the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 1998                       FRESENIUS MEDICAL CARE HOLDINGS, INC.

                                           By: /s/ Ben J. Lipps
                                           Ben J. Lipps, President
                                           (Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                                        TITLE                                                      DATE
         ----                                        -----                                                      ----
/s/ Ben J. Lipps                            President and Director                                          March 23, 1998
Ben J. Lipps                                (Chief Executive Officer)

/s/ Jerry Schneider                         Chief Financial Officer and Treasurer                           March 23, 1998
Jerry Schneider                             (Chief Financial and Accounting Officer)

/s/ Geoffrey W. Swett                       Director                                                        March 23, 1998
Geoffrey W. Swett

/s/ William F. Grieco                       Director                                                        March 23, 1998
William F. Grieco

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of earnings, changes in equity and cash flows for the year ended December 31, 1997 and the period October 1, 1996 to December 31, 1996, the successor periods, and for the period January 1, 1996 to September 30, 1996, the predecessor period. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying predecessor consolidated financial statements were prepared on the basis of presentation described in Note 1, and are not intended to be a complete presentation of the assets, liabilities, revenues and expenses of the Company.

         In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 and for the period October 1, 1996 to December 31, 1996, the successor periods, in conformity with generally accepted accounting principles, and for the period January 1, 1996 to September 30, 1996, the predecessor period pursuant to the basis of presentation in Note 1, in conformity with generally accepted accounting principles.

         As more fully described in Note 1 to the consolidated financial statements, the Company was acquired as of September 30, 1996 in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the successor periods are presented on a different basis of accounting than that of the predecessor period, and therefore are not directly comparable.

                                                           KPMG Peat Marwick LLP

February 23, 1998
Boston, MA 02110

                        REPORT OF INDEPENDENT ACCOUNTANTS

March 29, 1996

To The Board of Directors and Stockholders of
Fresenius National Medical Care Holdings, Inc.

         We have audited the accompanying consolidated statement of earnings and cash flows of Fresenius National Medical Care Holdings, Inc. (formerly W.R. Grace & Co. and its subsidiary (the "Company"))for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

         The accompanying consolidated financial statements were prepared on the basis of presentation described in Note 1, and are not intended to be a complete presentation of the revenues and expenses of the Company.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1995 pursuant to the basis of presentation described in Note 1, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Fresenius National Medical Care Holdings, Inc. for any period subsequent to December 31, 1995.



PRICE WATERHOUSE LLP
Boston, Massachusetts

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SUCCESSOR                        PREDECESSOR
                                                ------------------------------     -----------------------------
                                                TWELVE MONTHS     THREE MONTHS      NINE MONTHS    TWELVE MONTHS
                                                    ENDED            ENDED            ENDED            ENDED
                                                DECEMBER 31,      DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                                     1997             1996             1996             1995
                                                --------------    ------------     -------------   -------------
NET REVENUES
     Health care services                         $2,153,264       $  515,697       $1,495,451       $1,884,748
     Medical supplies                                468,036          114,869          119,209          147,990
                                                  ----------       ----------       ----------       ----------
                                                   2,621,300          630,566        1,614,660        2,032,738
                                                  ----------       ----------       ----------       ----------

EXPENSES
     Cost of health care services                  1,309,601          320,703          888,441        1,067,906
     Cost of medical supplies                        340,663           72,923           80,545          108,187
     General and administrative expenses             391,870          105,167          319,466          360,960
     Provision for doubtful accounts                  86,461           12,819           80,475           88,858
     Depreciation and amortization                   236,062           57,704           93,097          113,176
     Research and development                          4,077            1,083            1,906            3,957
     Allocation of Grace Chemicals expenses             --               --              5,322           29,724
     Interest expense, net, and related
        financing costs                              185,715           45,206           16,325           25,534
      Reduction of carrying amounts of
        assets to estimated fair values and
        restructing costs                               --               --               --             28,923
                                                  ----------       ----------       ----------       ----------
                                                   2,554,449          615,605        1,485,577        1,827,225
                                                  ----------       ----------       ----------       ----------
EARNINGS BEFORE INCOME TAXES                          66,851           14,961          129,083          205,513
PROVISION FOR INCOME TAXES                            45,928            8,915           66,202          108,616
                                                  ----------       ----------       ----------       ----------
NET EARNINGS                                      $   20,923       $    6,046       $   62,881       $   96,897
                                                  ==========       ==========       ==========       ==========

Earnings per share                                $     0.23       $     0.07       $     0.66       $     1.01



           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            SUCCESSOR
                                                   ----------------------------
                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------
ASSETS
Current Assets:
    Cash and cash equivalents                      $    19,966      $    50,422
     Accounts receivable, less allowances of
      $155,002 and $153,939                            592,554          516,083
     Inventories                                       153,550          153,480
     Deferred income taxes                              94,905          146,751
     Other current assets                              111,934           86,907
     Income taxes receivable                             2,768             --
                                                   -----------      -----------
          Total Current Assets                         975,587          953,643

                                                   -----------      -----------
Properties and equipment, net                          639,281          525,988
                                                   -----------      -----------

Other Assets:
     Excess of cost over the fair value of
      net assets acquired and other
      intangible assets, net of accumulated
      amortization of $164,422 and $37,933           3,352,693        3,057,957
     Other assets and deferred charges                  42,559           58,491
                                                   -----------      -----------
          Total Other Assets                         3,395,252        3,116,448
                                                   -----------      -----------
Total Assets                                       $ 5,010,120      $ 4,596,079
                                                   ===========      ===========

LIABILITIES AND EQUITY

Current Liabilities:
     Current portion of long-term debt and
     capitalized lease obligations                 $    22,811      $    56,270
     Short-term borrowings from affiliates                --             12,193
     Accounts payable                                  153,653          131,314
     Accrued liabilities                               381,734          421,240
     Net payable to affiliates                          34,739           32,590
     Accrued income taxes                                 --             18,530
                                                   -----------      -----------
          Total Current Liabilities                    592,937          672,137
Long-term debt                                       1,614,268        1,420,959
Non-current borrowings from affiliates                 654,168          504,693
Capitalized lease obligations                            9,240           17,246
Deferred income taxes                                  140,692          179,290
Other liabilities                                       29,836           34,015
                                                   -----------      -----------
          Total Liabilities                          3,041,141      $ 2,828,340
                                                   -----------      -----------

Commitments and Contingencies (Note 15)
Equity: (Note 12)
     Preferred stocks, $100 par value                    7,412            7,412
     Preferred stocks, $.10 par value                    8,906            8,906
     Common stock, $ 1 par value
       90,000,000 shares authorized;
       outstanding at December 31, 1997
       and 1996; 90,000,000                             90,000           90,000
     Paid in capital                                 1,925,515        1,723,345
     Retained earnings (deficit)                       (40,686)         (61,089)
     Cumulative translation adjustment                 (22,168)            (835)
                                                   -----------      -----------
          Total Equity                               1,968,979        1,767,739
                                                   -----------      -----------
Total Liabilities and Equity                       $ 5,010,120      $ 4,596,079
                                                   ===========      ===========


          See accompanying Notes to Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                SUCCESSOR                       PREDECESSOR
                                                        ----------------------------     -----------------------------
                                                        TWELVE MONTHS   THREE MONTHS     NINE MONTHS     TWELVE MONTHS
                                                            ENDED          ENDED            ENDED            ENDED
                                                           DEC. 31,       DEC. 31,        SEPT. 30,         DEC. 31,
                                                             1997           1996            1996              1995
                                                        -------------   ------------     -----------     -------------
Cash Flows From Operating Activities:
  Net earnings                                           $  20,923        $  6,046        $  62,881        $  96,897
  Adjustments to reconcile net earnings
       to net cash provided by operating activities:
     Depreciation and amortization                         236,062          57,704           93,097          113,176
     Provision for doubtful accounts                        86,461          12,819           80,475           88,858
     Provision for (benefit of) deferred income
       taxes                                                12,604           5,700           (8,268)         (11,028)
     Loss on disposal of properties and equipment              871          13,414            5,816            5,295
     Reduction of carrying amounts of assets to
       estimated fair values                                  --              --               --             18,003
  Changes in operating assets and liabilities,
       net of effects of purchase acquisitions
       and foreign exchange:
     Increase in accounts receivable                      (119,330)        (60,873)         (82,981)        (176,444)
     Decrease (increase) in inventories                      3,333          (6,504)           2,570           11,358
     (Increase) decrease in other current assets           (23,615)         (7,937)         (20,569)           3,309
     Increase (decrease) in accounts payable                 4,174          (5,887)          12,454              849
     (Decrease) increase in accrued income taxes           (16,011)           (945)          11,013          (23,533)
     (Decrease) increase in accrued liabilities            (48,591)         20,053          (17,282)          (8,798)
     (Decrease) increase in other long-term
        liabilities                                         (5,864)         (7,141)           5,320           12,709
     Decrease (increase) in other assets and
        deferred charges                                     9,825         (32,842)             987            1,636
     Net changes due to/from affiliates                      2,149           5,394             --               --
     Other, net                                              4,733          (3,800)           2,812           (2,808)
                                                         ---------        --------        ---------        ---------
Net cash provided by/(used in) operating
     activities                                            167,724          (4,799)         148,325          129,479
                                                         ---------        --------        ---------        ---------

                                  -Continued-

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    SUCCESSOR                        PREDECESSOR
                                                        ----------------------------------   ------------------------------
                                                         TWELVE MONTHS     THREE MONTHS      NINE MONTHS      TWELVE MONTHS
                                                             ENDED             ENDED            ENDED             ENDED
                                                           DEC. 31,          DEC. 31,         SEPT. 30,          DEC. 31,
                                                             1997              1996             1996               1995
                                                         -------------     ------------      -----------      -------------
Cash Flows from Investing Activities:
     Capital expenditures                                   (171,125)         (46,271)           (92,853)        (102,894)
     Payments for acquisitions, net of cash
       acquired                                             (385,357)          (6,287)           (89,090)        (252,158)
                                                         -----------        ---------        -----------        ---------
Net cash used in investing activities                       (556,482)         (52,558)          (181,943)        (355,052)
                                                         -----------        ---------        -----------        ---------

Cash Flows from Financing Activities:
     (Payments to) Advances from Grace Chemicals, net           --             (1,130)           279,819          106,990
     Increase in borrowings from affiliates                   69,698          513,448               --               --
     Cash dividends paid                                        (520)          (8,930)        (2,114,396)            --
     Contributed capital from FMC AG                         165,000          249,005               --               --
     Proceeds on issuance of debt                            205,990           90,334          2,390,607          382,783
     Payments on debt and capitalized leases                 (66,547)        (951,150)          (338,793)        (269,683)
     Other                                                     2,745           (3,589)              --               --
                                                         -----------        ---------        -----------        ---------
Net cash provided by/(used in) financing
     activities                                              376,366         (112,012)           217,237          220,090
                                                         -----------        ---------        -----------        ---------
Effects of changes in foreign exchange
     rates                                                   (18,064)            (711)             3,353             (745)
                                                         -----------        ---------        -----------        ---------
(Decrease) increase in cash and cash
     equivalents                                             (30,456)        (170,080)           186,972           (6,228)
Cash and cash equivalents at beginning of
     period                                                   50,422          220,502             33,530           39,758
                                                         -----------        ---------        -----------        ---------
Cash and cash equivalents at end of period               $    19,966        $  50,422        $   220,502        $  33,530
                                                         ===========        =========        ===========        =========


Supplemental disclosures of cash flow
     information:
     Cash paid during the period for:
        Interest                                         $   141,014        $  27,306        $    21,328        $  26,787
        Income taxes                                          45,895              169             23,293           28,637




     Details for Acquisitions:
     Assets acquired                                     $  525,966        $   8,248        $    90,928        $ 293,459
     Liabilities assumed                                     36,783            1,610              1,820           40,706
     Advances from affiliates                                67,584               --                 --               --
     Contributed capital from FMC AG                         34,425               --                 --               --
                                                        -----------        ---------        -----------        ---------
     Cash paid                                              387,174            6,638             89,108          252,753
     Less cash acquired                                       1,817              351                 18              595
                                                        -----------        ---------        -----------        ---------
     Net cash paid for acquisitions                     $   385,357        $   6,287        $    89,090        $ 252,158
                                                        ===========        =========        ===========        =========


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                       Preferred Stocks           Common Stock
                                                     ---------------------    ---------------------
                                                       Shares      Amount       Shares       Amount
                                                     ----------    -------    ----------    -------
BALANCE, DECEMBER 31, 1994 (PREDECESSOR)                   --         --      10,268,701    $   103
Net Income                                                 --         --            --         --
Cumulative foreign currency translation
   adjustments                                             --         --            --         --
Increases to advances from Grace Chemicals                 --         --            --         --
Other adjustments
                                                     ----------    -------    ----------    -------
BALANCE, DECEMBER 31, 1995 (PREDECESSOR)                   --         --      10,268,701        103
Net Income for 9 months ended 9/30/96                      --         --            --         --
Cumulative foreign currency translation
   adjustments                                             --         --            --         --
Cash dividends to Grace Chemicals for
   Reorganization                                          --         --            --         --
Increases to advances from Grace Chemicals
  for 9 months ended 9/30/96
                                                     ----------    -------    ----------    -------
BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR)                  --         --      10,268,701        103
Excess of purchase price over book value                   --         --            --         --
Adjustment to establish successor basis for
  Reorganization                                     89,136,435     16,318    79,731,299     89,897
                                                     ----------    -------    ----------    -------
BALANCE, OCTOBER 1, 1996 (SUCCESSOR)                 89,136,435     16,318    90,000,000     90,000
Cash dividends to Grace Chemicals for
  Reorganization                                           --         --            --         --
Net income for 3 months ended 12/31/96                     --         --            --         --
Cash dividends on preferred stocks                         --         --            --         --
Contributed capital from Fresenius USA at 10/1/96          --         --            --         --
Contributed capital from Fresenius Medical Care,           --         --            --         --
   AG
Cumulative foreign currency translation
   adjustments                                             --         --            --         --

                                                     ----------    -------    ----------    -------
BALANCE, DECEMBER 31, 1996 (SUCCESSOR)               89,136,435    $16,318    90,000,000    $90,000
Net Income                                                 --         --            --         --
Cash dividends on preferred stocks                         --         --            --         --
Contributed capital from Fresenius Medical Care,           --         --            --         --
   AG
Tax benefit of dispositions of stock options               --         --            --         --
Cumulative foreign currency translation                    --         --            --         --
   adjustments
Other adjustments                                          --         --            --         --
                                                     ----------    -------    ----------    -------
BALANCE, DECEMBER 31, 1997 (SUCCESSOR)               89,136,435    $16,318    90,000,000    $90,000
                                                     ==========    =======    ==========    =======

                                                Capital in        Retained     Cumulative    Advance from
                                               Excess of Par      Earnings     Translation       Grace
                                                   Value         (Deficit)     Adjustments     Chemicals
                                               -------------     ---------     -----------   ------------
BALANCE, DECEMBER 31, 1994 (PREDECESSOR)             15,560         414,452       (2,728)        731,899
Net Income                                             --            96,897         --              --
Cumulative foreign currency translation
  adjustments                                          --              --           (398)           --
Increases to advances from Grace Chemicals             --              --           --           106,990
Other adjustments                                      --             5,563         --            (5,563)
                                                -----------     -----------     --------     -----------
BALANCE, DECEMBER 31, 1995 (PREDECESSOR)             15,560         516,912       (3,126)        833,326
Net Income for 9 months ended 9/30/96                  --            62,881         --              --
Cumulative foreign currency translation
  adjustments                                          --              --         (2,653)           --
Cash dividends to Grace Chemicals for
  Reorganization                                       --        (2,114,396)        --              --
Increases to advances from Grace Chemicals
  for 9 months ended 9/30/96                           --              --           --           199,905
                                                -----------     -----------     --------     -----------
BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR)            15,560      (1,534,603)      (5,779)      1,033,231
Excess of purchase price over book value          1,696,698            --           --              --
Adjustment to establish successor basis
  for Reorganization                               (613,366)      1,534,603        5,779      (1,033,231)
                                                -----------     -----------     --------     -----------
BALANCE, OCTOBER 1, 1996 (SUCCESSOR)              1,098,892               0            0               0
Cash dividends to Grace Chemicals for
  Reorganization                                     (8,800)           --           --              --
Net income for 3 months ended 12/31/96                 --             6,046         --              --
Cash dividends on preferred stocks                     --              (130)        --              --
Contributed capital from Fresenius USA
   at 10/1/96                                       384,248         (67,005)         (34)           --
Contributed capital from Fresenius Medical
  Care, AG                                          249,005            --           --              --
Cumulative foreign currency translation
  adjustments                                          --              --           (801)
                                                -----------     -----------     --------     -----------
BALANCE, DECEMBER 31, 1996 (SUCCESSOR)          $ 1,723,345     $   (61,089)    $   (835)    $         0
Net Income                                                           20,923         --              --
Cash dividends on preferred stocks                     --              (520)        --              --
Contributed capital from Fresenius Medical          199,425            --           --              --
   Care, AG
Tax benefit of dispositions of stock options          2,739            --           --              --
Cumulative foreign currency translation
   adjustments                                         --              --        (21,333)           --
Other adjustments                                         6            --           --              --
                                                -----------     -----------     --------     -----------
BALANCE, DECEMBER 31, 1997 (SUCCESSOR)          $ 1,925,515     $   (40,686)    $(22,168)    $         0
                                                ===========     ===========     ========     ===========

                                                                        Total Equity
                                                                        ------------
BALANCE, DECEMBER 31, 1994 (PREDECESSOR)                                 $ 1,159,286
Net Income                                                                    96,897
Cumulative foreign currency translation adjustments                             (398)
Increases to advances from Grace Chemicals                                   106,990
Other adjustments                                                                  0
                                                                         -----------

BALANCE, DECEMBER 31, 1995 (PREDECESSOR)                                 $ 1,362,775
Net Income for 9 months ended 9/30/96                                         62,881
Cumulative foreign currency translation adjustments                           (2,653)
Cash dividends to Grace Chemicals for Reorganization                      (2,114,396)
Increases to advances from Grace Chemicals for 9 months ended 9/30/96        199,905
                                                                         -----------

BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR)                                $  (491,488)
Excess of purchase price over book value                                   1,696,698
Adjustment to establish successor basis for Reorganization                         0
                                                                         -----------

BALANCE, OCTOBER 1, 1996 (SUCCESSOR)                                     $ 1,205,210
Cash dividends to Grace Chemicals for Reorganization                          (8,800)
Net income for 3 months ended 12/31/96                                         6,046
Cash dividends on preferred stocks                                              (130)
Contributed capital from Fresenius USA at 10/1/96                            317,209
Contributed capital from Fresenius Medical Care, AG                          249,005
Cumulative foreign currency translation adjustments                             (801)
                                                                         -----------

BALANCE, DECEMBER 31, 1996 (SUCCESSOR)                                   $ 1,767,739
Net Income                                                                    20,923
Cash dividends on preferred stocks                                              (520)
Contributed capital from Fresenius Medical Care, AG                          199,425
Tax benefit of dispositions of stock options                                   2,739
Cumulative foreign currency translation adjustments                          (21,333)
Other adjustments                                                                  6
                                                                         -----------
BALANCE, DECEMBER 31, 1997 (SUCCESSOR)                                   $ 1,968,979
                                                                         ===========


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY, REORGANIZATION AND BASIS OF PRESENTATION

THE COMPANY

         Fresenius Medical Care Holdings, Inc., ("FMCH" or the "Company"), formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA"), was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG (the "Merger") formerly known as the Reorganization, which is more fully described hereunder.

         The Company is primarily engaged in (i) providing kidney dialysis services and clinical laboratory testing, (ii) manufacturing and distributing products and equipment for dialysis treatment and (iii) providing home infusion therapy, home respiratory services, diagnostic services and other medical services.

THE MERGER

         The Merger, which was effective September 30, 1996, resulted from the culmination of the following transactions: (1) NMC, which was a subsidiary of W.
R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2,300,000 and paid a cash dividend of approximately $2,100,000 to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became sibling subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution; (4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York (the "Class D Preferred Stock") for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of Fresenius Medical Care AG ("FMC"), and Fresenius AG's worldwide dialysis business ("FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC. All of the Grace New York (now Fresenius Medical Care Holdings, Inc. ("FMCH") common stock is held by FMC, while the Class D Preferred Stock (which entitles its shareholders to a contingent dividend based on the consolidated performance of FMC in the years 1997-2001) and other previously issued classes of FMCH preferred stock remain outstanding.

         Effective October 1, 1996, FMC contributed all of the assets and liabilities of FUSA to FMCH. The contribution of FUSA to FMCH by FMC was accounted for on the cost basis since FUSA was a subsidiary under control of a common parent. These consolidated financial statements include the results of FUSA's operations and cash flows for the period October 1, 1996 through December 31, 1997.

BASIS OF PRESENTATION

BASIS OF CONSOLIDATION - PREDECESSOR BASIS

         The consolidated financial statements have been prepared as if the Company had operated as an independent, stand alone entity for all periods presented. Such financial statements have been prepared using the historical basis of accounting prior to the Merger ("Predecessor") and include all of the assets, liabilities, revenues, expenses and related taxes on income of the Grace New York health care business operated by NMC (the "NMC Business") previously included in the consolidated financial statements of Grace New York and its subsidiaries prior to the Merger (the "Grace Consolidated Group"). Consequently, these consolidated financial statements include balances for goodwill and other assets and liabilities related to the NMC Business that were previously included in the financial statements of the Grace Consolidated Group, except that there is no allocation to the NMC Business of Grace Chemicals' borrowings and related interest expense. These consolidated financial statements reflect only the borrowings and interest expense of NMC prior to the Merger and interest expense of the Company after the Merger. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 55 ("SAB 55"), the financial statements have also been adjusted to include certain expenses incurred by Grace Chemicals on the NMC Business's behalf prior to the Merger.

         These consolidated financial statements do not necessarily indicate the financial position and results of operations that would have occurred if the NMC Business were a stand-alone entity on the dates, and for the periods, indicated.

ACCOUNTING FOR THE MERGER - SUCCESSOR BASIS

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

         In order to properly allocate purchase price to assets acquired, the Company obtained an independent appraisal to fair value all assets of NMC. Accordingly, the carrying values of specifically identified intangible assets and certain tangible assets were adjusted upward by $186,030 and $53,122, respectively, to approximate their fair values.

         The Company has also recorded adjustments to increase liabilities assumed by approximately $123,000 for pre-acquisition contingencies primarily related to legal settlements and the anticipated costs incurred in the defense of litigation. These adjustments resulted from discussions with the government in March 1997. The Company has provided an estimate of legal costs at the low end of an expected range, but the ultimate costs could be significantly higher. The Company is in discussions with the government regarding these matters. Any difference between the final settlement and the Company's estimate would be adjusted to goodwill, if determined within the allocation period, or charged to income if determined thereafter. In addition, the Company has accrued approximately $50,000 for certain costs related to the closing of certain renal products manufacturing and distribution operations as well as the closing of certain clinics of the Homecare Division. These restructuring costs primarily relate to severance payments and lease commitments. Through the period ended December 31, 1997 approximately $36,000 in payments and other charges have been applied against the pre-acquisition contingencies and $20,000 against the restructuring costs.

         All intercompany transactions and balances under the predecessor and successor basis have been eliminated in consolidation.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities (including disclosed amounts of contingent assets and liabilities) at the dates of the consolidated financial statements and the reported revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

         Cash Equivalents

         Cash equivalents consist of highly liquid instruments with maturities of three months or less when purchased.

         Derivative Financial Instruments

         Forward currency contracts -- Gains and losses on forward currency contracts that are designated and effective as hedges of existing assets, liabilities (including borrowings) and firm commitments are deferred and recorded as an adjustment to general and administrative expenses in the period in which the related transaction is consummated. Gains and losses on other forward currency contracts are recognized at each reporting period.

         Interest rate swaps -- Interest rate agreements that are designated and effective as a hedge of a debt or other long-term obligations are accounted for on an accrual basis. That is, the interest payable and interest receivable under the swaps terms are accrued and recorded as an adjustment to the interest or rent expense of the designated liability or obligations.

         Amounts due from and payable to the counterparties of interest rate swaps are recorded on an accrual basis at each reporting date on amounts computed by reference of the respective interest rate swap contract. Realized gains and losses that occur from the early termination or expiration of forward currency contracts and interest rate swaps are recorded in income over the remaining period of the original agreement. Gains and losses arising from the interest differential on contracts that hedge specific borrowings are recorded as a component of interest expense over the life of the contract.

         The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in the value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains on losses recorded in other income. To date, high correlation has always been achieved.

         Revenue Recognition

         Revenues are recognized on the date services and related products are provided/shipped and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third-party payors, including Medicare and Medicaid. The Company establishes appropriate allowances based upon factors surrounding credit risks of specific third party payors, historical trends and other information. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined

         Inventories

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

         On a successor basis, the Company has adopted the following useful lives and methods to amortize intangible assets: trade name, acute care agreements and goodwill--40 years on a straight-line basis; patient relationships and other intangible assets--over the estimated period to be benefited, generally from 5 to 6 years on a straight line basis.

         Debt Issuance Costs

         Costs related to the issuance of debt are amortized over the term of the related obligation using a method that approximates the weighted average principal balance outstanding method.

         Self Insurance Programs

         The Company is self insured for professional, product and general liability, auto and worker's compensation claims up to predetermined amounts above which third party insurance applies. Estimates include ultimate costs for both reported claims and incurred but not reported.

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

         Foreign Currency Translation

         The Company follows the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at year end exchange rates, while revenue and expenses are translated at exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are excluded from net earnings and are deferred in the cumulative translation adjustment component of equity. In addition, the translation of certain intercompany borrowings denominated in foreign currencies, which are considered foreign equity investments, is included in the cumulative translation adjustment. Translation adjustments related to these equity investments amounted to $16,179 for the year ended December 31, 1997. There were no similar amounts recorded in the previous periods.

         Gains and losses resulting from the translation of revenues and expenses and intercompany borrowings, which are not considered equity investments, are included in general and administrative expense. On a successor basis, translation gains amounted to $28,286 and $1,943 for the twelve months ended December 31, 1997 and for the three months ended December 31, 1996, respectively. On a predecessor basis, similar exchange losses amounted to $3,661 and $4,962 for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively.

         Income Taxes

         Income tax expense and certain other tax-related information included in these consolidated financial statements have been calculated as if the Company were a stand-alone taxpayer for all periods presented.

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

         Earnings per Share

         The Company adopted the provisions of SFAS No. 128, Earnings per Share, effective for the fiscal 1997. This statement requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the year. The number of shares used to compute basic and diluted earnings per share was (in thousands) 90,000 for the year ended December 31, 1997 and the three months ended December 31, 1996, successor basis, as there were no potential common shares and no adjustments to net earnings to be considered for purposes of the diluted earnings per share calculation. On a predecessor basis, primary earnings per share was computed on the basis of weighted average number of common shares outstanding.

NOTE 3. ACQUISITIONS

         The Company acquired certain health care facilities and clinical laboratories for a total consideration of $489,183 for the twelve months ended December 31, 1997 and $5,847 for the three months ended December 31, 1996, on a successor basis, and $91,737 for the nine months ended September 30, 1996, and $252,753 in 1995 on a predecessor basis. These acquisitions have been accounted for as purchase transactions and, accordingly, are included in the results of operations from the dates of acquisition. The excess of the total acquisition costs over the fair value of tangible net assets acquired was $395,503 for the twelve months ended December 31, 1997 and $4,575 for the three months ended December 31, 1996, on a successor basis, and $81,189 for the nine months ended September 30, 1996, and $215,837 in 1995 on a predecessor basis.

         Had the acquisitions occurred during the twelve months ended December 31, 1997 been consummated on October 1, 1996, unaudited proforma net revenues for the twelve months ended December 31, 1997 would have been $2,715,819 and $680,160 for the three months ended December 31, 1996, all on a successor basis. Unaudited proforma net earnings would have been $17,498 for the twelve months ended December 31, 1997 and $1,709 for the three months ended December 31, 1996, all on a successor basis.

         Had the acquisitions that occurred during the three months ended December 31, 1996 been consummated on October 1, 1996, unaudited proforma net revenues for the three months ended December 31, 1996 would have been $631,568 on a successor basis. Unaudited proforma net earnings would have been $7,092 for the three months ended December 31, 1996 on a successor basis. On a predecessor basis had the acquisitions that occurred during the nine months ended September 30, 1996 been consummated on January 1, 1995 unaudited proforma net revenues would have been $1,628,774 for the nine months ended September 30, 1996, and $1,514,346 for the year ended December 31, 1995. Unaudited pro forma net earnings would have been $60,386 for the nine months ended September 30, 1996, and $69,024 for the year ended 1995 on a predecessor basis.

NOTE 4. OTHER BALANCE SHEET ITEMS


                                                                Successor
                                                               December 31,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
Inventories
  Raw materials                                            $ 39,274     $ 41,659
  Manufactured goods in process                              14,074       11,837
  Manufactured and purchased inventory available
     for sale                                                65,052       64,156
                                                           --------     --------
                                                            118,400      117,652
Health care supplies                                         35,150       35,828
                                                           --------     --------
Total                                                      $153,550     $153,480
                                                           ========     ========

Under the terms of certain unconditional purchase commitments, the Company is obligated to purchase raw materials during 1998 amounting to $67,558

Other Current Assets
  Miscellaneous accounts receivable                     $   82,833    $   56,215
  Deposits and prepaid expenses                             29,101        30,692
                                                        ----------    ----------
                                                        $  111,934    $   86,907
                                                        ==========    ==========

Excess of Cost Over the Fair Value of Net Assets
  Acquired and Other Intangible Assets:
  Goodwill, less accumulated amortization of
     $87,871 and $18,667                                $2,805,424    $2,523,202
  Patient relationships, less accumulated
     amortization of $28,398 and $5,088                    138,329       117,616
  Other intangible assets, less accumulated
     amortization of $48,153 and $14,178                   408,940       417,139
                                                        ----------    ----------
        Total                                           $3,352,693    $3,057,957
                                                        ==========    ==========
Accrued Liabilities
  Accrued operating expenses                            $   78,351    $   36,206
  Accrued insurance                                         65,905        60,737
  Accounts legal and compliance costs                       62,470       115,651
  Accrued salaries and wages                                51,667        51,817
  Accounts receivable credit balances                       41,454        39,334
  Accrued interest                                          32,293        30,001
  Accrued other                                             16,798        19,855
  Accrued physician compensation                            16,178        16,358
  Accrued restructuring                                      9,295        39,413
  Accrued bonus and incentive compensation                   7,323        11,868
                                                        ----------    ----------
                                                        $  381,734    $  421,240
                                                        ==========    ==========

         Accounts receivable credit balances principally reflect overpayments from third party payors and are in the process of repayment.

NOTE 5. SALE OF ACCOUNTS RECEIVABLE

         During 1991, NMC entered into a non-recourse agreement with CitiCorp to sell up to $180,000 of an undivided interest in a designated pool of accounts receivable. In September 1996, the CitiCorp agreement was amended to increase the level of undivided interest which could be sold up to $200,000. On August 28, 1997, NMC established a new $204,000 receivable financing facility with NationsBank to replace its former facility with CitiCorp. The current agreement has an effective interest rate of 5.66% and matures on August 27, 1998. At December 31, 1997 and 1996, $200,000 and $148,000 had been received pursuant to such sales; these amounts are reflected as reductions to accounts receivable. Under the terms of the agreement, new interests in accounts receivable are sold as collections reduce previously sold accounts receivable. If certain accounts receivable in the pool prove to be uncollectible, other accounts receivable are submitted (to the extent available). The costs related to such sales are expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions.

NOTE 6. DEBT

         Long-term debt to outside parties consists of:


                                                              DECEMBER 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Credit Agreement                                       $1,613,300     $1,411,000
Third-party debt, primarily bank borrowings at
   variable interest rates (3% -14%) with
   various maturities                                      14,547         57,101
                                                       ----------     ----------
                                                        1,627,847      1,468,101
Less amounts classified as current                         13,579         47,142
                                                       ----------     ----------
                                                       $1,614,268     $1,420,959
                                                       ==========     ==========

         Immediately prior to the Merger, NMC entered into a credit agreement with a group of banks (collectively, the "Lenders"), pursuant to which the Lenders made available to NMC and certain specified subsidiaries and affiliates an aggregate of $2,500,000 through three credit facilities (collectively, the "NMC Credit Facility"). The NMC Credit Facility, as amended, includes: (i) a revolving credit facility of up to $1,000,000 for up to seven years (of which up to $250,000 is available for letters of credit, up to $450,000 is available for borrowings in certain non-U.S. currencies, up to $50,000 is available as swing lines in U.S. dollars and up to $20,000 is available as swing lines in certain non-U.S. currencies) ("Facility 1"); (ii) a term loan facility of $1,000,000 for up to seven years ("Facility 2"); and (iii) a term loan facility of $500,000 for up to two years ("Facility 3").

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

         In addition to scheduled principal payments, the NMC Credit Facility will be reduced by certain portions of the net cash proceeds from certain sales of assets, sales of accounts receivable and the issuance of subordinated debt and equity securities. Prepayments are permitted at any time without penalty, except in certain defined periods. The NMC Credit Agreement contains customary affirmative and negative covenants with respect to the Company, NMC and its subsidiaries.

         In November, 1996 Facility 3 was fully repaid by the Company, primarily using borrowings from affiliates. The prepayment reduces the available financing under the agreement to $2,000,000. At December 31, 1997 and 1996 the Company had available to it $168 million and $372 million, respectively of additional borrowing capacity under the NMC Credit Facility including $31 million and $33 million respectively, available under the letters of credit.

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

         Non current borrowings from affiliates consists of:

                                                                          1997
                                                                        --------
Fresenius Medical Care AG non-current borrowings primarily at a
   fixed interest rates of 7.17% and 9.25%                              $359,112
Fresenius Medical Care AG deutsche mark denominated at variable
   interest rates approximating 5%                                       187,876
Fresenius Medical Care - Deutschland - GmbH deutsche mark
   denominated at interest rate approximating 5%                          39,321
Fresenius Medical Care Finance SA non-current borrowings primarily
   at interest rates approximating 6%                                     67,584
Other                                                                        275
                                                                        --------
                                                                         654,168
Less amounts classified as current                                             0
                                                                        --------
TOTAL                                                                   $654,168
                                                                        ========


         Scheduled maturities of long-term debt and non-current borrowings from affiliates are as follows:

     1998                                                            $    13,579
     1999                                                                 45,357
     2000                                                                185,000
     2001                                                                200,000
     2002                                                                200,000
  2003 and beyond                                                      1,638,079
                                                                     -----------
    Total                                                            $ 2,282,015
                                                                     ===========

NOTE 7. INCOME TAXES

         Earnings (losses) before income taxes are as follows:

                              SUCCESSOR                      PREDECESSOR
                     ----------------------------  ------------------------------
                     TWELVE MONTHS  THREE MONTHS    NINE MONTHS     TWELVE MONTHS
                         ENDED          ENDED          ENDED           ENDED
                     DEC. 31, 1997  DEC. 31, 1996  SEPT. 30, 1996   DEC. 31, 1995
                     -------------  -------------  --------------   -------------
Domestic                 $59,461       $12,945       $ 154,878        $ 237,225
Foreign                    7,390         2,016         (25,795)         (31,712)
                         -------       -------       ---------        ---------
         Total           $66,851       $14,961       $ 129,083        $ 205,513
                         =======       =======       =========        =========

The provision for income taxes was as follows:

                                             Successor                       Predecessor
                                   ------------------------------   -----------------------------
                                   TWELVE MONTHS    THREE MONTHS      NINE MONTHS   TWELVE MONTHS
                                       ENDED            ENDED            ENDED          ENDED
                                   DEC. 31, 1997    DEC. 31, 1996   SEPT. 30, 1996  DEC. 31, 1995
                                   -------------    -------------   --------------  -------------
Current tax (benefit)  expense
  Federal                             $12,740         $ 2,960          $ 56,100        $  91,012
  State                                12,094             861            15,183           23,271
  Foreign                               8,490            (606)            3,187            5,361
                                      -------         -------          --------        ---------
          Total Current                33,324           3,215            74,470          119,644
Deferred tax (benefit)  expense

  Federal                              10,686           4,959            (7,235)          (9,287)
  State                                 1,918             741            (1,033)          (3,271)
  Foreign                                --              --                --              1,530
                                      -------         -------          --------        ---------
         Total deferred                12,604           5,700            (8,268)         (11,028)
                                      -------         -------          --------        ---------
         Total provision              $45,928         $ 8,915          $ 66,202        $ 108,616
                                      =======         =======          ========        =========

         Deferred tax liabilities (assets) are comprised of the following:

                                                             SUCCESSOR
                                                    ---------------------------
                                                            DECEMBER 31,
                                                       1997              1996
                                                    ---------         ---------
Allowance for doubtful accounts                     $ (18,871)        $ (36,464)
Insurance liability                                   (10,577)           (7,524)
Legal liability                                       (37,666)          (46,212)
Restructuring reserves                                 (2,978)           (5,614)
Deferred and incentive compensation                   (17,028)          (22,937)
Pension and benefit accruals                          (14,230)          (13,107)
Accrued interest                                       (3,460)           (2,838)
Inventory reserves                                     (3,193)           (3,403)
General reserves                                      (18,558)          (17,390)
Other temporary differences                            (3,556)           (5,421)
Loss carryforwards                                    (24,058)          (31,723)
                                                    ---------         ---------
   Gross deferred tax assets                         (154,175)         (192,633)
Deferred tax assets valuation allowance                20,195            29,733
                                                    ---------         ---------
   Deferred tax assets                               (133,980)         (162,900)
                                                    ---------         ---------
Depreciation and amortization                         179,767           195,439
Other temporary differences                              --                --
                                                    ---------         ---------
   Gross deferred tax liabilities                     179,767           195,439
                                                    ---------         ---------
   Net deferred tax liabilities                     $  45,787         $  32,539
                                                    =========         =========

         The provision for income taxes for the twelve months ended December 31, 1997 and the three months ended December 31, 1996 and for the periods prior to the Merger of the Company as described in Note 1 differed from the amount of income taxes determined by applying the applicable statutory Federal income tax rate to pretax earnings as a result of the following differences:

                                                 SUCCESSOR                        PREDECESSOR
                                       -------------------------------   ------------------------------
                                       TWELVE MONTHS     THREE MONTHS      NINE MONTHS    TWELVE MONTHS
                                           ENDED             ENDED            ENDED           ENDED
                                       DEC. 31, 1997     DEC. 31, 1996   SEPT. 30, 1996   DEC. 31, 1995
                                       -------------     -------------   --------------   -------------
Statutory federal tax rate                    35.0%           35.0%           35.0%            35.0%
State income taxes, net of Federal
  tax benefit                                 13.6             7.0             7.1              6.3
Amortization of goodwill                      30.5            28.2             0.9              2.0
Foreign losses and taxes                       8.8            (3.0)            7.7              2.4
Change in valuation allowance                (19.7)           (4.3)            0.0              6.3
Other                                          0.5            (3.3)            0.6              0.9
                                            ------          ------          ------           ------
Effective tax rate                            68.7%           59.6%           51.3%            52.9%
                                            ======          ======          ======           ======


         The net changes in the valuation allowance for deferred tax assets were $(9,538), $10,233, $0, and $13,033, for the twelve months ended December 31, 1997, for the three months ended December 31, 1996, the nine months ended September 30, 1996, and the twelve months ended December 31, 1995, respectively. The decrease for 1997 relates mainly to the utilization of the FUSA loss carryforward. This is offset in part by additional loss carryforwards incurred by certain foreign subsidiaries. The increase for prior periods relate to loss carryforwards of certain foreign subsidiaries, and for the three month period ended December 31, 1996, U.S. loss carryforwards of FUSA for which related deferred tax benefits were not expected to be utilized.

         At December 31, 1997, there were approximately $77,712 of foreign net operating losses, the majority of which are not subject to an expiration period. There was also a net operating loss carryforward of approximately $11,042 in the U.S. attributable to FUSA. The FUSA net operating losses expire in varying amounts beginning in 1997 through 2010. The ability of the Company to use the carryforwards to offset taxes on its future income is also subject to Internal Revenue Code Section 382 and consolidated return loss limitations.

         Provision has not been made for additional federal, state, or foreign taxes on $10,804 of undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be, reinvested. The earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. The Company estimates that the distribution of these earnings would result in $4,154 of additional foreign withholding and federal income taxes.

NOTE 8. PROPERTIES AND EQUIPMENT

                                                              SUCCESSOR
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
Land and improvements                                 $   6,874       $   6,640
Buildings                                                57,097          54,784
Capitalized lease property                               15,122          18,776
Leasehold improvements                                  157,147         128,449
Equipment and furniture                                 508,915         363,581
Construction in progress                                 36,189          14,859
                                                      ---------       ---------
                                                        781,344         587,089
Accumulated depreciation and amortization
                                                       (142,063)        (61,101)
                                                      ---------       ---------
Properties and equipment, net                         $ 639,281       $ 525,988
                                                      =========       =========

         Depreciation expense relating to properties and equipment amounted to $104,673 for the year ended December 31, 1997 and $27,621 for the three months ended December 31, 1996 on a successor basis, and $53,509, and $62,686 for the nine months ended September 30, 1996, and year ended December 31, 1995, respectively, on a predecessor basis.

         Included in properties and equipment as of December 31, 1997, was $16,313 of peritoneal dialysis cycler machines which the Company leases to customers with end-stage renal disease on a month-to-month basis and $2,817 of hemodialysis machines which the Company leases to physicians under operating leases. Rental income for the peritoneal dialysis cycler machines was $956 for the twelve months ended December 31, 1997 and $467, for the three months ended December 31, 1996. Identification of the rental income from the Company's leasing of hemodialysis machines is not practicable as the Company's return on the machines is received through contractual arrangements whereby a premium is charged for other support equipment sold during the life of the lease.

  Leases

         In September 1997, FUSA entered into an amended sale and leaseback arrangement with a bank that covers the sale by FUSA of approximately $40,100 of certain new equipment of FUSA's dialyzer manufacturing facility at its Ogden, Utah plant. Under the terms of the amended agreement, the leaseback of the equipment is under an operating lease that has a basic term expiration date of January 1, 2010, renewal options and a purchase option at the greater of 20% of the original cost or the fair market value. If FUSA elects not to purchase the equipment or renew the lease at the end of the lease term, FUSA will be obligated to pay a remarketing fee of up to $1,350.

         Future minimum payments under noncancelable leases (principally for clinics and offices) as of December 31, 1997 are as follows:


                                                      OPERATING      CAPITAL
                                                        LEASES        LEASES       TOTAL
                                                      ---------      --------     --------
1998                                                   $ 56,518      $ 10,675     $ 67,193
1999                                                     48,928         6,716       55,644
2000                                                     41,895         2,231       44,126
2001                                                     35,147           486       35,633
2002                                                     55,767           300       56,067
2003 and beyond                                          51,322           975       52,297
                                                       --------     ---------     --------
Total minimum payments                                 $289,577     $  21,383     $310,960
                                                       ========                   ========
Less interest and operating costs                                       2,911
                                                                    ---------
Present value of minimum lease
   payments ($9,232 payable in
   1998).                                                           $  18,472
                                                                    =========

         Rental expense for operating leases was $104,618 for the year ended December 31, 1997, $25,678 for the three months ended December 31, 1996 on a successor basis and $66,864, for nine months ended September 30, 1996, and $80,356 for the twelve months ended December 31, 1995, on a predecessor basis. Amortization of properties under capital leases amounted to $3,445 for the year ended December 31, 1997 and $465 for the three months ended December 31, 1996 on a successor basis and $629 and $2,872, and for the nine months ended September 30, 1996, and the year ended 1995 respectively, on a predecessor basis.

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

         Through December 31, 1997, the Company has recorded payments and other charges against its restructuring reserves totaling $9,953.

NOTE 10. EMPLOYEE INCENTIVES

Predecessor Basis

  Long Term Incentive Programs

         On a predecessor basis, Grace New York had established long-term incentive programs under which certain key executives of NMC were eligible to receive payments based upon the cumulative earnings before interest and taxes of NMC, and, in the case of one executive, the Grace Consolidated Group and the total shareholder return on the Company's common stock over three-year periods. Provisions for the incentive pools were made annually and awards are paid to participants at the end of each three-year period. These programs were terminated as of the effective date of the Merger and payments under these programs were made in 1997 and will be made in 1998. The earnings for nine months 1996, and twelve months 1995 included charges of $6,584 and $13,000 respectively for costs associated with these programs.

         NMC also had, on a predecessor basis, an additional long-term incentive program for key executives which was terminated as of the effective date of the Merger. Under the terms of the program, payments were to be made at the end of each five-year period commencing in 1994 and ending in 1998 based on a multiple of the average earnings before interest and taxes of NMC, as adjusted. The earnings for the nine months ended September 30, 1996, and the twelve months ended December 31, 1995 included (credits)/charges of ($1,500) and $2,914 respectively for costs associated with this program.

  Annual Incentive Compensation Plan

         NMC has an annual incentive compensation plan under which key employees of NMC are eligible to receive bonuses if certain corporate objectives are attained. Normally, awards will not exceed 20% of the eligible employee's base compensation, but discretionary awards for outstanding contributions are authorized under the plan. Awards under the plan totaled $385, and $2,931 for the nine months ended September 30, 1996, and twelve months ended December 31, 1995, respectively.

Successor Basis

  Annual Incentive Compensation Plan

         FMCH amended its annual incentive plan in 1997. Under the 1997 plan, key employees of FMCH are eligible to receive bonuses based upon the achievement of EBITDA results and other key objectives. Target awards range from 10% to 40% of employee's salary. No awards under the plan were paid in 1997.

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

         Total pension expense includes the following components:

                                                    SUCCESSOR                    PREDECESSOR
                                           ----------------------------   ----------------------------
                                              TWELVE       THREE MONTHS   NINE MONTHS       TWELVE
                                           MONTHS ENDED     ENDED DEC.    ENDED SEPT.    MONTHS ENDED
                                           DEC. 31, 1997     31, 1996       30, 1996     DEC. 31, 1995
                                           -------------   ------------   -----------    -------------
Service cost -- benefits earned during
   the period                                $ 7,100          $ 1,678        $ 5,035        $ 3,649
Interest cost on projected benefit
   obligation                                  4,561            1,021          3,063          2,891
Actual return on plan assets                  (4,758)          (1,103)        (3,309)        (3,721)
Net amortization and deferral                   (139)            --             (194)          (557)
                                             -------          -------        -------        -------
Net pension expense                          $ 6,764          $ 1,596        $ 4,595        $ 2,262
                                             =======          =======        =======        =======

         The funded status of NMC's plan is as follows:

                                                                SUCCESSOR
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Actuarial present value of:
   Vested benefit obligation                              $ 47,728     $ 42,126
   Nonvested benefit obligation                              5,602        4,809
Accumulated benefit obligation                              53,330       46,935
   Projected benefit obligation                            (72,025)     (63,260)
   Plan assets at fair value                                65,088       54,218
                                                          --------     --------
   Projected benefit obligation in excess of plan
      assets                                                (6,937)      (9,042)
   Unrecognized prior service cost                            --           --
   Unrecognized net (gain) loss                            (15,165)      (6,244)
   Unamortized net transition asset                           --           --
                                                          --------     --------
   Accrued pension cost                                   $(22,102)    $(15,286)
                                                          ========     ========

         The projected benefit obligation was determined using an assumed discount rate of 7.50% in 1997 and 1996, and an assumed long-term average rate of compensation increase of 5% in 1997 and 1996. The assumed long-term rate of return on plan assets was 9.0% and 1997 and 1996.

         NMC also sponsors a supplemental executive retirement plan to provide certain key executives with benefits in excess of normal pension benefits. The projected benefit obligation was $3.1 and $2.4 million at December 31, 1997 and 1996, respectively. Pension expense for this plan, for the twelve months ended December 31, 1997 and the three months ended December 31, 1996 was $360 and $106, respectively, on a successor basis, and $319 for the nine months ended September 30, 1996, on a predecessor basis.

         NMC does not provide any postretirement benefits to its employees other than those provided under its pension plan and supplemental executive retirement plan.

         Defined Contribution Plans

         NMC's employees are eligible to join NMC's 401 (k) Savings Plan once they have achieved a minimum of one year of service and if they have more than 900 hours of service before their one year anniversary date. Under the provisions of the 401 (k) plan, employees are allowed to contribute up to 16% of their salaries. NMC contributes 50% of their savings up to 6% of saved pay. NMC's total contributions for the year ended December 31, 1997 was $6,385 and for the three months ended December

31, 1996 and nine months ended September 30, 1996 amounted to $1,204 and $3,428, respectively.

         FUSA employees are eligible to join FUSA's 401 (k) Savings Plan once they have achieved a minimum of one year of service, 1000 hours of service and attained the age of 18. Under the provisions of FUSA's 401 (k) Savings Plan, FUSA contributes 2% of eligible employee base salary to the FUSA 401 (k) Plan. FUSA's obligation to the FUSA 401 (k) Savings Plan was approximately $780 and $217 for the twelve months ended December 31, 1997 and for the three months ended December 31, 1996, respectively.

NOTE 12. EQUITY

PREFERRED STOCK-SUCCESSOR BASIS

         At December 31, 1997, the components of FMCH's preferred stocks as presented in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Equity are as follows:

PREFERRED STOCKS, $100 PAR VALUE

- 6% Cumulative (1); 40,000 shares authorized; 36,460 outstanding             $ 3,646
- 8% Cumulative Class A (2); 50,000 shares authorized; 16,176 outstanding       1,618
- 8% Noncumulative Class B (2); 40,000 shares authorized; 21,483
   outstanding                                                                  2,148
                                                                              -------
                                                                              $ 7,412
                                                                              -------

PREFERRED STOCKS, $.10 PAR VALUE

- Noncumulative Class D (3); 100,000,000 shares authorized; 89,062,316
  outstanding                                                                   8,906
                                                                              -------
         Total Preferred                                                      $16,318
                                                                              =======

(1) 160 votes per share

(2) 16 votes per share

(3) 1/10 vote per share

  Stock Options - Predecessor Basis

         On a predecessor basis, stock options were granted under the stock incentive plans of companies within the Grace Consolidated Group. At September 30, 1996, options for 6,740,450 shares were outstanding with an average exercise price of $30.12 (of which 4,726,562 were exercisable) and 7,000,000 shares were available for additional grants. As of the date of the Merger, all outstanding Grace New York stock options were, in the case of NMC employees, converted to FMC stock options and, for non-NMC personnel, converted into Grace Chemical stock options. Accordingly, there are no outstanding stock options on FMCH common stock.

  Stock Options - Successor Basis

         Immediately prior to the Merger, FMC adopted a stock incentive plan (the "FMC Plan") under which FMCH key management and executive employees are eligible. Under the FMC Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC Plan will be evidenced by a non-transferable convertible bond and corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. Each convertible bond, which will be DM denominated, will entitle the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1997, FMC granted 2,697,438 options to FMCH, under the FMC Plan. At December 31, 1997 no options were exercisable.

NOTE 13. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

         At December 31, 1997 and 1996, the carrying value of financial instruments such as cash, cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximated their fair values, based on the short-term maturities of these instruments. At December 31, 1997 and 1996, the fair value of long-term debt which approximated carrying value was determined based on expected future cash flows, discounted at market interest rates.

  Forward Currency Contracts

         The Company uses foreign exchange contracts as a hedge against foreign exchange risks associated with the settlement of foreign currency denominated payables and firm commitments. At December 31, 1997 and 1996, the Company had purchased foreign exchange contracts for the sale of currencies for Deutsche Marks of $135,000 and $48,400 respectively. The fair value of forward currency contracts are the estimated amounts that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current exchange rates and the current credit worthiness of the counterparties. At December 31, 1997 and 1996, the Company would have paid $2,985 and received less than $1 million, respectively, to terminate the contracts.

  Interest Rate Swap Agreements

         At December 31, 1997 and 1996, the Company had interest rate swap agreements outstanding with commercial banks for notional amounts of $1,950,000 and $25,034 respectively. The agreements effectively change the Company's interest rate exposure on the credit agreement and certain operating lease payments to a fixed rate. The interest rate swap agreements outstanding as of December 31, 1997 expire between January 1998 and December 2003. While the Company does not anticipate non-performance by various counter-parties, the Company is exposed to credit loss in the event of non-performance by other parties to the interest rate swap agreements. The fair value of interest rate swaps was estimated to be $23 million less than the carrying cost at December 31, 1997. The fair value of interest swap agreements outstanding at December 31, 1996 approximates the carrying value. The fair values of interest rate swap agreements are the estimated amounts obtained from brokers.

  Credit Risk

         The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. As of December 31, 1997, the Company's credit exposure was insignificant and limited to the fair value stated above; the Company believes the risk of incurring losses due to credit risk is remote.

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

NOTE 14. RELATED PARTY TRANSACTIONS AND ALLOCATIONS

PREDECESSOR BASIS

Corporate Services

         In accordance with SAB 55, Grace Chemicals allocated a portion of its domestic corporate expenses to its business units, including NMC. These expenses have included management and corporate overhead; benefit administration; risk management/insurance administration; tax and treasury/cash management services; environmental services; litigation administration services; and other support and executive functions. Allocations and charges were based on either a direct cost pass through or a percentage allocation for such services provided based on factors such as net sales, management time, or headcount. Such allocations and charges totaled $5,322, and $13,782 for the nine months ended September 30, 1996 and for the year ended December 31, 1995, respectively.

         Domestic research and development expenses of Grace Chemicals related to NMC's business and allocated to NMC in accordance with SAB 55 totaled $0, and $15,942 for the nine months ended September 30, 1996, and for the year ended December 31, 1995, respectively.

         Management believes that the basis used for allocating corporate services was reasonable and that the terms of these transactions would not materially differ from those that would result from transactions among unrelated parties.

         Grace Chemicals also charged NMC for its share of domestic workers' compensation, employee life, medical and dental, and other general business liability insurance premiums and claims which were handled by Grace Chemicals on a corporate basis. These charges have been based on NMC's actual and expected future experience, including actual payroll expense, and totaled $13,314, and $34,784 for the nine months ended September 30, 1996, and for the year ended December 31, 1995, respectively, and have been included in either cost of health care services or general and administrative expenses, depending upon the nature of the employee's or insured asset's function.


SUCCESSOR BASIS

FINANCIAL SUPPORT

         Prior to the Merger, Fresenius AG provided substantial financial support to FUSA, a majority owned entity included within FWD. This support included guarantees of letters of credit in connection with FUSA's previously outstanding industrial revenue bonds, providing credit support to assist in securing lines of credit participating in and assisting with foreign exchange contracts as well as various miscellaneous general management assistance.

EQUITY CONTRIBUTORS

         During 1997, the Company received equity contributions totalling $199,425 for the purposes of financing acquisitions.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

CONTINGENT NON-NMC LIABILITIES OF GRACE NEW YORK
(NOW KNOWN AS FRESENIUS MEDICAL CARE HOLDINGS, INC.)

      In connection with the Merger, Grace Chemicals has agreed to indemnify Grace New York and NMC against all liabilities of Grace New York and its successors, whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC operations. After the Merger Grace New York will remain contingently liable for certain liabilities with respect to pre-Merger matters that are not related to NMC operations. FMCH believes that in view of the nature of the non-NMC liabilities and the expected impact of the Merger on Grace Chemicals' financial position, the risk of significant loss from non-NMC liabilities is remote.

      Were events to violate the tax free nature of the Merger, the resulting tax liability would be the obligation of FMCH. Subject to representations by Grace Chemicals, FMCH and Fresenius AG, Grace Chemicals has agreed to indemnify FMCH for such a tax liability. Were FMCH not able to collect on the indemnity, the tax liability would have a material adverse effect on FMCH's business, the financial condition of FNMC and the results of operations.

LEGAL PROCEEDINGS

      GOVERNMENT INVESTIGATIONS

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

      In connection with the OIG Investigation, the Company continues to receive additional subpoenas directed to NMC or the Company to obtain supplemental information and documents regarding the above-noted issues, or to clarify the scope of the original subpoenas.

      The Company is cooperating with the OIG Investigation. The Company believes that the government continues to review and evaluate the voluminous information the Company has provided. As indicated above, the government continues, from time to time, to seek supplementing and/or clarifying information from the Company. The Company expects that this process will continue while the government completes its evaluation of the issues.

      The OIG Investigation covers the following areas: (a) NMC's dialysis services business, principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare ESRD program, its billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) LifeChem's laboratory business, including documents relating to testing procedures, marketing, customers, competition and certain overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, and a 1997 review of dialysis facilities' standing orders; and
(d) Homecare and, in particular, information concerning IDPN billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

      The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the False Claims Act and other federal and state statutes and regulations applicable to NMC's business can be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, there can be no assurance that the federal government and/or one or more state agencies will not claim that NMC has violated statutory or regulatory provisions. Additionally, eight and possibly other qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

      Diagnostics Subpoena

      In October 1996, Biotrax International, Inc. and NMC Diagnostics, Inc., both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and is making extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time.

      Medical Director Compensation

      The government is investigating whether DSD's compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statutes, rather than payment for services rendered. DSD compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by the Medical Products Group ("MPG") on products purchased by the Medical Director's facility from MPG and (until January 1, 1992) a portion of the profit earned by LifeChem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

      To comply with Stark II if Designated Health Services are involved, Medical Director compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties. Since January 1, 1995, DSD has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. In renegotiating its Medical Director compensation arrangements in connection with Stark II, DSD took and continues to take account of the compensation levels paid to its Medical Directors in prior years.

      Certain government representatives have expressed the view in meetings with counsel for NMC that arrangements where the Medical Director was or is paid amounts in excess of the "fair market value" of the services rendered may evidence illegal payments to induce referrals, and that hourly compensation is a relevant measure for evaluating the "fair market value" of the services. DSD does not compensate its Medical Directors on an hourly basis and has asserted to the government that hourly compensation is not a determinative measure of fair market value. Although the Company believes that the compensation paid to its Medical Directors is generally reflective of fair market value, there can be no assurances that the government will agree with this position or that the Company ultimately will be able to defend its position successfully. Because of the wide variation in local market factors and in the profit percentage contractually negotiated between DSD and its Medical Directors prior to January 1, 1995, there is a wide variation in the amounts that have been paid to Medical Directors.

      As a result, the compensation that DSD has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the government that its compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the government that OIG auditors repeatedly reviewed NMC's compensation arrangements with its Medical Directors in connection with their audits of the costs claimed by DSD; that the OIG stated in its audit reports that, with the exception of certain technical issues, NMC had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that NMC reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the government will accept NMC's assertions concerning the legality of its arrangements generally or NMC's assertion that it reasonably relied on OIG audits, or that the government will not focus on specific arrangements that DSD has made with one or more Medical Directors and claim that those specific arrangements were or are unlawful.

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

      Credit Balances

      In the ordinary course of business, Medicare providers like DSD receive overpayments from Medicare intermediaries for services that they provide to Medicare patients. Medicare intermediaries commonly direct such providers to notify them of the overpayment and not remit such amounts to the intermediary by check or otherwise unless specifically requested to do so. In 1992, HCFA adopted a regulation requiring certain Medicare providers, including dialysis centers, to file a quarterly form listing unrecouped overpayments with the Medicare intermediary responsible for reimbursing the provider. The first such filing was required to be made as of June 30, 1992 for the period beginning with the initial date that the provider participated in the Medicare program and ending on June 30, 1992.

      The government is investigating whether DSD intentionally understated the Medicare credit balance reflected on its books and records for the period ending June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. DSD's policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of DSD for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations and that its initial filing with the intermediaries disclosed the credit balance on the books and records of DSD as shown in accordance with its policy, but there can be no assurance that the government will accept NMC's views. The government has inquired whether other divisions including Homecare, LifeChem and DSI have appropriately treated Medicare credit balances.

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

      Overpayments for Home Dialysis Services

      NMC acquired Home Intensive Care, Inc.("HIC"), an in-center and home dialysis service provider, in 1993. At the time of the acquisition, HIC was the subject of a claim by HCFA that HIC had received payments for home dialysis services in excess of the Medicare reasonable charge for services rendered prior to February 1, 1990. NMC settled the HCFA claim against HIC in 1994. The government is investigating whether the settlement concerning the alleged overpayments made to HIC resolved all issues relating to such alleged overpayments. The government is also investigating whether an NMC subsidiary, Home Dialysis Services, Inc. ("HDS"), received payments similar to the payments that HIC received, and whether HDS improperly billed for home dialysis services in excess of the monthly cost cap for services rendered on or after February 1, 1990. The government is investigating whether NMC was overpaid for services rendered. NMC asserts that the billings by HDS were proper, but there can be no assurance that the government will accept NMC's view.

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

      On June 7, 1996, LifeChem voluntarily disclosed an additional billing problem to the government that had resulted in LifeChem's receipt of between $40,000 and $160,000 in overpayments for laboratory services rendered in 1991. LifeChem advised the government that this overpayment resulted from the submission for payment of a computer billing tape that had not been subjected to a "billing rules" program designed to eliminate requests for payments for laboratory tests that are included in the Composite Rate and that were not eligible for separate reimbursement. LifeChem also advised the government that there may have been additional instances during the period from 1990 to 1992 when other overpayments were received as a result of the submission of computer billing tapes containing similar errors and that it was in the process of determining whether such additional overpayments were received. On June 21, 1996, LifeChem advised the government that the 1991 billing problem disclosed on June 7, 1996 resulted in an overpayment of approximately $112,000. LifeChem also advised the government that certain records suggested instances in July 1990 and August 31 through September 11, 1990, when billing tapes may have been processed without rules processing. LifeChem continued its effort to determine whether any other overpayments occurred relating to the "billing rules" problem and, in March 1997, advised the government that an additional overpayment of approximately $260,000 was made by Medicare.

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

      Benefits provided to dialysis centers and persons associated with dialysis centers. The government is investigating whether DSD or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use LifeChem services. Such benefits could include, for example, discounts on RPD supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, and the provision of research grants. NMC has identified certain instances in which benefits were provided to MPG customers who purchased medical products from RPD and used LifeChem's laboratory services. The government may claim that the provision of such benefits violates, among other things, the anti-kickback statutes.

      Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce at this time. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to LifeChem's billing and testing. Recently, the government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided.

         INTRADIALYTIC PARENTERAL NUTRITION

         Administration kits. One of the principal activities of Homecare is to provide IDPN therapy to dialysis patients at both NMC-owned facilities and at facilities owned by other providers. IDPN therapy is typically provided to the patient 12-13 times per month during dialysis treatment. Bills are submitted to Medicare on a monthly basis and include separate claims for reimbursement for supplies, including, among other things, nutritional solutions, administration kits and infusion pumps. In February 1991, the Medicare carrier responsible for processing Homecare's IDPN claims issued a Medicare advisory to all parenteral and enteral nutrition suppliers announcing a coding change for reimbursement of administration kits provided in connection with IDPN therapy for claims filed for items provided on or after April 1, 1991. The Medicare allowance for administration kits during this period was approximately $625 per month per patient. The advisory stated that IDPN providers were to indicate the "total number of actual days" when administration kits were "used," instead of indicating that a one-month supply of administration kits had been provided. In response, Homecare billed for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period, which typically represented the entire month, as opposed to the number of days the treatment was actually administered. During the period from April 1991 to June 1992, Homecare had an average of approximately 1,200 IDPN patients on service.

      In May 1992, the carrier issued another Medicare advisory to all PEN suppliers in which it stated that it had come to the carrier's attention that some IDPN suppliers had not been prorating their billing for administration kits used by IDPN patients and that providers should not bill for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period. The advisory stated further that the carrier would be conducting "a special study to determine whether or not overpayments have occurred as a result of incorrect billing" and that "if overpayments have resulted, providers that have incorrectly billed" would "be contacted so that refunds can be recovered." Homecare revised its billing practices in response to this advisory for claims filed for items provided on or after July 1, 1992. Homecare was not asked to refund any amounts relating to its billings for administration kits following the issuance of the second advisory.

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

      Utilization of IDPN. Since 1984, when HCFA determined that Medicare should cover IDPN and other parenteral nutrition therapies, NMC has been an industry leader in identifying situations in which IDPN therapy is beneficial to ESRD patients. It is the policy of Homecare to seek Medicare reimbursement for IDPN therapy only when it is prescribed by a patient's treating physician and when it believes that the circumstances satisfy the requirements published by HCFA and its carrier agents. Prior to 1994, HCFA and its carriers approved for payment more than 90% of the IDPN claims submitted by Homecare. After 1993, the rate of approval for Medicare reimbursement for IDPN claims submitted by Homecare for new patients, and by the infusion industry in general, fell to approximately 9%. NMC contends that the reduction in rates of approval occurred because HCFA and its carriers implemented an unauthorized change in coverage policy without giving notice to providers. While NMC continued to offer IDPN to patients pursuant to the prescription of the patients' treating physicians and to submit claims for Medicare reimbursement when it believed the requirements stated in HCFA's published regulations were satisfied, other providers responded to the drop in the approval rate for new Medicare IDPN patients by abandoning the Medicare IDPN business, cutting back on the number of Medicare patients to whom they provide IDPN, or declining to add new Medicare patients. The number of patients to whom NMC provided IDPN increased as a result.

      The government is investigating the utilization rate of IDPN therapy among NMC patients, whether NMC submitted IDPN claims to Medicare for patients who were not eligible for coverage, and whether documentation of eligibility was adequate. NMC asserts that the utilization rate of IDPN therapy among its dialysis patients, which, in 1995, averaged less than 3.5%, is the result of the factors discussed above and that it is the policy of Homecare to seek Medicare reimbursement for IDPN therapy prescribed by the patients' treating physician in accordance with the requirements published by HCFA and its carrier agents. There can be no assurance that the government will accept NMC's view or that the government will not claim that Homecare submitted IDPN claims for individuals who were not eligible for coverage or with inadequate documentation of eligibility.

      In addition, the government is investigating whether, in certain circumstances, documentation of eligibility was false or inaccurate. With respect to some claims, the Company determined that false or inaccurate documentation was submitted, deliberately or otherwise. The Company understands that the government has recently utilized a grand jury to investigate this matter.

QUI TAM ACTIONS

      The Company and NMC have become aware that eight qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective SEC and NYSE periodically required filings.

      The first qui tam action was filed in the United States District Court for the Southern District of Florida in 1996, amended on July 8, 1996 and disclosed to the Company on July 10, 1996. It alleges, among other things, that Grace Chemicals and NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the administration of EPO and that as a result of this allegedly wrongful conduct, the United States suffered actual damages in excess of $200 million. The Amended Complaint also seeks the imposition of a constructive trust on the proceeds of the NMC dividend to Grace Chemicals for the benefit of the United States on the ground that the Merger constitutes a fraudulent conveyance that will render NMC unable to satisfy the claims asserted in the Amended Complaint.

      The second qui tam action was filed in the United States District Court for the Middle District of Florida in 1995 and disclosed to the Company on or before November 7, 1996. It alleges, among other things, that NMC and certain NMC subsidiaries violated the False Claims Act in connection with the alleged retention of over-payments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an alleged inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages in excess of $10 million including applicable fines.

      The third qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in February 1996 and was disclosed to the Company in November 1996. It alleges, among other things, that a pharmaceutical manufacturer, an unaffiliated dialysis provider and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for a nonsterile intravenous drug and for intravenous drugs which were allegedly billed in excess of permissible Medicare reimbursement rates. The complaint also claims that the defendants violated the Medicare and Medicaid anti-kickback statutes in connection with the receipt of discounts and other in kind payments as alleged inducements to purchase intravenous drugs. The complaint is focused on the business relationship between the pharmaceutical manufacturer and several providers, one of which is NMC. The complaint claims that as a result of this allegedly wrongful conduct, the United States suffered damages. On June 28, 1997, in response to relator's motion to dismiss and the United States' declination to intervene, the District Court ordered the complaint dismissed without prejudice.

The fourth qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in May 1995 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax International, Inc., a subsidiary of NMC, violated the False Claims Act in connection with its submission of claims to the Medicare program for diagnostic tests and induced overutilization of such tests in the medical community through improper marketing practices also in violation of the False Claims Act.

      The fifth qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in August 1996 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax and NMC Diagnostic Services induced overutilization of diagnostic tests by several named and unnamed physician defendants in the local medical community, through improper marketing practices and fee arrangements, in violation of the False Claims Act.

      The sixth qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in November 1996 and was disclosed to the Company in August 1997. It alleges, among other things, that NMC, DSI and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program by improperly upcoding and otherwise billing for various diagnostic tests.

      The seventh qui tam action was filed in the United States District Court for the District of Delaware in January 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that NMC and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program for diagnostic tests, and induced overutilization of such tests through improper marketing practices which provided impermissible incentives to health care providers to order these tests.

      The eighth qui tam action was filed in the United States District Court for the District of New Jersey in February 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that DSI and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for reimbursement for diagnostic tests, by causing unnamed physicians to overutilize these tests though a variety of fee arrangements and other impermissible inducements.

      Each of the qui tam complaints claims that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in any of the qui tam actions could have a material adverse affect on the Company's business, financial condition or results of operations.

      As a result of discussions with representatives of the United States in connection with the OIG Investigation, certain agreements (the "OIG Agreements") have been entered into to guarantee the payment of any obligations of NMC to the United States (an "Obligation") relating to or arising out of the OIG Investigation and the qui tam action filed in the Southern District of Florida (the "Government Claims"). For the purposes of the OIG Agreements, an Obligation is (a) a liability or obligation of NMC to the United States in respect of a Government Claim pursuant to a court order (i) which is final and nonappealable or (ii) the enforcement of which has not been stayed pending appeal or (b) a liability or obligation agreed to be an Obligation in a settlement agreement executed by Fresenius Medical Care, FMCH or NMC, on the one hand, and the United States, on the other hand. As stated elsewhere herein, the outcome of the OIG Investigation cannot be predicted. The entering into of the OIG Agreements is not an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability, if any, which may result therefrom.

      Pursuant to the OIG Agreements, upon consummation of the Merger, Fresenius Medical Care, FMCH and NMC provided the United States with a joint and several unconditional guarantee of payment when due of all Obligations (the "Primary Guarantee"). As credit support for this guarantee, NMC delivered an irrevocable standby letter of credit in the amount of $150 million. The United States will return such letter of credit (or any renewal or replacement) for cancellation when all Obligations have been paid in full or it is determined that NMC has no liability in respect of the Government Claims. Under the terms of the Merger, any potential resulting monetary liability has been retained by NMC, and the Company has indemnified Grace Chemicals against all potential liability arising from or relating to the OIG Investigation.

      FMCH and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of Fresenius Medical Care to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that
(a) compliance by the United States with such provisions is not a condition or defense to the obligations of Fresenius Medical Care under the OIG Agreements and (b) breach of such provisions by the United States cannot and will not be raised by Fresenius Medical Care to excuse performance under the OIG Agreements.

      The foregoing describes the material terms of the OIG Agreements, copies of which were previously filed with the U.S. Securities and Exchange Commission (the "SEC" or the "Commission") and copies of which may be examined without charge at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W. Washington, D.C. 20549, and at the Regional Offices of the Commission located at Suite 1400, Citicorp Center, 500 West Madison

Street, Chicago, Illinois 60661-2551 and Room 1300, 7 World Trade Center, New York, New York 10048. Copies of such material will also be made available by mail from the Public Reference Branch of the Commission at 450 Fifth Street, N.W. Washington, D.C. 20549, at prescribed rates. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such agreements.

      An adverse determination with respect to any of the issues addressed by the subpoenas, or any of the other issues that have been or may be identified by the government, could result in the payment of substantial fines, penalties and forfeitures, the suspension of payments or exclusion of the Company or one or more of its subsidiaries from the Medicare program and other federal programs, and changes in billing and other practices that could adversely affect the Company's revenues. Any such result could have a material adverse effect on the Company's business, financial condition and results of operations.

      OMNIBUS BUDGET RECONCILIATION ACT OF 1993

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

      If HCFA's reversal of its original implementation of the provisions of OBRA 93 that relate to ESRD patients for whom Medicare is the secondary payor is upheld, NMC may be required to refund the payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation, and to re-bill Medicare for the same services, which would result in a net loss to DSD of approximately $120 million as of December 31, 1995. NMC ceased to recognize the incremental revenue realized under the original Program Memorandum as of July 1, 1995, but it continued to bill employer health plans as primary payors for patients affected by OBRA 93 through December 31, 1995. As of January 1, 1996, NMC commenced billing Medicare as primary payor for dual eligible ESRD patients affected by OBRA 93, and then began to rebill in compliance with the revised policy for services rendered between April 24 and December 31, 1995.

      On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction. The litigation is continuing with respect to NMC's request to enjoin HCFA's new policy, both retroactively and prospectively, and NMC filed significant discovery requests concerning how HCFA developed the April 1995 rule. In December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also ordered that HCFA is permanently enjoined from enforcing and applying the April 1995 rule retroactively against NMC and granted NMC's outstanding discovery motions. The Court took no action on HCFA's motion for summary judgment pending completion of the outstanding discovery. The Court's favorable rulings provide a stronger legal basis for NMC to collect outstanding amounts from commercial payors on the retroactive portion of the case during the first half of 1998. At this time, it is unknown whether HCFA intends to appeal that ruling. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively, FMCH's business, financial position and results of operations would be materially adversely affected.

      INTRADIALYTIC PARENTERAL NUTRITION COVERAGE ISSUES

      NMC administers intradialytic parenteral nutrition ("IDPN") therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. After 1993, Medicare claims processors sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims represented an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers pursued various administrative and legal remedies, including administrative appeals, to address this reduction.

      In November 1995, NMC filed a complaint in the U.S. District Court for the Middle District of Pennsylvania seeking a declaratory judgment and injunctive relief to prevent the implementation of this policy coverage change. (National Medical Care, Inc. v. Shalala, 3:CV-95-1922 (RPC)). Subsequently, the District Court affirmed a prior report of the magistrate judge dismissing NMC's complaint, without considering any substantive claims, on the grounds that the underlying cause of action should be submitted fully to the administrative review processes available under the Medicare Act. NMC decided not to appeal the Court's decision, but rather, to pursue the claims through the available administrative processes.

      Although NMC management believes that those IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $152 million as of December 31, 1997.

      If NMC is unable to collect its IDPN receivable or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, FMCH's business, financial condition and results of operations could be materially adversely affected.

      OTHER LEGAL PROCEEDINGS

      District of New Jersey Investigation

      NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have been attempting to further narrow the issues with respect to which the government has previously expressed concerns in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

      Commercial Insurer Litigation

      In December 1997, FMCH, NMC, and certain named NMC subsidiaries, as well as Grace Chemicals, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The complaint seeks unspecified damages and costs. Grace Chemicals has sought indemnification from the Company pursuant to the terms of an indemnification agreement between Grace and the Company for any liability, costs and expenses that Grace may incur as a result of the lawsuit. The Company is currently engaged in formulating its response to the complaint. This action is at an early stage and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to vigorously defend the lawsuit. It is also possible that one or more other private payors may claim that NMC received excess payments and similarly, may seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

Insurance

         The Company is largely self-insured for group health, workers compensation, medical malpractice, auto and general liability. Provisions for losses expected under these programs are recorded currently based upon NMC's estimates of the aggregate liability for claims incurred.

NOTE 16. SIGNIFICANT CUSTOMER RELATIONS

     For the periods presented approximately 62% to 64% of the Company's health care services net revenues are paid by and subject to regulations under governmental programs, primarily Medicare and Medicaid. The Company maintains reserves for losses related to these programs, including uncollectible accounts receivable, and such losses have been within management's expectations.

NOTE 17. INDUSTRY SEGMENTS AND INFORMATION ABOUT FOREIGN OPERATIONS

         The table below provides information for the year ended December 31, 1997 and the three months ended December 31, 1996 on a successor basis and for the nine months ended September 30, 1996 and the year ended December 31, 1995 on a predecessor basis pertaining to the Company's operations by geographic area.

                                            UNITES STATES         EUROPE          OTHER          TOTAL
                                            -------------         ------          -----          -----
Net revenues                         1997     $2,438,235         $131,375        $51,690     $2,621,300
  Three Months Ended             12/31/96     $  584,121         $ 35,257        $11,188      $ 630,566
  Nine Months Ended               9/30/96      1,480,500          103,576         30,584      1,614,660
                                     1995      1,868,882          125,153         38,703      2,032,738

Earnings before income taxes         1997         60,719            5,933            199         66,851
Three Months Ended               12/31/96         12,945            2,408           (392)        14,961
  Nine Months Ended               9/30/96        154,878          (19,338)        (6,457)       129,083
                                     1995        234,860          (32,415)         3,068        205,513

Assets Successor                     1997      4,757,367          163,837         88,916      5,010,120
                                     1996      4,286,867          211,760         97,452      4,596,079
  Predecessor                        1995      1,675,667          242,393         80,084      1,998,144

         The table below provides information for the year ended December 31, 1997 and three months ended December 31, 1996 on a successor basis and the nine months ended September 30, 1996 and the year ended December 31, 1995 on a predecessor basis pertaining to the Company's two industry segments.

                                                                                                  LESS:
                                                               HEALTH CARE          MEDICAL     INTERSEGMENT
                                                                SERVICES           SUPPLIES         SALES        TOTAL
                                                               -----------         --------     ------------     -----
Net Revenues                                           1997     $2,200,825         $722,859       $302,383     $2,621,300
  Three Months Ended                               12/31/96        524,328          175,275         69,037        630,566
  Nine Months Ended                                 9/30/96      1,523,458          240,175        148,973      1,614,660
                                                       1995      1,884,748          300,001        152,011      2,032,738

Earnings before income taxes                           1997         21,217           45,634             --         66,851
  Three Months Ended                               12/31/96          6,098            8,863             --         14,961
  Nine Months Ended                                 9/30/96         99,648           29,435             --        129,083
                                                       1995        223,094          (17,581)            --        205,513

Assets Successor                                       1997      4,357,857          652,263             --      5,010,120
                                                       1996      3,952,282          643,797             --      4,596,079
  Predecessor                                          1995      1,855,907          142,237                     1,998,144

Capital expenditures                                   1997        118,890           52,235             --        171,125
  Three Months Ended                               12/31/96         42,345            3,926             --         46,271
  Nine Months Ended                                 9/30/96         90,655            2,198             --         92,853
                                                       1995         99,905            2,989             --        102,894

Depreciation and amortization of
  properties and equipment                             1997         92,048           12,625             --        104,673
  Three Months Ended                               12/31/96         21,594            6,027             --         27,621
  Nine Months Ended                                 9/30/96         50,824            2,685             --         53,509
                                                       1995         57,783            4,903             --         62,686

NOTE 18. QUARTERLY SUMMARY (UNAUDITED)

                                                                    SUCCESSOR
                                         -----------------------------------------------------------------
                                         1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
                                         -----------       -----------       -----------       -----------
1997
Net revenues                              $624,394          $645,524          $656,927          $ 694,455
Cost of health care services and
   medical supplies                        393,653           396,387           411,506            448,718
Operating expenses                         172,313           176,944           183,856            185,357
Interest expense, net                       41,214            45,977            49,182             49,342
                                          --------          --------          --------          ---------
   Total expenses                          607,180           619,308           644,544            683,417
                                          --------          --------          --------          ---------
Earnings before Income Taxes                17,214            26,216            12,383             11,038
Provision for Income Taxes                  10,577            15,682             7,254             12,415
                                          --------          --------          --------          ---------
Net earnings                              $  6,637          $ 10,534          $  5,129          $  (1,377)
                                          ========          ========          ========          =========


                                                           PREDECESSOR                          SUCCESSOR
                                         -----------------------------------------------       -----------
                                         1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
                                         -----------       -----------       -----------       -----------
1996
Net revenues                              $528,291          $552,119          $534,250          $630,566
Cost of health care services and
   medical supplies                        315,433           322,853           330,700           393,626
Operating expenses                         156,264           159,057           184,945           176,773
Interest expense, net                        7,004             7,459             1,862            45,206
                                          --------          --------          --------          --------
   Total expenses                          478,701           489,369           517,507           615,605
                                          --------          --------          --------          --------
Earnings before Income Taxes                49,590            62,750            16,743            14,961
Provision for Income Taxes                  23,145            28,832            14,225             8,915
                                          --------          --------          --------          --------
Net earnings                              $ 26,445          $ 33,918          $  2,518          $  6,046
                                          ========          ========          ========          ========


NOTE 19. SUBSEQUENT EVENTS

         International Operations

         Effective January 1, 1998, FMCH transferred legal ownership of significantly all of its international operations to FMC. This transfer was accounted for on the cost basis since the international subsidiaries remain under control of a common parent. These consolidated financial statements include the operating results and cash flows of FMCH's international operations through December 31, 1997. For the year ended December 31, 1997 less than 8% of the net revenues were derived from FMCH's international operations. The total international assets of $263,181 and liabilities of $339,185 which includes $265,865 of intercompany obligations were transferred at December 31, 1997.

         Credit Agreement

         Per Amendment No. 5, to the Credit Agreement, Term Loan A was prepaid by $250 million on February 19, 1998. The prepayment reduces the available financing under the agreement to $1,750,000. Subsequent, mandatory repayments scheduled to begin on December 31, 1999 will be ratably reduced. Additionally, certain financial ratios were reduced so as to avoid default per covenants contained within the Credit Agreement.

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

         Under the date of February 23, 1998, we reported on the consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of earnings, changes in equity and cash flows for the year ended December 31, 1997 and the period October 1, 1996 to December 31, 1996, the successor periods and the period January 1, 1996 to September 30, 1996, the predecessor period, as included in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

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


                                            KPMG PEAT MARWICK LLP

February 23, 1998
Boston, MA 02110

                                                                     SCHEDULE II

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

            SUCCESSOR - FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997

                                                                 ADDITIONS (DEDUCTIONS)
                                                             -------------------------------
                                                                CHARGED
                                              BALANCE AT     (CREDITED) TO
                                             BEGINNING OF      COSTS AND                         BALANCE AT
                                                 YEAR           EXPENSES         OTHER NET      END OF PERIOD
                                             ------------    -------------      ------------    -------------
DESCRIPTION

Valuation and qualifying accounts
   deducted from assets:
  Allowances for notes and accounts
   receivable                                   $153,939        $ 86,461         $(85,398)         $155,002
  Valuation allowance for deferred tax
   assets                                         29,733         (13,166)           3,628            20,195

            SUCCESSOR - FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

                                                                 ADDITIONS (DEDUCTIONS)
                                                             -------------------------------
                                                                CHARGED
                                              BALANCE AT     (CREDITED) TO
                                             BEGINNING OF      COSTS AND                         BALANCE AT
                                                 YEAR           EXPENSES         OTHER NET      END OF PERIOD
                                             ------------    -------------      ------------    -------------
DESCRIPTION

Valuation and qualifying accounts
   deducted from assets:
  Allowances for notes and accounts
   receivable                                  $140,519        $ 12,819)           $  601         $153,939
  Valuation allowance for deferred tax
   assets                                        19,500            (640)           10,873           29,733

           PREDECESSOR - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                 ADDITIONS (DEDUCTIONS)
                                                             -------------------------------
                                                                CHARGED
                                              BALANCE AT     (CREDITED) TO
                                             BEGINNING OF      COSTS AND                         BALANCE AT
                                                 YEAR           EXPENSES         OTHER NET      END OF PERIOD
                                             ------------    -------------      ------------    -------------
DESCRIPTION

Valuation and qualifying accounts
   deducted from assets:
  Allowances for notes and accounts
   receivable                                  $119,914        $ 80,475          $ (59,870)       $140,519
  Valuation allowance for deferred tax
   assets                                        19,500               0                  0          19,500

                         PREDECESSOR - FOR THE YEAR 1995

                                                                 ADDITIONS (DEDUCTIONS)
                                                             -------------------------------
                                                                CHARGED
                                              BALANCE AT     (CREDITED) TO
                                             BEGINNING OF      COSTS AND                         BALANCE AT
                                                 YEAR           EXPENSES         OTHER NET      END OF PERIOD
                                             ------------    -------------      ------------    -------------
DESCRIPTION

Valuation and qualifying accounts
     deducted from assets:
    Allowances for notes and accounts
     receivable                                $ 91,449         $ 88,858        $ (60,393)        $119,914
    Valuation allowance for deferred tax
     assets                                       6,467           13,033                0           19,500

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

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

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

4.3 Amendment No. 2 dated December 12, 1996 (second amendment to the Credit Agreement dated as of September 27, 1996, incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

4.4 Amendment No. 3 dated June 13, 1997 to the Credit Agreement dated as of September 27, 1996 , among National Medical Care, Inc. and Certain Subsidiaries and Affiliates , as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

4.5 Amendment No. 4, dated August 26, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A. , Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14, 1997).

4.6 Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (filed herewith).

4.7 Form of Consent to Modification of Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents (filed herewith).

10.1 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

10.2 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and the Fresenius Medical Care Holdings, Inc. and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (filed herewith).

10.3 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.A. Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and the Fresenius Medical Care Holdings, Inc. and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008. (filed herewith)

10.4 Employee Benefits and Compensation Agreement dated September 27, 1996 by and among W. R. Grace & Co., National Medical Care, Inc., and W. R. Grace & Co.-- Conn. (incorporated herein by reference to the Registration Statement on Form F-1 of Fresenius Medical Care AG, as amended (Registration No. 333-05922), dated November 22, 1996 and the exhibits thereto).

10.5 Purchase Agreement, effective January 1, 1995, between Baxter Health Care Corporation and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

10.6 Agreement, dated November 25, 1992 between Bergen Brunswig Drug Company and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

10.7 Product Purchase Agreement, effective January 1, 1996, between Amgen, Inc. and National Medical Care, Inc. (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

10.8 Primary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

10.9 Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.10 Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC Funding Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

10.11 Transfer and Administration Agreement dated August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

10.12 Amendment No. 1 dated as of February 27, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed herein and NationsBank, N.A., as agent (filed herewith).

27.1     Financial Data Schedule

         (d) Financial Statement Schedules.

         Schedule II - Valuation and Qualifying Accounts

Portions of this Exhibit have been granted confidential treatment by the Commission.