Form 10-Q
period 1998-03-31
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1998-05-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720
                                                 ------

                      FRESENIUS MEDICAL CARE HOLDINGS, INC.
                      -------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   New York                                    13-3461988
                   --------                                    ----------
(State or Other Jurisdiction of Incorporation)          (I.R.S. Employer ID No.)

Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA            02173
-----------------------------------------------------            -----
       (Address of Principal Executive Office)                 (Zip Code)


Registrant's Telephone Number, Including Area Code: 781-402-9000
----------------------------------------------------------------


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

   ITEM 1:   FINANCIAL STATEMENTS

             Consolidated Statements of Earnings
             Consolidated Statements of Comprehensive Income
             Consolidated Balance Sheets
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ----------------------
                                                   1998          1997
                                                 --------      --------

NET REVENUES
     Health care services .................      $550,346      $478,481
     Medical supplies .....................       121,618       104,734
                                                 --------      --------
                                                  671,964       583,215
                                                 --------      --------

EXPENSES
     Cost of health care services .........       337,929       282,753
     Cost of medical supplies .............        82,937        83,537
     General and administrative expenses ..       108,645        82,628
     Provision for doubtful accounts ......        22,085        21,090
     Depreciation and amortization ........        60,086        55,903
     Research and development .............           489         1,133
     Interest expense, net, and related
       financing cost .....................        47,099        38,758
                                                 --------      --------
                                                  659,270       565,802
                                                 --------      --------
EARNINGS BEFORE INCOME TAXES ..............        12,694        17,413
PROVISION FOR INCOME TAXES ................         7,400         8,835
                                                 --------      --------
NET EARNINGS ..............................      $  5,294      $  8,578
                                                 ========      ========

Basic and fully dilutive earnings per share      $   0.06      $   0.09

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                 -------------------
                                                  1998        1997
                                                 ------      -------
NET EARNINGS ..............................      $5,294     $  8,578
Other comprehensive income
   Foreign currency translation adjustments       1,026      (11,130)
                                                 ------     --------
   Total other comprehensive income .......       1,026      (11,130)
                                                 ------     --------
COMPREHENSIVE INCOME ......................      $6,320     $ (2,552)
                                                 ======     ========

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              MARCH 31,       DECEMBER 31,
                                                                1998              1997
                                                             ----------        ----------
                                                             (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents ...........................      $   19,683        $   12,144
  Accounts receivable, less allowances of $153,671
   and $139,376 .......................................         444,533           526,026

  Inventories .........................................         162,865           147,697
  Deferred income taxes ...............................          95,718            94,905
  Other current assets ................................          80,977            91,511
  Net accounts receivable from affiliates .............          30,073            21,172
  Income taxes receivable .............................            --               8,405
                                                             ----------        ----------
      Total Current Assets ............................         833,849           901,860
                                                             ----------        ----------


Properties and equipment, net .........................         557,214           566,975
                                                             ----------        ----------

Other Assets:
  Excess of cost over the fair value of net assets
   Acquired and other intangible assets, net of
   accumulated amortization of $193,175 and $161,581 ..       3,438,339         3,316,271
  Other assets and deferred charges ...................          41,327            38,053
                                                             ----------        ----------
      Total Other Assets ..............................       3,479,666         3,354,324
                                                             ----------        ----------
Total Assets ..........................................      $4,870,729        $4,823,159
                                                             ==========        ==========

LIABILITIES AND EQUITY

Current Liabilities:
  Current portion of long-term debt and
   capitalized lease obligations ......................      $    9,407        $   21,612
  Accounts payable ....................................         141,426           132,377
  Accrued liabilities .................................         312,526           351,686
  Accrued income taxes ................................          14,212              --
                                                             ----------        ----------
      Total Current Liabilities .......................         477,571           505,674
Long-term debt ........................................       1,098,686         1,614,268
Non-current borrowings from affiliates ................       1,080,342           508,353
Capitalized lease obligations .........................           7,658             9,240
Deferred income taxes .................................         140,946           129,941
Other liabilities .....................................          30,023            25,718
                                                             ----------        ----------
      Total Liabilities ...............................       2,835,226         2,793,195
                                                             ----------        ----------

Equity:
  Preferred stocks, $100 par value ....................           7,412             7,412
  Preferred stocks, $.10 par value ....................           8,906             8,906
  Common stocks, $1 par value; 300,000,000 shares
   authorized; outstanding at March 31, 1998 and 1997,
   90,000,000 .........................................          90,000            90,000
  Paid in capital .....................................       1,967,710         1,967,914
  Retained earnings ...................................         (37,470)          (42,187)
  Accumulated comprehensive income ....................          (1,055)           (2,081)
                                                             ----------        ----------
      Total Equity ....................................       2,035,503         2,029,964
                                                             ----------        ----------
Total Liabilities and Equity ..........................      $4,870,729        $4,823,159
                                                             ==========        ==========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ---------------------------
                                                                                  1998             1997
                                                                               ---------       -----------
Cash Flows from Operating Activities:
  Net earnings ..........................................................      $   5,294       $     8,578
  Adjustments to reconcile net earnings to net cash provided by
   Operating activities:
    Depreciation and amortization .......................................         60,087            55,903
    Provision for doubtful accounts .....................................         22,085            21,090
    Provision for (benefit of) deferred income taxes ....................         (1,238)               66
    (Loss) gain on disposal of properties and equipment .................            (67)                5

  Changes in operating assets and liabilities, net of effects of purchase
    Acquisitions and foreign exchange:
    Increase in accounts receivable .....................................        (61,750)          (29,552)
    Increase decrease in inventories ....................................        (14,453)             (627)
    Decrease (increase) in other current assets .........................         12,733            (9,275)
    Increase in other assets and deferred charges .......................         (4,355)           (1,643)
    Increase (decrease) in accounts payable .............................          8,929            (2,931)
    Increase in accrued income taxes ....................................         22,617             5,629
    Decrease in accrued liabilities .....................................        (41,374)          (40,276)
    Increase in other long-term liabilities .............................          4,305               530
    Net changes due to/from affiliates ..................................         (8,901)           (2,221)
    Other, net ..........................................................         (2,411)            3,798
                                                                               ---------       -----------
  Net cash provided by operating activities .............................          1,501             9,074
                                                                               ---------       -----------

Cash Flows from Investing Activities:
    Capital expenditures ................................................        (24,244)          (31,543)
    Payments for acquisitions, net of cash acquired .....................        (95,817)         (121,872)
                                                                               ---------       -----------
  Net cash used in investing activities .................................       (120,061)         (153,415)
                                                                               ---------       -----------

Cash Flows from Financing Activities:

    Increase in borrowings from affiliates ..............................        530,180           (34,510)
    Cash dividends paid .................................................           (130)             (130)
    Proceeds on issuance of debt ........................................         12,319           593,972
    Proceeds from receivable financing facility .........................        125,000            32,000
    Payments on debt and capitalized leases .............................       (541,690)         (447,441)
    Transfer of International operations ................................           (204)               --
    Other net ...........................................................           (447)            2,961
                                                                               ---------       -----------
  Net cash provided by financing activities .............................        125,028           146,852
                                                                               ---------       -----------
Effects of changes in foreign exchange rates ............................          1,071              (201)
                                                                               ---------       -----------
Increase in cash and cash equivalents ...................................          7,539             2,310
Cash and cash equivalents at beginning of period ........................         12,144            29,332
                                                                               ---------       -----------
Cash and cash equivalents at end of period ..............................      $  19,683       $    31,642
                                                                               =========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ............................................................      $  37,787       $    30,625
    Income taxes (received)/ paid, net ..................................        (14,447)            3,788

Details for Acquisitions:
  Assets acquired .......................................................        139,960           122,794
  Liabilities assumed ...................................................          2,334               922
  Advances from affiliates ..............................................         41,809              --
                                                                               ---------       -----------
  Cash paid .............................................................         95,817           121,872
  Less cash acquired ....................................................           --                --
                                                                               ---------       -----------
  Net cash paid for acquisitions ........................................      $  95,817       $   121,872
                                                                               =========       ===========

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY, AND BASIS OF PRESENTATION

THE COMPANY

     Fresenius Medical Care Holdings, Inc. a New York corporation ("FMCH or the "Company"), is a subsidiary of Fresenius Medical Care AG, a German corporation. ("Fresenius Medical Care" or "FMC"). The Company conducts its operations through two principal subsidiaries, National Medical Care, Inc., a Delaware Corporation ("NMC") and Fresenius USA, Inc., a Massachusetts corporation ("FUSA").

     The Company is primarily engaged in (i) providing kidney dialysis services and clinical laboratory testing, (ii) manufacturing and distributing products and equipment for dialysis treatment and (iii) providing home infusion therapy, home respiratory services, diagnostic services and other medical services.

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at March 31, 1998 and 1997 and for the three month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1997 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1998.

      NEW STANDARDS

     The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement further requires that the Company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

NOTE 2. INVENTORIES

                                            MARCH 31,    DECEMBER 31,
                                              1998          1997
                                            --------      --------
Inventories:
  Raw materials ......................      $ 32,046      $ 37,782
  Manufactured goods in process ......        17,460        14,074
  Manufactured and purchased inventory
   available for sale ................        79,025        63,709
                                            --------      --------
                                             128,531       115,565
   Health care supplies ..............        34,334        32,132
                                            --------      --------
       Total .........................      $162,865      $147,697
                                            ========      ========

NOTE 3. DEBT

     Long-term debt to outside parties consists of:

                                                              MARCH 31,     DECEMBER 31,
                                                                1998            1997
                                                             ----------      ----------

Credit Agreement ......................................      $1,085,600      $1,613,300
Third-party debt, primarily bank borrowings at variable
 interest rates (3% - 14%) with various maturities ....          14,138          13,348
                                                             ----------      ----------
                                                              1,099,738       1,626,648
Less amounts classified as current ....................           1,052          12,380
                                                             ----------      ----------
                                                             $1,098,686      $1,614,268
                                                             ==========      ==========

     On February 27, 1998, FMCH increased its existing receivable financing facility with Nations Bank to $331,000 from $204,000. As of March 31, 1998, proceeds of $325,000 have been drawn down under the Nations Bank Agreement.

NOTE 4.  INTERNATIONAL OPERATIONS

     Effective January 1, 1998, FMCH transferred legal ownership of significantly all of its international operations to FMC. This transfer was accounted for on the cost basis since the international subsidiaries remain under control of a common parent. The consolidated financial statements in this report at March 31, 1998 and for the three month interim period then ended do not include the operating results and cash flows of the international operations which were transferred. The consolidated financial statements at March 31, 1997 and for the three month interim period then ended have been restated to exclude operating results and cash flows of the international operations and to conform to the current period presentation. Total international assets of $261,820 and liabilities of $335,110, which included $261,991 of intercompany obligations were transferred at December 31, 1997.

     The following table shows the restatement to net revenues and net earnings for the prior periods:

                                       THREE MONTHS      TWELVE MONTHS        THREE MONTHS
                                           ENDED              ENDED               ENDED
                                      MARCH 31, 1997    DECEMBER 31, 1997   DECEMBER 31, 1996
                                      --------------    -----------------   -----------------
Net Revenues:
  Consolidated FMCH ...............      $ 624,394         $ 2,621,300          $ 630,566
  Less International Transfer .....         41,179             172,415             43,838
                                         ---------         -----------          ---------
  Restated FMCH ...................      $ 583,215         $ 2,448,885          $ 586,728
                                         =========         ===========          =========

Net Earnings/(deficit)
  Consolidated FMCH ...............      $   6,637         $    20,923          $   6,046
  Less International Transfer .....         (1,941)                786                715
                                         ---------         -----------          ---------
  Restated FMCH ...................      $   8,578         $    20,137          $   5,331
                                         =========         ===========          =========
Restated basic and fully
  dilutive earnings per share......          $0.09               $0.22              $0.06

     The following table shows the restatement to the previously reported December 31, 1997 stockholders equity and earnings per share:

                                       CONSOLIDATED     LESS INTERNATIONAL       RESTATED
                                           FMCH             TRANSFER              FMCH
                                      --------------    -----------------   -----------------
Net Equity.........................      $1,968,979        $(60,985)            $2,029,964

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     Contingent Non-NMC Liabilities of Grace New York (Now Known as Fresenius Medical Care Holdings, Inc.)

     The Company, formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA"), was formed as a result of the series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG (the "Merger") formerly known as the Reorganization. In connection with the Merger, W. R. Grace & Co.-Conn. ("Grace Chemicals") has agreed to indemnify Grace New York and NMC against all liabilities of Grace New York and its successors, whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC operations. After the Merger Grace New York will remain contingently liable for certain liabilities with respect to pre-Merger matters that are not related to NMC operations. FMCH believes that in view of the nature of the non-NMC liabilities and the expected impact of the Merger on Grace Chemicals' financial position, the risk of significant loss from non-NMC liabilities is remote.

     Were events to violate the tax free nature of the Merger, the resulting tax liability would be the obligation of FMCH. Subject to representations by Grace Chemicals, FMCH and Fresenius AG, Grace Chemicals has agreed to indemnify FMCH for such a tax liability. Were FMCH not able to collect on the indemnity, the tax liability would have a material adverse effect on FMCH's business, the financial condition of FMCH and the results of operations.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction. The litigation is continuing with respect to NMC's request to enjoin HCFA's new policy, both retroactively and prospectively, and NMC filed significant discovery requests concerning how HCFA developed the April 1995 rule. In December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also ordered that HCFA is permanently enjoined from enforcing and applying the April 1995 rule retroactively against NMC and granted NMC's outstanding discovery motions. The

Court took no action on HCFA's motion for summary judgment pending completion of the outstanding discovery. The Court's favorable rulings provide a stronger legal basis for NMC to collect outstanding amounts from commercial payors on the retroactive portion of the case during the first half of 1998. HCFA elected not to appeal from the Court's June 1995 and January 1998 orders and has agreed to a schedule for providing discovery under the Court's January 1998 order. HCFA may, however, appeal all rulings at the conclusion of the litigation. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively, FMCH's business, financial position and results of operations would be materially adversely affected.

     INTRADIALYTIC PARENTERAL NUTRITION COVERAGE ISSUES

     NMC administers intradialytic parenteral nutrition ("IDPN")therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. After 1993, Medicare claims processors sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims represented an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers pursued various administrative and legal remedies, including administrative appeals, to address this reduction.

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

     COMMERCIAL INSURER LITIGATION

     In December 1997, FMCH, NMC, and certain named NMC subsidiaries, as well as Grace Chemicals, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The complaint seeks unspecified damages and costs. Grace Chemicals has sought indemnification from the Company pursuant to the terms of an indemnification agreement between Grace and the Company for any liability, costs and expenses that Grace may incur as a result of the lawsuit. The Company has moved to dismiss the complaint on the grounds that it does not state a claim against FMCH, NMC or their affiliates. This action is at an early stage and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to vigorously defend the lawsuit. It is also possible that one or more other private payors may claim that NMC received excess payments and similarly, may seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     The Company's businesses operate in highly competitive markets and are subject to changes in general economic conditions, intense competition, foreign exchange rate fluctuations, the degree of acceptance of a new product introductions, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

     Developments in any of these areas, which are more fully described elsewhere in Part I, Item 2, Part II, Item 1 and in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to stockholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

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

     FMCH derives a significant portion of its net revenues from Medicare, Medicaid and other government health care programs (approximately 64% in 1997). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO (which accounted for approximately 23% of dialysis service's domestic net revenues in 1997), and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

     FMCH's business, financial position and results of operations also could be materially adversely effected by an adverse outcome in the OIG investigations, any whistleblower action, the pending challenge by FMCH of changes effected by Medicare in approving reimbursement claims relating to the administration of IDPN or the adoption in 1996 of a new coverage policy that will change IDPN coverage prospectively. FMCH's business, financial position and results of operations would also be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dual eligible ESRD patients.

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

     Dialysis Services operated or managed dialysis centers in 3 foreign countries at March 31, 1998. In certain countries, FMCH experiences lower reimbursement rates per treatment for dialysis services than are generally realized in the U.S. FMCH's international dialysis services operations currently generate less operating profit per treatment than domestic dialysis operations due to both the lower reimbursement rates in some countries and the start-up nature of many of the centers in foreign countries.

RESULTS OF OPERATIONS

     The following table summarizes certain unaudited operating results of FMCH by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services. This information has been reorganized and prior periods have been reclassified to conform with the business unit report of FMC.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           ----------------------
                                             1998          1997
                                           ---------    ---------
                                            (dollars in millions)

Net Revenues:
     Dialysis Services .................      $498        $409
     Dialysis Products .................       172         151
     Homecare/Diagnostics ..............        62          80
     Intercompany Eliminations .........       (60)        (57)
                                              ----        ----
Total Net Revenues .....................      $672        $583
                                              ====        ====

Operating Earnings:
      Dialysis Services ................      $ 73        $ 60
      Dialysis Products ................        21          19
      Homecare/Diagnostics .............        (7)          3
                                              ----        ----
Total Operating Earnings ...............      $ 87        $ 82
                                              ====        ====

Other Expenses:
      General Corporate ................      $ 27        $ 24
      Research & Development ...........         1           1
      Interest Expense, Net ............        47          39
                                              ----        ----

Total Other Expenses: ..................      $ 75        $ 64
                                              ----        ----
Earnings Before Income Taxes ...........        12          18
Provision for Income Taxes .............         7           9
                                              ----        ----
Net Earnings ...........................      $  5        $  9
                                              ====        ====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net revenues for the first quarter of 1998 increased by 15% ($89 million) over the comparable period of 1997, with Dialysis Services and Dialysis Products accounting for most of the increase. Net earnings for the first quarter of 1998 decreased 44% ($4 million) over the comparable period of 1997 as a result of higher interest expenses, partially offset by increased operating earnings of Dialysis Services and Dialysis Products.

     DIALYSIS SERVICES.

     Dialysis Services net revenues for the first quarter of 1998 increased by 22% ($89 million) over the comparable period of 1997, primarily as a result of a 19% increase in the number of treatments provided and the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision. Laboratory testing revenues for the first quarter of 1998 increased by $10 million over the comparable period of 1997. This was primarily due to the first quarter results of Spectra Laboratories ($13 million), acquired by FMCH in June 1997, partially offset by decreased testing volume of Renal Diagnostics ($2 million) and LifeChem ($1 million).

     Dialysis Services operating earnings for the first quarter of 1998 increased by 22% ($13 million) over the comparable period of 1997 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision, and reductions in laboratory testing expenses.

     DIALYSIS PRODUCTS.

     Dialysis Products net revenues for the first quarter of 1998 increased by 14% ($21 million) over the comparable period of 1997. This is due to increased sales of dialyzers ($5 million), concentrates ($4 million), peritoneal products ($3 million), machines ($3 million), bloodlines ($2 million), and other products ($4 million).

     Dialysis Products operating earnings for the first quarter of 1998 increased by 10% ($2 million) over the comparable period of 1997. This is primarily due to improvements in Gross Margin, particularly in dialyzers, partially offset by increases to freight and distribution expenses.

     HOMECARE/DIAGNOSTICS

     Homecare/Diagnostics net revenues for the first quarter of 1998 decreased by 22% ($18 million) as compared to the first quarter of 1997. This is primarily due to decreases in infusion therapy revenues mainly due to continued price compression from managed care ($7 million), decreased volume related to changes in Medicare qualification procedures for IDPN patients ($8 million), the effect of the sale of Home Health business ($3 million), and decreases in the number of diagnostic services primary care tests ($3 million). These decreases were partially offset by increases in respiratory therapy revenues ($3 million).

     Homecare/Diagnostics operating earnings for the first quarter of 1998 decreased by $10 million as compared to the first quarter of 1997, primarily due to continued pricing pressure resulting from managed care, the decline in the number of Medicare patients who receive IDPN treatments, and decreases in the volume of diagnostic services tests.

     OTHER EXPENSES.

     FMCH's other expenses for the first quarter of 1998 increased by 17% ($11 million) over the comparable period of 1997. General corporate expenses increased by $3 million due to a reduction in foreign exchange gains. Research and development expenses for the first quarter of 1998 were essentially the same as the comparable period of 1997. Interest expense for the first quarter of 1998 increased by $8 million over the comparable period of 1997 mainly due to an increase in debt to finance acquisitions..

     INCOME TAX RATE.

     The effective tax rate for the first quarter 1998 (58.3%) is significantly higher than the rate for the comparable period of 1997 (50.7 %) due primarily to a first quarter 1997 rate reduction related to the loss carryover of FUSA.

LIQUIDITY AND CAPITAL RESOURCES

     FMCH made acquisitions totaling $138 million (including $42 million issuance of investment securities) and $122 million, during the first three months of 1998 and 1997, respectively. FMCH made capital expenditures for internal expansion, improvements, new furnishings and equipment of $24 million and $32 million during the first three months of 1998 and 1997, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital-based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. FMCH may also make other strategic acquisitions in the future.

     FMCH also requires capital resources for working capital purposes. FMCH used cash to fund increases in accounts receivable of $62 million and $30 million during the first three months of 1998 and 1997, respectively. The increases in accounts receivable reflect growth in NMC's business operations and, beginning in 1994, the sharp reduction in IDPN claims approved for payment.

     During the first three months of 1998, FMCH funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt and the proceeds from the receivable financing facility. In addition, acquisitions were also funded through issuance of investment securities by a Luxemborg subsidiary ("FMC Finance"), of Fresenius Medical Care AG ("FMC). An intercompany payable ($42 million) has been established between FMC Finance and FMCH. During the first three months of 1998, FMCH increased borrowings from affiliates ($530 million), which were used primarily in connection with repayment of external debt.

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

     On February 27, 1998, FMCH increased its existing financing facility to $331 million. As of March 31, 1998, proceeds of $325 million have been drawn down under the Nations Bank agreement, an increase of $125 million from December 31, 1997.

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

CONTINGENCIES

     FMCH is the subject of investigations by several federal agencies and authorities, is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, and is seeking to change a proposed revision to IDPN coverage policies. An adverse outcome in any of these matters, beyond the reserves which have established, could have a material adverse effect on FMCH's business, financial condition and results of operations

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As discussed in greater detail below, most aspects of NMC's U.S. businesses are the subject of criminal or civil investigations by several federal agencies and authorities, the outcome of which cannot be predicted. If the government were successfully to pursue claims arising from any of these investigations, NMC or one or more of its subsidiaries could be subject to civil or criminal penalties, including substantial fines, suspension of payments or exclusion from the Medicare and Medicaid programs as well as other federal health care benefit programs, which provide over 60% of NMC's revenues. In addition, NMC could be required to change billing or other practices which could adversely affect NMC's revenues. In addition, as discussed below, NMC has become aware that it is the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the government investigations, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. In the process of unsealing federal whistleblower complaints, it is not unusual for courts to allow the government to inform the Company and its counsel of a complaint prior to the time the Company may be legally permitted to disclose it to the public. NMC may be the subject of other "whistleblower" actions not known to the Company. The Company and FMCH have guaranteed NMC's obligations relating to or arising out of the OIG Investigation and the qui tam proceedings, and indemnified Grace Chemicals for any such liabilities. See "--OIG Agreements."

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

     The government is also investigating whether DSD failed to disclose Medicare overpayments that resulted from DSD's obligation to rebill commercial payors for amounts originally billed to Medicare under HCFA's initial implementation of the OBRA 93 amendments to the secondary payor provisions of the Medicare Act. See "--OBRA 93." DSD experienced delays in reporting a material amount of overpayments after the implementation of the OBRA 93 amendments. NMC asserts that most of these delays were the result of the substantial administrative burdens placed on DSD as a consequence of the changing and inconsistent instructions issued by HCFA with respect to the OBRA 93 amendments and were not intentional. Substantially all overpayments resulting from the rebilling effort associated with the OBRA 93 amendments have now been reported. Procedures are in place that are designed to ensure that subsequent overpayments resulting from the OBRA 93 amendments will be reported on a timely basis.

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

     Utilization of IDPN. Since 1984, when HCFA determined that Medicare should cover IDPN and other parenteral nutrition therapies, NMC has been an industry leader in identifying situations in which IDPN therapy is beneficial to ESRD patients. It is the policy of Homecare to seek Medicare reimbursement for IDPN therapy only when it is prescribed by a patient's treating physician and when it believes that the circumstances satisfy the requirements published by HCFA and its carrier agents. Prior to 1994, HCFA and its carriers approved for payment more than 90% of the IDPN claims submitted by Homecare. After 1993, the rate of approval for Medicare reimbursement for IDPN claims submitted by Homecare for new patients, and by the infusion industry in general, fell to approximately 9%. NMC contends that the reduction in rates of approval occurred because HCFA and its carriers implemented an unauthorized change in coverage policy without giving notice to providers. See "--IDPN Coverage Issues." While NMC continued to offer IDPN to patients pursuant to the prescription of the patients' treating physicians and to submit claims for Medicare reimbursement when it believed the requirements stated in HCFA's published regulations were satisfied, other providers responded to the drop in the approval rate for new Medicare IDPN patients by abandoning the Medicare IDPN business, cutting back on the number of Medicare patients to whom they provide IDPN, or declining to add new Medicare patients. The number of patients to whom NMC provided IDPN increased as a result.

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

     COMMERCIAL INSURER LITIGATION

     In December 1997, FMCH, NMC, and certain named NMC subsidiaries, as well as Grace, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The complaint seeks unspecified damages and costs. Grace has sought indemnification from the Company pursuant to the terms of an indemnification agreement between Grace and the Company for any liability, costs and expenses that Grace may incur as a result of the lawsuit. The Company has moved to dismiss the complaint on the grounds that it does not state a claim against FMCH, NMC or their affiliates. This action is at an early stage and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to vigorously defend the lawsuit. It is also possible that one or more other private payors may claim that NMC received excess payments and similarly, may seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction. The litigation is continuing with respect to NMC's request to enjoin HCFA's new policy, both retroactively and prospectively, and NMC filed significant discovery requests concerning how HCFA developed the April 1995 rule. In December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also ordered that HCFA is permanently enjoined from enforcing and applying the April 1995 rule retroactively against NMC and granted NMC's outstanding discovery motions. The Court took no action on HCFA's motion for summary judgment pending completion of the outstanding discovery. The Court's favorable rulings provide a stronger legal basis for NMC to collect outstanding amounts from commercial payors on the retroactive portion of the case during the first half of 1998. HCFA elected not to appeal from the Court's June 1995 and January 1998 orders and has agreed to a schedule for providing discovery under the Court's January 1998 order. HCFA may, however, appeal all rulings at the conclusion of the litigation. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively, FMCH's business, financial position and results of operations would be materially adversely affected.

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

ITEM 5. OTHER INFORMATION

     On June 12, 1997, the Company amended its Certificate of Incorporation to change Company's name to "Fresenius Medical Care Holdings, Inc."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 2.1 Agreement and Plan of Reorganization dated as of February 4, 1996 between W. R. Grace & Co. and Fresenius AG (incorporated herein by reference to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

Exhibit 2.2 Distribution Agreement by and among W. R. Grace & Co., W. R. Grace & Co.-Conn. and Fresenius AG dated as of February 4, 1996 (incorporated herein by reference to Exhibit A to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

Exhibit 2.3     Contribution Agreement by and among Fresenius AG,
                Sterilpharma GmbH and W. R. Grace & Co.-Conn. dated February 4, 1996 (incorporated herein by reference to Exhibit E to Appendix A to the Joint Proxy-Statement Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

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

Exhibit 4.1     Credit Agreement dated as of September 27, 1996 among
                National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, Nationsbank, N.A., as paying agent and the Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Nationsbank,

                N.A., as Managing Agents (incorporated herein by reference to the Form 6-K of Fresenius Medical Care AG filed with the Commission on October 15, 1996).

Exhibit 4.2     Amendment dated as of November 26, 1996 (amendment to the
                Credit Agreement dated as of September 27, 1996, incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on December 16, 1996).

Exhibit 4.3 Amendment No. 2 dated December 12, 1996 (second amendment to the Credit Agreement dated as of September 27, 1996, incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.4 Amendment No. 3 dated June 13, 1997 to the Credit Agreement dated as of September 27, 1996 , among National Medical Care, Inc. and Certain Subsidiaries and Affiliates , as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 4.5     Amendment No. 4, dated August 26, 1997 to the Credit
                Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A. , Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14, 1997).

Exhibit 4.6     Amendment No. 5 dated December 12, 1997 to the Credit
                Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.7 Form of Consent to Modification of Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.8 Fresenius Medical Care AG 1998 Stock Incentive Plan adopted effective as of April 6, 1998.

Exhibit 10.1 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 10.2    Senior Subordinated Indenture dated as of February 19,
                1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 10.3 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.A. Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 10.4    Employee Benefits and Compensation Agreement dated
                September 27, 1996 by and among W. R. Grace & Co., National Medical Care, Inc., and W. R. Grace & Co.-- Conn. (incorporated herein by reference to the Registration Statement on Form F-1 of Fresenius Medical Care AG, as amended (Registration No. 333-05922), dated November 22,

                1996 and the exhibits thereto).

Exhibit 10.5    Purchase Agreement, effective January 1, 1995, between
                Baxter Health Care Corporation and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

Exhibit 10.6 Agreement, dated November 25, 1992 between Bergen Brunswig Drug Company and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

Exhibit 10.7 Product Purchase Agreement, effective January 1, 1996, between Amgen, Inc. and National Medical Care, Inc. (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

Exhibit 10.8 Primary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.9 Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.10 Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC Funding Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.11 Transfer and Administration Agreement dated August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.12 Amendment No. 1 dated as of February 27, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed herein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23,
                1998).

Exhibit 10.13 Modification to FUSA Employment Agreement effective as of January 1, 1998 by and between Ben J. Lipps and Fresenius Medical Care AG.

Exhibit 10.14 Employment Agreement dated July 1, 1997 by and between Jerry A. Schneider and the Company.

Exhibit 10.15 Addendum to Employment Agreement dated as of September 18, 1997 by and between Jerry A. Schneider and the Company.

Exhibit 11      Statement re: Computation of Per Share Earnings.

Exhibit 27       Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Fresenius Medical Care Holdings, Inc.



DATE: May 14, 1998                    /s/Ben J. Lipps
     --------------                   ------------------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: May 14, 1998                    /s/Jerry A. Schneider
     --------------                   ------------------------------------------
                                      NAME: Jerry Schneider
                                      TITLE: Chief Financial Officer