Form 10-Q
period 1998-06-30
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1998-08-10
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720

                      FRESENIUS MEDICAL CARE HOLDINGS, INC.
                      -------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   New York                                   13-3461988
                   --------                                   ----------
(State or Other Jurisdiction of Incorporation)          (I.R.S. Employer ID No.)

Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA           02420
-----------------------------------------------------           -----
       (Address of Principal Executive Office)                (Zip Code)


        Registrant's Telephone Number, Including Area Code: 781-402-9000
        ----------------------------------------------------------------

                             02173 (Former zip code)
                             -----------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of the date hereof, 90,000,000 shares of common stock, par value $1.00 per share, are outstanding, all of which are held by Fresenius Medical Care AG.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

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

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II: OTHER INFORMATION

       ITEM 1:    Legal Proceedings
       ITEM 4:    Submission of Matters to a Vote of Security Holders
       ITEM 5:    Other Information
       ITEM 6:    Exhibits and Reports on Form 8-K

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                       ------------------------------------
                                                                             1998                1997
                                                                       -----------------    ---------------

                NET REVENUES
                     Health care services........................     $      521,209        $       418,525
                     Medical supplies............................            117,073                110,795
                                                                      --------------        ---------------
                                                                             638,282                529,320
                                                                      --------------        ---------------

                EXPENSES
                     Cost of health care services................            322,199                258,188
                     Cost of medical supplies....................             79,422                 61,621
                     General and administrative expenses.........             81,410                 79,983
                     Provision for doubtful accounts.............             15,291                 11,094
                     Depreciation and amortization...............             55,152                 48,433
                     Research and development....................              1,319                    737
                     Interest expense, net, and related
                       financing costs...........................             53,080                 43,428
                                                                      --------------        ---------------
                                                                             607,873                503,484
                                                                      --------------        ---------------
                INCOME FROM CONTINUING OPERATIONS
                    BEFORE INCOME TAXES..........................             30,409                 25,836
                PROVISION FOR INCOME TAXES.......................             17,582                 14,940
                                                                      --------------        ---------------
                INCOME FROM CONTINUING OPERATIONS................     $       12,827        $        10,896
                                                                      --------------        ---------------

                DISCONTINUED OPERATIONS (NOTE 5)
                      Loss from discontinued operations, net of
                       income taxes..............................             (4,240)                  (155)

                      Loss on disposal of discontinued operations,
                       net of income tax benefit.................            (97,228)                     -
                                                                      --------------        ---------------
                      Loss from discontinued operations..........           (101,468)                  (155)
                                                                      --------------        ---------------

                NET INCOME (LOSS)................................     $      (88,641)       $        10,741
                                                                      ==============        ===============

                Basic and fully dilutive earnings per share
                   Continuing operations.........................     $         0.14        $         0.12
                   Discontinued operations.......................     $        (1.13)       $            -
                   Net Income....................................     $        (0.99)       $         0.12

     See accompanying Notes to Unaudited, Consolidated Financial Statements

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                ------------------------------------
                                                                      1998                1997
                                                                -----------------    ---------------

                NET REVENUES
                     Health care services..................... $    1,009,637        $       816,850
                     Medical supplies.........................        238,691                215,529
                                                               --------------        ---------------
                                                                    1,248,328              1,032,379
                                                               --------------        ---------------

                EXPENSES
                     Cost of health care services.............        623,399                498,165
                     Cost of medical supplies.................        162,359                145,158
                     General and administrative expenses......        167,163                139,209
                     Provision for doubtful accounts..........         33,879                 26,490
                     Depreciation and amortization............        109,447                 98,832
                     Research and development.................          1,808                  1,870
                     Interest expense, net, and related
                      financing costs.........................        100,179                 82,186
                                                               --------------        ---------------

                                                                    1,198,234                991,910
                                                               --------------        ---------------
                INCOME FROM CONTINUING OPERATIONS
                    BEFORE INCOME TAXES.......................         50,094                 40,469
                PROVISION FOR INCOME TAXES....................         27,544                 22,689
                                                               --------------        ---------------
                INCOME FROM CONTINUING OPERATIONS............. $       22,550        $        17,780
                                                               --------------        ---------------

                DISCONTINUED OPERATIONS (NOTE X)
                     Income (loss) from discontinued
                      operations, net of income taxes.........         (8,669)                 1,539

                     Loss on disposal of discontinued
                      operations,, net of income tax benefit..        (97,228)                    -
                                                               --------------        --------------
                Income (loss) from discontinued operations....       (105,897)                 1,539
                                                               --------------        ---------------

                NET INCOME (LOSS)............................. $      (83,347)       $        19,319
                                                               ==============-       ===============

                Basic and fully dilutive earnings per share
                   Continuing operations...................... $         0.25        $          0.19
                   Discontunued operations.................... $        (1.18)       $          0.02
                   Net Income................................. $        (0.93)       $          0.21


     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                    -------------------------------       --------------------------------
                                                        1998               1997              1998                1997
                                                    ------------       ------------       -----------        -------------
NET INCOME (LOSS)..........................         $   (88,641)       $      10,741      $   (83,347)       $      19,319
Other comprehensive income.................
   Foreign currency translation
    adjustments.............................                669               (6,054)           1,695               (6,270)
                                                    -----------        -------------      -----------        -------------
   Total other comprehensive income........                 669               (6,054)           1,695               (6,270)
                                                    -----------        -------------      -----------        -------------
COMPREHENSIVE INCOME.......................         $   (87,972)       $       4,687      $   (81,652)       $      13,049
                                                    ===========        =============      ===========        =============

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                           JUNE 30,        DECEMBER 31,
                                                            1998               1997
                                                        ------------       ------------
                                                         (UNAUDITED)
    ASSETS
    Current Assets:
         Cash and cash equivalents..................... $     10,066       $    12,437
         Accounts receivable, less allowances of
           $64,360 and $53,015.........................      182,698           251,779
         Inventories ..................................      165,309           137,784
         Deferred income taxes.........................      105,158            94,905
         Other current assets..........................       67,814            79,264
         Net accounts receivable from affiliates.......       25,087            20,961
         Income taxes receivable.......................       50,803             8,405
         Net assets of discontinued operations.........      257,653           370,676
                                                        ------------       -----------
              Total Current Assets.....................      864,588           976,211
                                                        ------------       -----------

    Properties and equipment, net......................      473,714           505,844
                                                        ------------       -----------
    Other Assets:
         Excess of cost over the fair value of net
          assets acquired and other intangible assets,
          net of accumulated amortization of $221,067
          and $152,411.................................    3,349,539         3,264,264
         Other assets and deferred charges.............       46,020            37,625
                                                        ------------       -----------
              Total Other Assets.......................    3,395,559         3,301,889
                                                        ------------       -----------
    Total Assets....................................... $  4,733,861       $ 4,783,944
                                                        ============       ===========

    LIABILITIES AND EQUITY

    Current Liabilities:
         Current portion of long-term debt and
          capitalized lease obligations................ $      9,381       $    18,599

         Accounts payable..............................      100,626           119,024
         Accrued liabilities...........................      333,566           332,908
                                                        ------------       -----------
              Total Current Liabilities................      443,573           470,531
    Long-term debt.....................................    1,137,262         1,613,657
    Non-current borrowings from affiliates.............    1,008,936           510,498
    Capitalized lease obligations......................        4,732             7,968
    Deferred income taxes..............................      128,863           129,941
    Other liabilities..................................       29,355            25,718
                                                        ------------       -----------
              Total Liabilities........................    2,752,721         2,758,313
                                                        ------------       -----------

    Equity:
       Preferred stocks, $100 par value................        7,412             7,412
       Preferred stocks, $.10 par value ...............        8,906             8,906
       Common stocks, $1 par value; 300,000,000
        shares authorized; outstanding 90,000,000......       90,000            90,000
       Paid in capital.................................    2,020,006         1,978,764
       Retained earnings (deficit).....................     (144,798)          (57,370)
       Accumulated comprehensive income................         (386)           (2,081)
                                                        ------------       -----------
            Total Equity...............................    1,981,140         2,025,631
                                                        ------------       -----------
    Total Liabilities and Equity....................... $  4,733,861       $ 4,783,944
                                                        ============       ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                            ------------------------------------
Cash Flows from Operating Activities:                            1998                 1997
                                                            ------------          --------------
     Net (loss) income..................................... $   (83,347)           $      19,319
     Adjustments to reconcile net earnings to net cash
      from Operating activities:
          Depreciation and amortization....................     109,447                   98,832
          Loss (income) from discontinued operations.......       8,669                   (1,539)
          Loss on disposition of businesses................      97,228                       --
          Provision for doubtful accounts..................      33,879                   26,490
          Benefit of deferred income taxes.................     (23,301)                  (3,632)
          (Loss)/gain on disposal of properties and
            equipment......................................          12                      455
     Changes in operating assets and liabilities, net of
      effects of purchase acquisitions and foreign exchange:
          (Increase) in accounts receivable................     (85,957)                 (39,068)
          (Increase) decrease in inventories...............     (26,377)                   1,802
          Decrease (increase) in other current assets......      13,652                   (5,761)
          (Increase) in other assets and deferred charges..     (10,615)                  (5,297)
          (Decrease) in accounts payable...................     (18,557)                  (8,503)
          Increase (decrease) in accrued income taxes......      61,976                   (5,728)
          (Decrease) in accrued liabilities................     (41,295)                 (12,985)
          Increase (decrease) in other long-term
           liabilities.....................................       3,637                   (8,643)
          Net changes due to/from affiliates...............      (4,129)                   7,148
          Other, net.......................................      20,860                       87
                                                            -----------            -------------
     Net cash provided by operating activities of
      continued operations.................................      55,782                   62,977
                                                            -----------            -------------
     Net cash used in operating activities of
      discontinued operations..............................       1,486                  (27,762)
                                                            -----------            -------------
     Net cash provided by operating activities.............      57,268                   35,215
                                                            -----------            -------------

Cash Flows from Investing Activities:
          Capital expenditures.............................     (39,712)                 (66,404)
          Payments for acquisitions, net of cash acquired..    (126,913)                (231,475)
                                                            ------------           -------------

     Net cash used in investing activities of continued
       operations.........................................      (166,625)               (297,879)
                                                            ------------           -------------
     Net cash used in investing activities of
        discontinued operations ...........................        (419)                  (9,711)
                                                            -----------            -------------
     Net cash used in investing activities.................    (167,044)                (307,590)
                                                            ------------           -------------

Cash Flows from Financing Activities:
     Increase in borrowings from affiliates................     472,868                   56,809
     Cash dividends paid...................................        (260)                    (260)
     Proceeds on issuance of debt..........................      17,091                  265,828
     Proceeds from receivable financing facility ..........     125,000                    7,500
     Payments on debt and capitalized leases...............    (505,937)                 (49,095)
     Transfer of International operations..................        (168)                      --
     Other net.............................................        (448)                   2,955
                                                            -----------            -------------
     Net cash provided by financing activities of
       continued operations................................     108,146                  283,737
                                                            -----------            -------------
     Net cash used in financing activities of
      discontinued operations..............................      (2,515)                  (2,238)
                                                            -----------            -------------
     Net cash provided by financing activities.............     105,631                  281,499
                                                            -----------            -------------
Effects of changes in foreign exchange rates...............       1,774                   (6,249)
                                                            -----------            -------------
Change in cash and cash equivalents........................      (2,371)                   2,875
Cash and cash equivalents at beginning of period...........      12,437                   20,266
                                                            -----------            -------------
Cash and cash equivalents at end of period................. $    10,066            $      23,141
                                                            ===========            =============

Supplemental disclosures of cash flow information: Cash
  paid during the period for:
     Interest.............................................. $    69,300            $      60,684
     Income taxes (received)/paid, net.....................     (12,141)                  31,704

Details for Acquisitions:
     Assets acquired.......................................     154,858                  283,648
     Liabilities assumed...................................       2,375                   17,426
     Advances from affiliates..............................      41,805                        0
     Contributed capital from FMC AG                                 --                   34,425
     Payments on prior year advances from affiliates             16,235                       --
                                                            -----------            -------------
     Cash paid.............................................     126,913                  231,797
     Less cash acquired....................................          --                      322
                                                            -----------            -------------
     Net cash paid for acquisitions........................ $   126,913            $     231,475
                                                            ===========            =============


     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATD SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY, AND BASIS OF PRESENTATION

THE COMPANY

     Fresenius Medical Care Holdings, Inc. a New York corporation ("FMCH or the "Company"), is a subsidiary of Fresenius Medical Care AG, a German corporation. ("Fresenius Medical Care" or "FMC"). The Company conducts its operations through three principal subsidiaries, National Medical Care, Inc., a Delaware Corporation ("NMC") Fresenius USA, Inc., a Massachusetts corporation ("FUSA") and SRC Holding Company, Inc., a Delaware corporation.

     The Company is primarily engaged in (i) providing kidney dialysis services, clinical laboratory testing and renal diagnostic services and (ii) manufacturing and distributing products and equipment for dialysis treatment.

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at June 30, 1998 and 1997 and for the three month and six month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1997 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1998.

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

NOTE 2. INVENTORIES

                                                      JUNE 30,      DECEMBER 31,
                                                        1998            1997
                                                      --------      ------------
Inventories:
  Raw materials.....................................  $ 33,740        $ 37,782
  Manufactured goods in process.....................    21,627          14,074
  Manufactured and purchased inventory
   available for sale...............................    85,392          63,709
                                                      --------        --------
                                                       140,759         115,565
   Health care supplies.............................    24,550          22,219
                                                      --------        --------
       Total........................................  $165,309        $137,784
                                                      ========        ========

NOTE 3. DEBT

    Long-term debt to outside parties consists of:

                                                       JUNE 30,     DECEMBER 31,
                                                         1998           1997
                                                      ----------    ------------
Credit Agreement...................................   $1,122,400      1,613,300
Third-party debt, primarily bank borrowings at
 various interest rates (3% - 14%) with various
  maturities.......................................       17,810         12,476
                                                      ----------     ----------
                                                       1,140,210      1,625,776
Less amounts classified as current.................        2,948         12,119
                                                      ----------     ----------
                                                      $1,137,262     $1,613,657
                                                      ==========     ==========

     On February 27, 1998, FMCH increased its existing receivable financing facility with NationsBank to $331,000 from $204,000. As of June 30, 1998, proceeds of $325,000 have been drawn down under the NationsBank financing facility.

NOTE 4.  INTERNATIONAL OPERATIONS

     Effective January 1, 1998, FMCH transferred legal ownership of substantially all of its international operations to FMC. This transfer was accounted for on the cost basis since the international subsidiaries remain under control of a common parent. The consolidated financial statements in this report at June 30, 1998 and for the three month and six month interim periods then ended do not include the operating results and cash flows of the international operations which were transferred. The consolidated financial statements at June 30, 1997 and for the three month and six month interim periods then ended have been restated to exclude operating results and cash flows of the international operations and to conform to the current period presentation. Total international assets of $261,820 and liabilities of $335,110, which included $261,991 of intercompany obligations were transferred at December 31, 1997.

     The following table shows the restatement to net revenues and net earnings for continuing operations for the prior periods:

                                   SIX MONTHS      TWELVE MONTHS    THREE MONTHS
                                      ENDED            ENDED           ENDED
                                  JUNE 30, 1997  DECEMBER 31, 1997  DECEMBER 31,
                                  -------------  -----------------  ------------
Net Revenues
  Consolidated FMCH.............   $1,118,793       $2,621,300         $630,566
  Less International Transfer...       86,414          172,415           43,838
                                   ----------       ----------         --------
  Restated FMCH.................   $1,032,379       $2,448,885         $586,728
                                   ==========       ==========         ========
Net Earnings/(deficit)
  Consolidated FMCH.............   $   17,171       $   20,923         $  6,046
  Less International Transfer...       (2,148)             786              715
                                   -----------      ----------         --------
  Restated FMCH.................   $   19,319       $   20,137         $  5,331
                                   ==========       ==========         ========
Restated basic and fully
  diluted earnings per share....   $     0.21       $     0.22         $   0.06

   The following table shows the restatement to the previously reported December 31, 1997 stockholders equity and earnings per share:

                                                         LESS
                                   CONSOLIDATED     INTERNATIONAL      RESTATED
                                       FMCH            TRANSFER          FMCH
                                   ------------     -------------     ----------

Net Equity......................    $1,968,979        $(56,652)       $2,025,631


NOTE 5.  DISCONTINUED OPERATIONS

     Effective June 1, 1998, the Company classified its Homecare and Non Renal Diagnostic Services divisions as discontinued operations. The Company disposed of its Non Renal Diagnostic Services division and its Homecare division on respectively, June 26, 1998 and July 29, 1998. The Company has recorded a net after tax loss of $97 million on sale of these businesses. The net loss on the disposal of these businesses and their results of operations have been accounted for as discontinued operations, and accordingly, prior year results have been restated. The remaining assets and liabilities of these discontinued operations at the balance sheet date have been classified in the consolidated balance sheet as Net Assets of Discontinued Operations. Included in net assets of discontinued operations is approximately $150 million of IDPN receivables. These assets have not been sold and will remain classified as discontinued operations until they have been settled.

Operating results and net assets of discontinued operations are presented below:

     Discontinued Operations - Results of Operations

     The revenues and results of operations of the discontinued operations of Homecare and Non Renal Diagnostics divisions were as follows:


                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30                 JUNE 30,
                                                    ---------------------   ---------------------
                                                       1998        1997        1998        1997
                                                    ----------   --------   ----------   --------
 NET REVENUES...................................... $  59,022    $70,969    $ 120,940    $151,125
                                                    ---------    -------    ---------    --------

 Income (loss) from operations before income
  tax benefit......................................    (7,221)      (555)     (14,212)      2,225
 Income tax (benefit)/expense......................    (2,981)      (400)      (5,543)        686
                                                    ---------    -------    ---------    --------
 Income (loss) from operations.....................    (4,240)      (155)      (8,669)      1,539
                                                    ---------    -------    ---------    --------

 Loss on disposal before income tax benefit........  (140,000)        --     (140,000)         --
 Income tax benefit................................   (42,772)        --      (42,772)         --
                                                    ---------    -------    ---------    --------
 Loss on disposal..................................   (97,228)        --      (97,228)         --
                                                    ---------    -------    ---------    --------

 Total Income (loss) on discontinued operations....  (101,468)      (155)    (105,897)      1,539
                                                    =========    =======    =========    ========



     Discontinued Operations - Consolidated Balance Sheet

     The net assets, excluding intercompany assets, of the discontinued operations of the Homecare and Non Renal Diagnostic Services divisions, included in the consolidated balance sheet at June 30,1998 are as follows:


                                              Total

Current assets...........................   $274,987
Properties & equipment, net..............     30,327
Other assets.............................        549
                                            --------
   Total Assets..........................   $305,863
                                            ========

Current liabilities......................     47,963
Other liabilities........................        247
                                            --------
   Total Liabilities.....................     48,210
                                            ========

   Net assets............................   $257,653(1)
                                            ========


(1) Classified as noncurrent asset on consolidated balance sheet

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     Contingent Non-NMC Liabilities of Grace New York (Now Known as Fresenius Medical Care Holdings, Inc.)

     The Company, formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA"), was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG (the "Merger"). In connection with the Merger, W. R. Grace & Co. - Conn. ("Grace Chemicals") has agreed to indemnify the Company and NMC against all liabilities of the Company and its successors, whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC operations. After the Merger the Company will remain contingently liable for certain liabilities with respect to pre-Merger matters that are not related to NMC operations. The Company believes that in view of the nature of the non-NMC liabilities and the expected impact of the Merger on Grace Chemicals' financial position, the risk of significant loss from non-NMC liabilities is remote.

     Were events to violate the tax-free nature of the Merger, the resulting tax liability would be the obligation of the Company. Subject to representations by Grace Chemicals, the Company, and Fresenius AG, Grace Chemicals has agreed to indemnify the Company for such a tax liability. Were the Company not able to collect on the indemnity, the tax liability would have a material adverse effect on the Company's business, the financial condition of the Company and the results of operations.

LEGAL PROCEEDINGS

     Government Investigations

     OIG INVESTIGATIVE SUBPOENAS

     In October 1995, NMC received five investigative subpoenas from the Office of the Inspector General ("OIG") of the Department of Health and Human Services. The subpoenas were issued in connection with an investigation being conducted by the OIG, the U.S. Attorney for the District of Massachusetts and others concerning possible violations of federal laws, including the anti-kickback statutes and the False Claims Act (the "OIG Investigation"). The subpoenas call for extensive document production relating to various aspects of NMC's business.

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

     The OIG Investigation covers the following areas: (a) NMC's dialysis services business ("DSD"), principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare ESRD program, its billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) NMC's LifeChem laboratory subsidiary's ("LifeChem") business, including documents relating to testing procedures, marketing, customers, competition and certain overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, and a 1997 review of dialysis facilities' standing orders; and (d) NMC's homecare division ("Homecare") and, in particular, information concerning intradialytic parenteral nutrition ("IDPN") billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

     The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the U.S. Federal False Claims Act (the "False Claims Act") and other federal and state statutes and regulations applicable to NMC's business can be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, there can be no assurance that the federal government and/or one or more state agencies will not claim that NMC has violated statutory or regulatory provisions. Additionally, eight and possibly other qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

     DIAGNOSTICS SUBPOENA

     In October 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc., ("DSI") both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and is making extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time. The Company recently divested its Non Renal Diagnostic business. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Divestitures."

     MEDICAL DIRECTOR COMPENSATION

     The government is investigating whether DSD's compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statutes, rather than payment for services rendered. DSD compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by NMC's Medical Products Group ("MPG") on products purchased by the Medical Director's facility from MPG and (until January 1, 1992) a portion of the profit earned by LifeChem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

     To comply with provisions of OBRA 93 (as hereafter defined) known as "Stark II" if Designated Health Services (as defined in Stark II) are involved, Medical Director compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties. Since January 1, 1995, DSD has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark
II. In renegotiating its Medical Director compensation arrangements in connection with Stark II, DSD took and continues to take account of the compensation levels paid to its Medical Directors in prior years.

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

     CREDIT BALANCES

     In the ordinary course of business, Medicare providers like DSD receive overpayments from Medicare intermediaries for services that they provide to Medicare patients. Medicare intermediaries commonly direct such providers to notify them of the overpayment and not remit such amounts to the intermediary by check or otherwise unless specifically requested to do so. In 1992, the Health Care Financing Administration ("HCFA") adopted a regulation requiring certain Medicare providers, including dialysis centers, to file a quarterly form listing unrecouped overpayments with the Medicare intermediary responsible for reimbursing the provider. The first such filing was required to be made as of June 30, 1992 for the period beginning with the initial date that the provider participated in the Medicare program and ending on June 30, 1992.

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

     The government is also investigating whether DSD failed to disclose Medicare overpayments that resulted from DSD's obligation to rebill commercial payors for amounts originally billed to Medicare under HCFA's initial implementation of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") amendments to the secondary payor provisions of the Medicare Act. DSD experienced delays in reporting a material amount of overpayments after the implementation of the OBRA 93 amendments. NMC asserts that most of these delays were the result of the substantial administrative burdens placed on DSD as a consequence of the changing and inconsistent instructions issued by HCFA with respect to the OBRA 93 amendments and were not intentional. Substantially all overpayments resulting from the rebilling effort associated with the OBRA 93 amendments have now been reported. Procedures are in place that are designed to ensure that subsequent overpayments resulting from the OBRA 93 amendments will be reported on a timely basis.

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

     Capitation for routine tests and panel design. In October 1994, the OIG issued a special fraud alert in which it stated its view that the industry practice of offering to perform or performing the routine tests covered by the composite rate payment method (the "Composite Rate") at a price below fair market value, coupled with an agreement by a dialysis center to refer all or most of its non-Composite Rate tests to the laboratory, violates the anti-kickback statutes. In response to this alert, LifeChem changed its practices with respect to testing covered by the Composite Rate to increase the amount charged to both DSD and third-party dialysis centers and reduce the number of tests provided for the fixed rate. The government is investigating LifeChem's practices with respect to these tests.

     Benefits provided to dialysis centers and persons associated with dialysis centers. The government is investigating whether DSD or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use LifeChem services. Such benefits could include, for example, discounts on Renal Products Division ("RPD") supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, and the provision of research grants. NMC has identified certain instances in which benefits were provided to MPG customers who purchased medical products from RPD and used LifeChem's laboratory services. The government may claim that the provision of such benefits violates, among other things, the anti-kickback statutes.

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

     Utilization of IDPN. Since 1984, when HCFA determined that Medicare should cover IDPN and other parenteral nutrition therapies, NMC has been an industry leader in identifying situations in which IDPN therapy is beneficial to end-stage renal disease ("ESRD") patients. It is the policy of Homecare to seek Medicare reimbursement for IDPN therapy only when it is prescribed by a patient's treating physician and when it believes that the circumstances satisfy the requirements published by HCFA and its carrier agents. Prior to 1994, HCFA and its carriers approved for payment more than 90% of the IDPN claims submitted by Homecare. After 1993, the rate of approval for Medicare reimbursement for IDPN claims submitted by Homecare for new patients and by the infusion industry in general, fell to approximately 9%. NMC contends that the reduction in rates of approval occurred because HCFA and its carriers implemented an unauthorized change in coverage policy without giving notice to providers. While NMC continued to offer IDPN to patients pursuant to the prescription of the patients' treating physicians and to submit claims for Medicare reimbursement when it believed the requirements stated in HCFA's published regulations were satisfied, other providers responded to the drop in the approval rate for new Medicare IDPN patients by abandoning the Medicare IDPN business, cutting back on the number of Medicare patients to whom they provide IDPN, or declining to add new Medicare patients. The number of patients to whom NMC provided IDPN increased as a result.

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

     QUI TAM ACTIONS

     The Company and NMC have become aware that eight qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective U.S. Securities and Exchange Commission (the "SEC" or the "Commission") and New York Stock Exchange ("NYSE") periodically required filings.

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

     The fourth qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in May 1995 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax violated the False Claims Act in connection with its submission of claims to the Medicare program for diagnostic tests and induced overutilization of such tests in the medical community through improper marketing practices also in violation of the False Claims Act.

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

     As a result of discussions with representatives of the United States in connection with the OIG Investigation, certain agreements (the "OIG Agreements") have been entered into to guarantee the payment of any obligations of NMC to the United States (an "Obligation") relating to or arising out of the OIG Investigation and the qui tam action filed in the Southern District of Florida (the "Government Claims"). For the purposes of the OIG Agreements, an Obligation is (a) a liability or obligation of NMC to the United States in respect of a Government Claim pursuant to a court order (i) which is final and nonappealable or (ii) the enforcement of which has not been stayed pending appeal or (b) a liability or obligation agreed to be an Obligation in a settlement agreement executed by Fresenius Medical Care, the Company or NMC, on the one hand, and the United States, on the other hand. As stated elsewhere herein, the outcome of the OIG Investigation cannot be predicted. The entering into of the OIG Agreements is not an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability, if any, which may result therefrom.

     Pursuant to the OIG Agreements, upon consummation of the Merger, Fresenius Medical Care, the Company and NMC provided the United States with a joint and several unconditional guarantee of payment when due of all Obligations (the "Primary Guarantee"). As credit support for this guarantee, NMC delivered an irrevocable standby letter of credit in the amount of $150 million. The United

States will return such letter of credit (or any renewal or replacement) for cancellation when all Obligations have been paid in full or it is determined that NMC has no liability in respect of the Government Claims. Under the terms of the Merger, any potential resulting monetary liability has been retained by NMC, and the Company has indemnified Grace Chemicals against all potential liability arising from or relating to the OIG Investigation.

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

     The foregoing describes the material terms of the OIG Agreements, copies of which were previously filed with the Commission and copies of which may be examined without charge at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W. Washington, D.C. 20549, and at the Regional Offices of the Commission located at Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661-2551 and Room 1300, 7 World Trade Center, New York, New York 10048. Copies of such material will also be made available by mail from the Public Reference Branch of the Commission at 450 Fifth Street, N.W. Washington, D.C. 20549, at prescribed rates. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such agreements.

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

     If NMC is unable to collect its IDPN receivable or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, the Company's business, financial condition and results of operations could be materially adversely affected.

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

    This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of FMCH, government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this Item 2 and in Management's Discussion and Analysis of Financial Condition and Results of Operation in FMCH's 1997
Form 10-K and in FMCH's reports filed from time to time with the Commission, could cause FMCH's results to differ materially from the results that have been or may be projected by or on behalf of FMCH.


OVERVIEW

    FMCH is primarily engaged in (a) providing kidney dialysis services, clinical laboratory testing and renal diagnostic services and (b) manufacturing and distributing products and equipment for dialysis treatment. Throughout FMCH's history, a significant portion of FMCH's growth has resulted from the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

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

RESULTS OF OPERATIONS
    The following table summarizes certain unaudited operating results of FMCH by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services. This information has been reorganized and prior periods have been reclassified to conform with the business unit report of FMC. The information is also broken out between continued and discontinued operations.

                                                       (Dollars in Millions)
                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               ------------------    ------------------
                                               1998          1997     1998       1997
                                               -----        -----    ------     -------
NET REVENUES
   Dialysis Services........................   $ 529        $429     $1,027     $  838
   Dialysis Products........................     170         161        342        312
   Intercompany Eliminations................     (61)        (61)      (121)      (118)
                                               -----        ----     ------     ------
Total Net Revenues..........................   $ 638        $529     $1,248     $1,032
                                               =====        ====     ======     ======

Operating Earnings:
   Dialysis Services........................   $  85        $ 62     $  159     $  123
   Dialysis Products........................      25          22         46         40
                                               -----        ----     ------     ------
Total Operating Earnings....................     110          84        205        163
                                               -----        ----     ------     ------

Other Expenses:
   General Corporate........................   $  26        $ 13     $   53     $   37
   Research & Development...................       1           1          2          2
   Interest Expense, Net....................      53          44        100         83
                                               -----        ----     ------     ------
Total Other Expenses........................      80          58        155        122
                                               -----        ----     ------     ------

Earnings Before Income Taxes - Continuing
   Operations...............................      30          26         50         41
Provision for Income Taxes..................      17          15         27         23
                                               -----        ----     ------     ------
Net Earnings - Continuing Operations........   $  13        $ 11     $   23     $   18
                                               =====        ====     ======     ======

Discontinued Operations:
    Net Revenues............................   $  59        $ 71     $  121     $  151

    Income (Loss) before income taxes.......      (7)          0        (14)         2
    (Benefit)/provision for Income Taxes....      (3)          0         (5)         1
                                               -----        ----     ------     ------
    Income (Loss) from Operations...........      (4)          0         (9)         1
                                               -----        ----     ------     ------

Loss on Disposal before Income Taxes........    (140)          0       (140)         0
Income Tax Benefit..........................     (43)          0        (43)         0
                                               -----        ----     ------     ------
Loss on Disposal ...........................     (97)          0        (97)         0
                                               -----        ----     ------     ------

Total Income/Loss on Discontinued
    Operations..............................   $(101)       $  0     $ (106)    $    1
                                               =====        ====     ======     ======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net revenues from continuing operations for the second quarter of 1998 increased by 21% ($109 million) over the comparable period of 1997. Net earnings from continuing operations for the second quarter of 1998 increased 18%
($2 million) over the comparable period of 1997 as a result of increased operating earnings partially offset by higher interest expenses and increased general corporate expenses.

     DIALYSIS SERVICES.

     Dialysis Services net revenues for the second quarter of 1998 increased by 23% ($100 million) over the comparable period of 1997, primarily as a result of a 17% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, higher EPO utilization as a result of the anemia management program, and increased laboratory testing revenues. The treatment increase was the result of base business growth and the impact of 1997 and 1998 acquisitions. The laboratory testing revenue increases were primarily due to the full three month revenue impact of Spectra Laboratories, acquired by FMCH in June 1997.

     Dialysis Services operating earnings for the second quarter of 1998 increased by 37% ($23 million) over the comparable period of 1997 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization.

     DIALYSIS PRODUCTS.

     Dialysis Products net revenues for the second quarter of 1998 increased by 6% ($9 million) over the comparable period of 1997. This is due to increased sales of dialyzers ($6 million), concentrates ($2 million), and machines
($1 million).

     Dialysis Products operating earnings for the second quarter of 1998 increased by 14% ($3 million) over the comparable period of 1997. This is primarily due to improvements in gross margin resulting from manufacturing efficiencies from increased production volume.

     OTHER EXPENSES.

     FMCH's other expenses for the second quarter of 1998 increased by 38% ($22 million) over the comparable period of 1997. General corporate expenses increased by $13 million primarily due to a reduction in foreign exchange gains ($6 million) and increased insurance and legal expenses ($6 million). Research and development expenses for the second quarter of 1998 were essentially the same as the comparable period of 1997. Interest expense for the second quarter of 1998 increased by $9 million over the comparable period of 1997 mainly due to an increase in debt to finance acquisitions.

     INCOME TAX RATE.

     The effective tax rate from continuing operations for the second quarter 1998 (57.8%) is similar to the rate for the comparable period of 1997 (57.8%).

     DISCONTINUED OPERATIONS

     On June 1, 1998, the Company classified its Homecare and Non Renal Diagnostic Services divisions as discontinued operations. The Company sold its Non Renal Diagnostic Services division and its Homecare division on, respectively, June 26, 1998 and July 29, 1998. A net after tax loss of $97 million has been recorded on the sale of these segments. Homecare/ Diagnostics revenues for the second quarter of 1998 were $59 million with a net after tax loss of $4 million. See "Liquidity and Capital Resources -- Divestitures."

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net revenues from continuing operations for the first six months of 1998 increased by 21% ($216 million) over the comparable period of 1997. Net earnings from continuing operations for the first six months of 1998 increased 28%
($5 million) over the comparable period of 1997 as a result of increased operating earnings partially offset by higher interest expenses and increased general corporate expenses.

     DIALYSIS SERVICES.

     Dialysis Services net revenues for the first six months of 1998 increased by 23% ($189 million) over the comparable period of 1997, primarily as a result of a 18% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, higher EPO utilization as a result of the anemia management program, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1997 and 1998 acquisitions. The laboratory testing revenue increases were primarily due to the full six month revenue impact of Spectra Laboratories acquired by FMCH in June 1997.

     Dialysis Services operating earnings for the first six months of 1998 increased by 29% ($36 million) over the comparable period of 1997 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization.

     DIALYSIS PRODUCTS.

     Dialysis Products net revenues for the first six months of 1998 increased by 10% ($30 million) over the comparable period of 1997. This is due to increased sales of dialyzers ($11 million), concentrates ($6 million), peritoneal products ($3 million), machines ($4 million), bloodlines
($2 million), and other products ($4 million).

     Dialysis Products operating earnings for the first six months of 1998 increased by 15% ($6 million) over the comparable period of 1997. This is primarily due to improvements in gross margin resulting from manufacturing efficiencies from increased production volume.

     OTHER EXPENSES.

     FMCH's other expenses for the first six months of 1998 increased by 27% ($33 million) over the comparable period of 1997. General corporate expenses increased by $16 million primarily due to a reduction in foreign exchange gains ($9 million), and increased insurance and legal expenses ($6 million). Research and development expenses for the first six months of 1998 were essentially the same as the comparable period of 1997. Interest expense for the first six months of 1998 increased by $17 million over the comparable period of 1997 mainly due to an increase in debt to finance acquisitions.

     INCOME TAX RATE.

     The effective tax rate from continuing operations for the first six months of 1998 (55.0%) is similar to the rate for the comparable period of 1997 (56.1%).

     DISCONTINUED OPERATIONS

     On June 1, 1998, the Company classified its Homecare and Non Renal Diagnostic Services divisions as discontinued operations. The Company sold its Non Renal Diagnostic Services division and its Homecare division on, respectively, June 26, 1998 and July 29, 1998. The discontinued operations revenues for Homecare/Diagnostic Services were $121 million for the first six months of 1998 with a net after tax loss of $9 million.

LIQUIDITY AND CAPITAL RESOURCES

    FMCH made acquisitions of net assets totaling $152 million (including
$42 million issuance of investment securities) and $267 million, during the first six months of 1998 and 1997, respectively. FMCH made capital expenditures for internal expansion, improvements, new furnishings and equipment of $40 million and $66 million during the first six months of 1998 and 1997, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital-based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. FMCH may also make other strategic acquisitions in the future.

    FMCH also requires capital resources for working capital purposes. FMCH had a use of cash for increases in accounts receivable, excluding the increase in the accounts receivable financing facility, of $86 million and $39 million during the first six months of 1998 and 1997, respectively. The increases in accounts receivable reflect growth in FMCH's business operations and, beginning in 1994, the sharp reduction in IDPN claims approved for payment.

    During the first six months of 1998, FMCH funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt and the proceeds from the receivable financing facility. In addition, acquisitions were also funded through issuance of investment securities by a Luxemborg subsidiary ("FMC Finance"), of Fresenius Medical Care AG ("FMC). An intercompany payable ($42 million) has been established between FMC Finance and FMCH. During the first six months of 1998, FMCH increased borrowings from affiliates ($457 million), which were used primarily in connection with repayment of external debt.

    Effective July 1, 1995, FMCH ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. FMCH began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, FMCH may be able to rebill such services to third-party payors and, as a result, FMCH's future results of operations and financial position would be favorably affected by the incremental revenue that FMCH would recognize. For further discussion see Note 15, Commitments and Contingencies," Omnibus Budget Reconciliation Act of 1993".

    On February 27, 1998, FMCH increased its existing accounts receivable financing facility with NationsBank to $331 million. As of June 30, 1998, proceeds of $325 million have been drawn down under the NationsBank agreement, an increase of $125 million from December 31, 1997.

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

DIVESTITURES

    FMCH recently completed the sale of its Non Renal Diagnostic and Homecare businesses. The combined proceeds of the sales were approximately $100 million in cash and notes.

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

NEW PRONOUCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As discussed in greater detail below, most aspects of NMC's U.S. businesses are the subject of criminal or civil investigations by several federal agencies and authorities, the outcome of which cannot be predicted. If the government were successfully to pursue claims arising from any of these investigations, NMC or one or more of its subsidiaries could be subject to civil or criminal penalties, including substantial fines, suspension of payments or exclusion from the Medicare and Medicaid programs as well as other federal health care benefit programs, which provide over 60% of NMC's revenues. In addition, NMC could be required to change billing or other practices which could adversely affect NMC's revenues. In addition, as discussed below, NMC has become aware that it is the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the government investigations, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. In the process of unsealing federal whistleblower complaints, it is not unusual for courts to allow the government to inform the Company and its counsel of a complaint prior to the time the Company may be legally permitted to disclose it to the public. NMC may be the subject of other "whistleblower" actions not known to the Company. Fresenius Medical Care and FMCH have guaranteed NMC's obligations relating to or arising out of the OIG Investigation and the qui tam proceedings, and indemnified Grace Chemicals for any such liabilities.

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

         OVERPAYMENTS FOR HOME DIALYSIS SERVICES

         NMC acquired HIC, an in-center and home dialysis service provider, in 1993. At the time of the acquisition, HIC was the subject of a claim by HCFA that HIC had received payments for home dialysis services in excess of the Medicare reasonable charge for services rendered prior to February 1, 1990. NMC settled the HCFA claim against HIC in 1994. The government is investigating whether the settlement concerning the alleged overpayments made to HIC resolved all issues relating to such alleged overpayments. The government is also investigating whether HDS received payments similar to the payments that HIC received, and whether HDS improperly billed for home dialysis services in excess of the monthly cost cap for services rendered on or after February 1, 1990. The government is investigating whether NMC was overpaid for services rendered. NMC asserts that the billings by HDS were proper, but there can be no assurance that the government will accept NMC's view.

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

         "Hang fees" and other payments. IDPN therapy is typically provided to the patient during dialysis by personnel employed by the dialysis center treating the patient with supplies provided and billed to Medicare by Homecare in accordance with the Medicare parenteral nutrition supplier rules. In order to compensate dialysis centers for the costs incurred in administering IDPN therapy and monitoring the patient during therapy, Homecare followed the practice common in the industry of paying a "hang fee" to the center. Dialysis centers are responsible for reporting such fees to HCFA on their cost reports. For DSD dialysis centers, the fee was $30 per administration, based upon internal DSD cost calculations For third-party dialysis centers, the fee was negotiated with each center, typically pursuant to a written contract, and ranged from $15 to $65 per administration. NMC has identified instances in which other payments and amounts beyond that reflected in a contract were paid to these third-party centers. NMC has stopped paying "hang fees" to both DSD and third-party facilities.

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

         The fourth qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in May 1995 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax violated the False Claims Act in connection with its submission of claims to the Medicare program for diagnostic tests and induced overutilization of such tests in the medical community through improper marketing practices also in violation of the False Claims Act.

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

         OIG AGREEMENTS

         As a result of discussions with representatives of the United States in connection with the OIG Investigation, certain agreements (the "OIG Agreements") have been entered into to guarantee the payment of any obligations of NMC to the United States (an "Obligation") relating to or arising out of the OIG Investigation and the qui tam action filed in the Southern District of Florida (the "Government Claims"). For the purposes of the OIG Agreements, an Obligation is (a) a liability or obligation of NMC to the United States in respect of a Government Claim pursuant to a court order (i) which is final and nonappealable or (ii) the enforcement of which has not been stayed pending appeal or (b) a liability or obligation agreed to be an Obligation in a settlement agreement executed by Fresenius Medical Care, the Company or NMC, on the one hand, and the United States, on the other hand. As stated elsewhere herein, the outcome of the OIG Investigation cannot be predicted. The entering into of the OIG Agreements is not an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability, if any, which may result therefrom.

         Pursuant to the OIG Agreements, upon consummation of the Merger, Fresenius Medical Care, the Company and NMC provided the United States with a joint and several unconditional guarantee of payment when due of all Obligations (the "Primary Guarantee"). As credit support for this guarantee, NMC delivered an irrevocable standby letter of credit in the amount of $150 million. The United States will return such letter of credit (or any renewal or replacement) for cancellation when all Obligations have been paid in full or it is determined that NMC has no liability in respect of the Government Claims. Under the terms of the Merger, any potential resulting monetary liability has been retained by NMC, and the Company has indemnified Grace Chemicals against all potential liability arising from or relating to the OIG Investigation.

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

         The foregoing describes the material terms of the OIG Agreements, copies of which were previously filed with the Commission and copies of which may be examined without charge at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W. Washington, D.C. 20549, and at the Regional Offices of the Commission located at Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661-2551 and Room 1300, 7 World Trade Center, New York, New York 10048. Copies of such material will also be made available by mail from the Public Reference Branch of the Commission at 450 Fifth Street, N.W. Washington, D.C. 20549, at prescribed rates. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such agreements.

         DIAGNOSTICS SUBPOENA

         In October 1996, Biotrax and NMC Diagnostics, Inc., both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and is making extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time. The Company recently divested its non renal diagnostics business. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Divestitures."

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

         DISTRICT OF NEW JERSEY INVESTIGATION

         NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have been attempting to further narrow the issues with respect to which the government has previously expressed concerns in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

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

         COMMERCIAL INSURER LITIGATION

         In December 1997, the Company, NMC, and certain named NMC subsidiaries, as well as Grace Chemicals, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The complaint seeks unspecified damages and costs. Grace Chemicals has sought indemnification from the Company pursuant to the terms of an indemnification agreement between Grace Chemicals and the Company for any liability, costs and expenses that Grace may incur as a result of the lawsuit. The Company has moved to dismiss the complaint on the grounds that it does not state a claim against the Company, NMC or their affiliates. This action is at an early stage and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to vigorously defend the lawsuit. It is also possible that one or more other private payors may claim that NMC received excess payments and similarly, may seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         In April 1996, the Company (then called W.R. Grace & Co.) received a formal order of investigation issued by the Commission directing an investigation into, among other things, whether Grace violated the federal securities laws by filing periodic reports with the Commission that contained false and misleading financial information. Pursuant to this formal order of investigation, the Company has produced documents pursuant to subpoenas from the Southeast Regional Office of the Commission relating to reserves (net of applicable taxes) established by the Company and NMC during the period from January 1, 1990 to the date of the subpoena (the "Covered Period") and certain corporate records and personnel material. The Company believes that all financial statements filed by the Company with the Commission during the Covered Period, including the financial statements of NMC included in the NMC Form 10 filed with the Commission on September 25, 1995, and the consolidated financial statements of Grace filed in Grace's Annual Report on Form 10-K for the year ended December 31, 1995 (all of which financial statements, other than unaudited quarterly financial statements, were covered by unqualified opinions issued by Price Waterhouse LLP, independent certified public accountants), have been fairly stated, in all material respects, in conformity with U.S. GAAP. The Company and NMC have been cooperating with the Commission. While there can be no assurance, FMCH believes that the outcome of this investigation will have no material adverse effect on the business, financial condition and results of operations of the Company.

         IDPN COVERAGE ISSUES

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

         SHAREHOLDER LITIGATION

         In 1995, nine purported class action lawsuits were brought against the Company (prior to the Merger, when it was Grace) and certain of its then officers and directors in various federal courts. These lawsuits were consolidated in a case entitled Murphy, et al. v. W.R. Grace & Co., et al.
No. 95-CV-9003(JFK) (the "Murphy Action"), which is pending in the U.S. District Court for the Southern District of New York. The first amended class action complaint in this lawsuit, which purports to be a class action on behalf of all persons and entities who purchased publicly traded securities of the Company during the period from March 13, 1995 through October 17, 1995, generally allege that the defendants violated federal securities laws by concealing information and issuing misleading public statements and reports concerning NMC's financial position and business prospects, a proposed spin-off of NMC, and the matters that are the subject of the OIG Investigation and the investigation by the federal grand jury in the District of New Jersey. The Murphy Action sought unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper.

         In October 1995, a purported derivative lawsuit was filed in the U.S. District Court for the Southern District of Florida, Northern Division against the Company (prior to the Merger, when it was known as Grace), certain of its then directors and its former President and Chief Executive Officer, alleging, inter alia, that such individuals breached their fiduciary duties by failing to properly supervise the activities of NMC in the conduct of its business (Bennett v. Bolduc, et al. 95-8638-CIV-MORENO). In December 1995, the plaintiff in this action filed a new action, based on similar allegations, in the U.S. District Court for the Southern District of New York (Bennett v. Bolduc, et al. 95-CV-10737 (AGS)) (the "Bennett Action"). The action in Florida was dismissed in favor of the Bennett Action. A second action making similar allegations was filed in October 1995 in New York State Supreme Court, New York County (Bauer v. Bolduc, et al. 95-125751). This action was stayed in favor of the Bennett Action, which was consolidated, for discovery purposes only, with the Murphy Action described above. The complaint in the Bennett Action sought unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper.

         In February 1996, a purported class action was filed in New York State Supreme Court, New York County, against the Company (prior to the Merger, when it was known as Grace) and certain of Grace's then current and former directors, alleging that the defendants breached their fiduciary duties, principally by failing to provide internal financial data concerning NMC and by failing to negotiate with certain other companies that had made proposals for business combinations involving NMC (Rosman v. W. R. Grace, et al. 96-102347). The lawsuit sought injunctive relief ordering defendants to carry out their fiduciary duties and preventing or rescinding the Merger or any related transactions with Fresenius AG, unspecified monetary damages, an award of plaintiff's attorneys' and experts' fees and costs, and such other relief as the court may deem just and proper.

         Grace Chemicals indemnified the Company and its affiliates for any losses related to these lawsuits, which were recently settled without contribution of any payment in connection with the settlements by the Company or any of its affiliates.

         OTHER LITIGATION AND POTENTIAL EXPOSURES

         In recent years, physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging professional negligence, malpractice, product liability, workers' compensation or related claims, many of which involve large claims and significant defense costs. The Company and NMC and their subsidiaries have been, and the Company can be expected to continue from time to time to be, subject to such suits due to the nature of the Company's business. Although the Company maintains insurance at a level which it believes to be prudent, there can be no assurance that the coverage limits will be adequate or that all asserted claims will be covered by insurance. In addition, there can be no assurance that liability insurance will continue to be available at acceptable costs. A successful claim against the Company or any of its subsidiaries in excess of insurance coverage could have a material adverse effect upon the Company and the results of its operations. Any claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the reputation and business of the Company. The Company, NMC and their subsidiaries operate a large number and wide variety of facilities throughout the U.S. In such a decentralized system it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliate companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. However, on occasion, the Company, NMC and their subsidiaries have identified instances where employees, deliberately or inadvertently, have submitted inadequate or false billings while employed by an affiliated company. The illegal actions of such persons may subject NMC to liability under the False Claims Act, among other laws, and the Company cannot predict whether such law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any other business activities of the Company. In addition, the Company asserts claims and suits arising in the ordinary course of business, the ultimate resolution of which would not, in the opinion of Fresenius Medical Care, have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) ANNUAL MEETING. FMCH held its annual meeting of shareholders on June 3, 1998 (the "Meeting").

     (b) ELECTION OF DIRECTORS. At the Meeting, the shareholders elected Ben J. Lipps as a Class II director for a one-year term and Udo Werle and Hans-Ulirch Sutter as Class III Directors for a one-year term. Holders of shares representing 90,000,073 votes voted in favor of the election of Messrs. Lipps, Werle and Sutter to the Board of Directors. There were no votes against such elections. There were 440 abstentions and no broker non-votes.

         William F. Grieco continued as a Class I director. His term expires in 1999. Geoffrey W. Swett resigned from his position as an officer and director of the Company effective June 22, 1998.

ITEM 5. OTHER INFORMATION

       The Company's by-laws require that any shareholder who desires to propose any matter for action at the Company's annual meeting of shareholders inform the Company in writing of such intention not less than 60 days nor more than 90 days before the date of the annual meeting. (if the annual meeting is to be held on May 10) and otherwise in accordance with the requirements set forth in section
1.7 of the by-laws. If the meeting is to be held on a date other than May 10, such notice must be received not later than the tenth day following the day on which the Company's notice of the annual meeting is first given to shareholders or filed with the Commission. In the event a shareholder fails to satisfy this advance notice requirement, the Company's proxy holders may use their discretionary voting authority with respect to any such notice properly brought before the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit 2.1 Agreement and Plan of Reorganization dated as of February 4, 1996 between W. R. Grace & Co. and Fresenius AG (incorporated herein by reference to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W.R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

Exhibit 2.2 Distribution Agreement by and among W. R. Grace & Co., W.R. Grace & Co.-Conn. and Fresenius AG dated as of February 4, 1996 (incorporated herein by reference to Exhibit A to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W.R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

Exhibit 2.3 Contribution Agreement by and among Fresenius AG, Sterilpharma GmbH and W.R. Grace & Co.-Conn. dated February 4, 1996 (incorporated herein by reference to Exhibit E to Appendix A to the Joint Proxy-Statement Prospectus of Fresenius Medical Care AG, W.R. Grace & Co. and Fresenius USA, Inc. dated
                  August 2, 1996 and filed with the Commission on August 5,
                  1996).

Exhibit 3.1 Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W.R. Grace & Co.) under Section 402 of the New York Business Corporation Law dated March 23, 1988 (incorporated herein by reference to the Form 8-K of the Company filed on May 9, 1988).

Exhibit 3.2 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W.R. Grace & Co.) under Section 805 of the New York Business Corporation Law dated May 25, 1988 (changing the name to W.R. Grace & Co., incorporated herein by reference to the Form 8-K of the Company filed on May 9, 1988).

Exhibit 3.3 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W.R. Grace & Co.) under Section 805 of the New York Business Corporation Law dated September 27, 1996 (incorporated herein by reference to the Form 8-K of the Company filed with the Commission on October 15, 1996).

Exhibit 3.4 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W.R. Grace & Co.) under Section 805 of the New York Business Corporation Law dated September 27, 1996 (changing the name to Fresenius National Medical Care Holdings, Inc., incorporated herein by reference to the Form 8-K of the Company filed with the Commission on October 15, 1996).

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

Exhibit 4.4 Amendment No. 3 dated June 13, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

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

Exhibit 4.8 Amendment No. 6 dated effective June 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended.

Exhibit 4.9 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

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

Exhibit 10.13 Modification to FUSA Employment Agreement effective as of January 1, 1998 by and between Ben J. Lipps and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.14     Employment Agreement dated July 1, 1997 by and between Jerry
                  A. Schneider and the Company 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.15 Addendum to Employment Agreement dated as of September 18, 1997 by and between Jerry A. Schneider and the Company (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

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



                                      Fresenius Medical Care Holdings, Inc.



DATE: August 10, 1998                 /s/ Ben J. Lipps
      ---------------                 ------------------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: August 10, 1998                 /s/ Jerry A. Schneider
      ---------------                 ------------------------------------------
                                      NAME: Jerry Schneider
                                      TITLE: Chief Financial Officer