Form 10-Q
period 1998-09-30
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1998-11-12
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720


                      FRESENIUS MEDICAL CARE HOLDINGS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  New York                                    13-3461988
----------------------------------------------         -----------------------
(State or Other Jurisdiction of Incorporation)         (I.R.S. Employer ID No.)


Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA            02420
-----------------------------------------------------          ----------
     (Address of Principal Executive Office)                   (Zip Code)


        Registrant's Telephone Number, Including Area Code: 781-402-9000
        ----------------------------------------------------------------


      ---------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of the date hereof, 90,000,000 shares of common stock, par value $1.00 per share, are outstanding, all of which are held by Fresenius Medical Care AG.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS                                            PAGE

            Consolidated Statements of Earnings ............................  4
            Consolidated Statements of Comprehensive Income.................  6
            Consolidated Balance Sheets.....................................  7
            Consolidated Statements of Cash Flows...........................  8
            Notes to Consolidated Financial Statements......................  9

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................... 22

PART II: OTHER INFORMATION

   ITEM 1:  Legal Proceedings............................................... 29
   ITEM 6:  Exhibits and Reports on Form 8-K................................ 42

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------       ---------

NET REVENUES
     Health care services .........................   $541,052        $440,936
     Medical supplies .............................    114,600         106,742
                                                      --------        --------
                                                       655,652         547,678
                                                      --------        --------

EXPENSES
     Cost of health care services .................    335,434         267,873
     Cost of medical supplies .....................     76,539          78,184
     General and administrative expenses ..........     82,653          70,100
     Provision for doubtful accounts ..............     16,308          12,616
     Depreciation and amortization ................     55,507          51,335
     Research and development .....................      1,294             441
     Interest expense, net, and related
       financing costs including $21,730 and
       $11,310 of interest with affiliates ........     54,880          47,547
                                                      --------        --------
                                                       622,615         528,096
                                                      --------        --------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES ...........................     33,037          19,582
PROVISION FOR INCOME TAXES ........................     18,872           9,775
                                                      --------        --------
INCOME FROM CONTINUING OPERATIONS .................   $ 14,165        $  9,807
                                                      --------        --------

DISCONTINUED OPERATIONS (NOTE 5)
     Loss from discontinued operations, net of
       income taxes ...............................         --          (7,905)
     Loss on disposal of discontinued
       operations, net of income tax benefit ......         --              --
                                                      --------        --------
     Loss from discontinued operations ............         --          (7,905)
                                                      --------        --------

NET INCOME ........................................   $ 14,165        $  1,902
                                                      ========        ========

Basic and fully dilutive earnings per share
   Continuing operations...........................   $   0.16        $   0.11
   Discontinued operations.........................   $     --        $   (.09)
   Net Income .....................................   $   0.16        $   0.02



     See accompanying Notes to Unaudited, Consolidated Financial Statements.

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -----------------------------
                                                         1998               1997
                                                      ----------         ----------

NET REVENUES
     Health care services ..........................  $1,550,689         $1,257,786
     Medical supplies ..............................     353,291            322,271
                                                      ----------         ----------
                                                       1,903,980          1,580,057
                                                      ----------         ----------

EXPENSES
     Cost of health care services ..................     958,833            766,038
     Cost of medical supplies ......................     238,898            223,342
     General and administrative expenses ...........     249,816            209,309
     Provision for doubtful accounts ...............      50,187             39,106
     Depreciation and amortization .................     164,954            150,167
     Research and development ......................       3,102              2,311
     Interest expense, net, and related
       financing costs including $59,315 and
       $23,830 of interest with affiliates..........     155,059            129,733
                                                      ----------         ----------

                                                       1,820,849          1,520,006
                                                      ----------         ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES ............................      83,131             60,051
PROVISION FOR INCOME TAXES .........................      46,416             32,464
                                                      ----------         ----------
INCOME FROM CONTINUING OPERATIONS ..................  $   36,715         $   27,587
                                                      ----------         ----------

DISCONTINUED OPERATIONS (NOTE 5)
     Loss from discontinued operations, net of
       income taxes ................................      (8,669)            (6,366)
     Loss on disposal of discontinued
       operations, net of income tax benefit .......     (97,228)                --
                                                      ----------         ----------

     Loss from discontinued operations .............    (105,897)            (6,366)
                                                      ----------         ----------

NET INCOME (LOSS) ..................................  $  (69,182)        $   21,221
                                                      ==========         ==========

Basic and fully dilutive earnings per share
   Continuing operations ...........................  $     0.41         $     0.30
   Discontinued operations .........................  $    (1.18)        $    (0.07)
   Net Income (loss) ...............................  $    (0.77)        $     0.23




     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------      --------------------
                                                     1998       1997          1998        1997
                                                   -------     -------      --------    --------

NET INCOME (LOSS) ..............................   $14,165     $ 1,902      $(69,182)   $ 21,221

Other comprehensive income .....................
   Foreign currency translation adjustments ....       226      (8,363)        1,921     (15,162)
                                                   -------     -------      --------    --------
   Total other comprehensive income ............       226      (8,363)        1,921     (15,162)
                                                   -------     -------      --------    --------
COMPREHENSIVE INCOME (LOSS) ....................   $14,391     $(6,461)     $(67,261)   $  6,059
                                                   =======     =======      ========    ========


       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            1998              1997
                                                        ------------       -----------
                                                         (UNAUDITED)

 ASSETS

 Current Assets:
     Cash and cash equivalents ......................    $    8,797         $   13,054
     Accounts receivable, less allowances of
       $66,166 and $53,109 ..........................       189,882            252,023
     Inventories ....................................       172,677            137,470
     Deferred income taxes ..........................       131,939             94,905
     Other current assets ...........................       106,180             82,148
     Income taxes receivable ........................        22,737             12,421
     Net assets of discontinued operations ..........       150,259            370,676
                                                         ----------         ----------
          Total Current Assets ......................       782,471            962,697
                                                         ----------         ----------


Properties and equipment, net .......................       435,335            505,929
                                                         ----------         ----------

Other Assets:
     Excess of cost over the fair value of net
       assets acquired and other intangible
       assets, net of accumulated amortization
       of $255,328 and $152,506 .....................     3,352,838          3,265,260
     Other assets and deferred charges ..............        58,836             40,295
                                                         ----------         ----------
          Total Other Assets ........................     3,411,674          3,305,555
                                                         ----------         ----------
Total Assets ........................................    $4,629,480         $4,774,181
                                                         ==========         ==========

LIABILITIES AND EQUITY

Current Liabilities:
     Current portion of long-term debt and
       capitalized lease obligations ................    $   10,350         $   18,599
     Accounts payable ...............................       106,793            119,027
     Accrued liabilities ............................       308,568            338,237
     Net accounts payable to affiliates .............        11,326             20,744
                                                         ----------         ----------
          Total Current Liabilities .................       437,037            496,607
Long-term debt ......................................     1,106,086          1,613,657
Non-current borrowings from affiliates ..............       954,404            510,498
Capitalized lease obligations .......................         3,752              7,968
Deferred income taxes ...............................       147,230            139,536
Other liabilities ...................................        31,003             25,718
                                                         ----------         ----------
          Total Liabilities .........................     2,679,512          2,793,984
                                                         ----------         ----------

Equity:
   Preferred stock, $100 par value ..................         7,412              7,412
   Preferred stock, $.10 par value ..................         8,906              8,906
   Common stock, $1 par value; 300,000,000 shares
     authorized; outstanding 90,000,000 .............        90,000             90,000
   Paid in capital ..................................     2,016,814          1,975,572
   Retained deficit .................................      (172,800)           (99,408)
   Accumulated comprehensive income .................          (364)            (2,285)
                                                         ----------         ----------
        Total Equity ................................     1,949,968          1,980,197
                                                         ----------         ----------
Total Liabilities and Equity ........................    $4,629,480         $4,774,181
                                                         ==========         ==========




     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1998              1997
                                                                    ---------         ---------
Cash Flows from Operating Activities:
     Net income (loss) ...........................................  $ (69,182)        $  21,221
     Adjustments to reconcile net earnings to net
       cash from Operating activities:
          Depreciation and amortization ..........................    164,954           150,167
          Loss from discontinued operations ......................      8,669             6,366
          Loss on disposition of businesses ......................     97,228                --
          Provision for doubtful accounts ........................     50,187            39,106
          Benefit of deferred income taxes .......................    (40,771)          (11,846)
          Loss on disposal of properties and equipment ...........         91               574

Changes in operating assets and liabilities, net of
     effects of purchase acquisitions and foreign exchange:
          Increase in accounts receivable ........................   (109,205)          (63,881)
          Increase in inventories ................................    (34,060)           (2,343)
          Increase in other current assets .......................     (8,532)          (26,079)
          Increase in other assets and deferred charges ..........    (21,970)           (3,495)
          Decrease in accounts payable ...........................    (12,394)           (2,852)
          Increase (decrease) in accrued income taxes ............     94,058           (12,744)
          Decrease in accrued liabilities ........................    (36,567)          (20,321)
          Increase (decrease) in other long-term liabilities .....      5,284            (7,930)
          Net changes due to/from affiliates .....................     (8,346)            7,579
          Other, net .............................................     20,915            19,130
                                                                    ---------         ---------
     Net cash provided by operating activities of
          continued operations ...................................    100,359            92,652
                                                                    ---------         ---------
     Net cash used in operating activities of
          discontinued operations ................................    (13,878)          (28,553)
                                                                    ---------         ---------
     Net cash provided by operating activities ...................     86,481            64,099
                                                                    ---------         ---------
Cash Flows from Investing Activities:
          Capital expenditures ...................................    (50,794)          (95,078)
          Payments for acquisitions, net of cash acquired  .......   (174,969)         (415,954)
          Proceeds from disposition of businesses ................     82,500                --
                                                                    ---------         ---------
     Net cash used in investing activities of
          continued operations ...................................   (143,263)         (511,032)
                                                                    ---------         ---------
     Net cash used in investing activities of discontinued .......     (8,925)          (14,124)
                                                                    ---------         ---------
     Net cash used in investing activities .......................   (152,188)         (525,156)
                                                                    ---------         ---------
Cash Flows from Financing Activities:
          Increase in borrowings from affiliates .................    457,558           130,136
          Cash dividends paid ....................................       (390)             (390)
          Proceeds on issuance of debt ...........................     16,086           189,898
          Proceeds from receivable financing facility ............    125,000            52,000
          Payments on debt and capitalized leases ................   (536,122)          (52,840)
          Transfer of International operations ...................       (168)               --
          Contributed Capital from FMC AG ........................         --           144,000
          Other net ..............................................       (448)            2,962
                                                                    ---------         ---------
     Net cash provided by financing activities of
          continued operations ...................................     61,516           465,766
                                                                    ---------         ---------
     Net cash used in financing activities of
          discontinued operations ................................     (2,107)           (1,457)
                                                                    ---------         ---------
     Net cash provided by financing activities ...................     59,409           464,309
                                                                    ---------         ---------
Effects of changes in foreign exchange rates .....................      2,041           (15,138)
                                                                    ---------         ---------
Change in cash and cash equivalents ..............................     (4,257)          (11,886)
Cash and cash equivalents at beginning of period .................     13,054            20,971
                                                                    ---------         ---------
Cash and cash equivalents at end of period .......................  $   8,797         $   9,085
                                                                    =========         =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
          Interest ...............................................  $ 102,940         $  92,169
          Income taxes (received)/paid, net ......................     (7,532)           53,469

Details for Acquisitions:
     Assets acquired .............................................    162,621           478,871
     Liabilities assumed .........................................      2,375            26,691
     Advances from affiliates ....................................     41,805                 0
     Contributed capital from FMC AG .............................         --            34,425
     Payments on prior year advances from affiliates .............     56,528                --
                                                                    ---------         ---------
     Cash paid ...................................................    174,969           417,755
     Less cash acquired ..........................................         --             1,801
                                                                    ---------         ---------
     Net cash paid for acquisitions ..............................  $ 174,969         $ 415,954
                                                                    =========         =========




     See accompanying Notes to Unaudited, Consolidated Financial Statements.

      FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 1. THE COMPANY, AND BASIS OF PRESENTATION

THE COMPANY

         Fresenius Medical Care Holdings, Inc., a New York corporation ("FMCH or the "Company"), is a subsidiary of Fresenius Medical Care AG, a German corporation ("Fresenius Medical Care" or "FMC"). The Company conducts its operations through three principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC"), Fresenius USA, Inc., a Massachusetts corporation ("FUSA") and SRC Holding Company, Inc., a Delaware corporation.

         The Company is primarily engaged in (i) providing kidney dialysis services, clinical laboratory testing and renal diagnostic services, and (ii) manufacturing and distributing products and equipment for dialysis treatment.

BASIS OF PRESENTATION

         BASIS OF CONSOLIDATION

         The consolidated financial statements in this report at September 30, 1998 and 1997 and for the three month and nine month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1997 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

         The results of operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1998.

         NEW STANDARDS

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement further requires that the Company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

NOTE 2. INVENTORIES

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1998            1997
                                                                 ------------     -----------
         Inventories:
           Raw materials .......................................   $ 38,721        $ 37,792
           Manufactured goods in process .......................     20,441          14,074
           Manufactured and purchased inventory
              available for sale ...............................     85,040          63,385
                                                                   --------        --------
                                                                    144,202         115,251
            Health care supplies ...............................     28,475          22,219
                                                                   --------        --------
                Total ..........................................   $172,677        $137,470
                                                                   ========        ========

NOTE 3. DEBT

    Long-term debt to outside parties consists of:

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1998           1997
                                                                  -------------   ------------
         Credit Agreement......................................    $1,093,800      $1,613,300
         Third-party debt, primarily bank borrowings
           at various interest rates (3% - 14%) with
           various maturities .................................        16,651          12,475
                                                                   ----------      ----------
                                                                    1,110,451       1,625,775
         Less amounts classified as current....................         4,365          12,118
                                                                   ----------      ----------
                                                                   $1,106,086      $1,613,657
                                                                   ==========      ==========

         Non current borrowings from affiliates consists of:

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1998            1997
                                                                  -------------   ------------
         Fresenius Medical Care AG non-current borrowings
           primarily at fixed interest rates of approximately
           7% and 9.25%.........................................    $377,669        $352,939

         Fresenius Medical Care AG deutsche mark denominated at
           variable interest rates approximately 5%.............         --          72,601

         Fresenius Medical Care - Deutschland - GmbH at interest
           rates approximating 7% (USD denominated) and 5%
           (deutsche mark denominated), respectively............      87,000          17,099

         Fresenius Medical Care Finance SA non-current
           borrowings primarily at interest rates
           approximating 6% ....................................      52,861          67,584

         Fresenius Medical Care Trust Finance S.a.r.l. at an
           interest rate of 8.43%...............................     435,529              --

         Other..................................................       1,345             275
                                                                    --------        --------
                                                                     954,404         510,498
         Less amounts classified as current.....................          --              --
                                                                    --------        --------
         Total..................................................    $954,404        $510,498
                                                                    ========        ========

         On February 27, 1998, FMCH increased its existing accounts receivable financing facility with NationsBank to $331,000 from $204,000. As of September 30, 1998, proceeds of $325,000 have been drawn under the NationsBank accounts receivable financing facility. The amount drawn under the NationsBank account receivable financing facility is netted against accounts receivable.

NOTE 4. INTERNATIONAL OPERATIONS

         Effective January 1, 1998, FMCH transferred legal ownership of substantially all of its international operations to FMC. This transfer was accounted for on the cost basis since the international subsidiaries remain under control of a common parent. The consolidated financial statements in this report at September 30, 1998 and for the three month and nine month interim periods then ended do not include the operating results and cash flows of the international operations which were transferred. The consolidated financial statements at September 30, 1997 and for the three month and nine month interim periods then ended have been restated to exclude operating results and cash flows of the international operations and to conform to the current period presentation. Total international assets of $208,669 and liabilities of $249,733, which included $187,525 of intercompany obligations were transferred at December 31, 1997.

         The following table shows the restatement to net revenues and net earnings for continuing operations and earnings per share for the prior periods:

                                                             NINE MONTHS        TWELVE MONTHS      THREE MONTHS
                                                                ENDED               ENDED              ENDED
                                                          SEPTEMBER 30, 1997  DECEMBER 31, 1997  DECEMBER 31, 1996
                                                          ------------------  -----------------  -----------------
        Net Revenues:.......................................

             Consolidated FMCH..............................   $1,709,162          $2,621,300         $630,566
             Less International Transfer....................      129,105             172,415           43,838
                                                               ----------          ----------         --------
             Restated FMCH..................................   $1,580,057          $2,448,885         $586,728
                                                               ==========          ==========         ========

        Net Earnings........................................
             Consolidated FMCH..............................   $   22,300          $   20,923         $  6,046
             Less International Transfer....................        1,079                 786              715
                                                               ----------          ----------         --------
             Restated FMCH..................................   $   21,221          $   20,137         $  5,331
                                                               ==========          ==========         ========

        Restated basic and fully diluted earnings
             per share .....................................   $     0.23          $     0.22         $   0.06

         The following table shows the restatement to the previously reported December 31, 1997 stockholders equity:

                                                               Consolidated   Less International    Restated
                                                                   FMCH             Transfer          FMCH
                                                               ------------   ------------------    --------

        Net Equity......................................        $1,968,979          $11,218        $1,980,197

NOTE 5. DISCONTINUED OPERATIONS

         Effective June 1, 1998, the Company classified its Non Renal Diagnostic Services and Homecare divisions as discontinued operations. The Company disposed of its Non Renal Diagnostic Services division and its Homecare division on respectively, June 26, 1998 and July 29, 1998. The Company has recorded a net after tax loss of $97 million on the sale of these businesses. The net loss on the disposal of these businesses and their results of operations have been accounted for as discontinued operations, and accordingly, prior year results have been restated. The remaining assets and liabilities of these discontinued operations at the balance sheet date have been classified in the consolidated balance sheet as Net Assets of Discontinued Operations. Included in net assets of discontinued operations is approximately $150 million of IDPN receivables. These assets have not been sold and will remain classified as discontinued operations until they have been settled. See Note 6 "Commitments and Contingencies - Legal Proceedings."

Operating results and net assets of discontinued operations are presented below:

         Discontinued Operations - Results of Operations

         The revenues and results of operations of the discontinued operations of Non Renal Diagnostic Services and Homecare divisions were as follows:

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                               ------------------     --------------------
                                                                1998       1997         1998        1997
                                                               -------   --------     ---------   --------

     NET REVENUES...........................................   $    --   $ 66,558     $ 120,940   $217,683
                                                               -------   --------     ---------   --------

     Loss from operations before income tax benefit.........              (11,989)      (14,212)    (9,764)
     Income tax benefit.....................................        --     (4,084)       (5,543)    (3,398)
                                                               -------   --------     ---------   ---------
     Loss from operations...................................        --     (7,905)       (8,669)    (6,366)
                                                               -------   --------     ---------   --------

     Loss on disposal before income tax benefit.............                   --      (140,000)        --
     Income tax benefit.....................................        --         --       (42,772)        --
                                                               -------   --------     ---------   --------
     Loss on disposal.......................................        --         --       (97,228)        --
                                                               -------   --------     ---------   --------

     Loss from discontinued operations......................        --     (7,905)     (105,897)    (6,366)
                                                               =======   ========     =========   ========


         Discontinued Operations - Consolidated Balance Sheet

         The net assets, excluding intercompany assets, of the discontinued operations of the Non Renal Diagnostic Services and Homecare divisions, included in the consolidated balance sheet at September 30, 1998 are as follows:

                                              Total

Current assets...........................    $172,665
Properties & equipment, net..............         249
Other assets.............................         594
                                             --------
   Total Assets..........................    $173,508
                                             ========

Current liabilities......................      23,002
Other liabilities........................         247
                                             --------
   Total Liabilities.....................      23,249
                                             ========

   Net assets............................    $150,259
                                             ========



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

         Were events to violate the tax-free nature of the Merger, the resulting tax liability would be the obligation of the Company. Subject to representations by Grace Chemicals, the Company, and Fresenius AG, Grace Chemicals has agreed to indemnify the Company for such a tax liability. If the Company was not able to collect on the indemnity, the tax liability would have a material adverse effect on the Company's business, the financial condition of the Company and the results of operations.

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

         DIAGNOSTICS SUBPOENA

         In October 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc., ("DSI") both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and is making extensive document production in response to the subpoena. The outcome of this investigation, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time. The Company divested its Non Renal Diagnostic business on June 26, 1998. See Note 5 - "Discontinued Operations."

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

OVERPAYMENTS FOR HOME DIALYSIS SERVICES

         NMC acquired Home Intensive Care, Inc. ("HIC"), an in-center and home dialysis service provider, in 1993. At the time of the acquisition, HIC was the subject of a claim by HCFA that HIC had received payments for home dialysis services in excess of the Medicare reasonable charge for services rendered prior to February 1, 1990. NMC settled the HCFA claim against HIC in 1994. The government is investigating whether the settlement concerning the alleged overpayments made to HIC resolved all issues relating to such alleged overpayments. The government is also investigating whether an NMC subsidiary, Home Dialysis Services, Inc. ("HDS"), received payments similar to the payments that HIC received, and whether HDS improperly billed for home dialysis services in excess of the monthly cost cap for services rendered on or after February 1, 1990. The government is investigating whether NMC was overpaid for services rendered. NMC asserts that the billings by HDS were proper, but there can be no assurance that the government will accept NMC's view.

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

         Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce at this time. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to LifeChem's billing and testing. Subsequently, the government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided.

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

         Although NMC management believes that those IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of September 30, 1998.

         If NMC is unable to collect its IDPN receivable or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, the Company's business, financial condition and results of operations could be materially adversely affected. NMC's IDPN receivables are included in the net assets of the Company's discontinued operations. However, these receivables have not been sold and will remain classified as discontinued operations until they have been settled. See
Note 5 -"Discontinued Operations."

         OTHER LEGAL PROCEEDINGS

         DISTRICT OF NEW JERSEY INVESTIGATION

         NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute

NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have narrowed the issues with respect to which the government has previously expressed concerns in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

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

         FMCH's business, financial position and results of operations also could be materially adversely effected by an adverse outcome in the OIG investigations, any whistleblower action, the pending challenge by FMCH of changes effected by Medicare in approving reimbursement claims relating to the administration of IDPN or the adoption in 1996 of a new coverage policy that has changed IDPN coverage prospectively. FMCH's business, financial position and results of operations would also be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dual eligible ESRD patients.

         FMCH also derives a significant portion of its net revenues from reimbursement by non-government payors. Historically, reimbursement rates paid by these payors generally have been higher than Medicare and other government program rates. However, non-government payors are imposing cost containment measures that are creating significant downward pressure on reimbursement levels that FMCH receives for its services and products.

RESULTS OF OPERATIONS

         The following table summarizes certain unaudited operating results of FMCH by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services. This information has been reorganized and prior period information has been reclassified to conform with the business unit reporting requirements of FMC and to distinguish between continued and discontinued operations.

                                                                (DOLLARS IN MILLIONS)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                    ------------------        -----------------
                                                    1998         1997          1998       1997
                                                    ----         ----         ------     ------

NET REVENUES
    Dialysis Services ...........................   $549         $453         $1,575     $1,291
    Dialysis Products ...........................    171          163            514        475
    Intercompany Eliminations ...................    (64)         (68)          (185)      (186)
                                                    ----         ----         ------     ------
Total Net Revenues ..............................   $656         $548         $1,904     $1,580
                                                    ====         ====         ======     ======

Operating Earnings:
    Dialysis Services ...........................   $ 88         $ 71         $  246     $  192
    Dialysis Products ...........................     29           16             75         57
                                                    ----         ----         ------     ------
Total Operating Earnings ........................    117           87            321        249
                                                    ----         ----         ------     ------

Other Expenses:
    General Corporate ...........................   $ 28         $ 19         $   80     $   57
    Research & Development ......................      1           --              3          2
    Interest Expense, Net .......................     55           48            155        130
                                                    ----         ----         ------     ------
Total Other Expenses ............................     84           67            238        189
                                                    ----         ----         ------     ------

Earnings Before Income Taxes - Continuing
   Operations ...................................     33           20             83         60
(Benefit)/provision for Income Taxes ............     19           10             46         32
                                                    ----         ----         ------     ------
Net Earnings - Continuing Operations ............   $ 14         $ 10         $   37     $   28
                                                    ====         ====         ======     ======

Discontinued Operations:
    Net Revenues ................................   $ --         $ 67         $  121     $  218

    Income (Loss) before income taxes ...........     --          (12)           (14)       (10)
    (Benefit)/provision for Income Taxes ........     --           (4)            (5)        (4)
                                                    ----         ----         ------     ------
    Income (Loss) from Operations ...............     --           (8)            (9)        (6)
                                                    ----         ----         ------     ------

Loss on Disposal before Income Taxes ............     --           --           (140)        --
Income Tax Benefit ..............................     --           --            (43)        --
                                                    ----         ----         ------     ------
Loss on Disposal ................................     --           --            (97)        --
                                                    ----         ----         ------     ------

Total Income/Loss on Discontinued Operations ....   $ --         $ (8)        $ (106)    $   (6)
                                                    ====         ====         ======     ======



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net revenues from continuing operations for the third quarter of 1998 increased by 20% ($108 million) over the comparable period of 1997. Net earnings from continuing operations for the third quarter of 1998 increased 40% ($4 million) over the comparable period of 1997 as a result of increased operating earnings partially offset by higher interest expenses and increased general corporate expenses.

         DIALYSIS SERVICES

         Dialysis Services net revenues for the third quarter of 1998 increased by 22% ($96 million) over the comparable period of 1997, primarily as a result of a 13% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, and higher EPO utilization relative to the comparable 1997 period which reflected relatively low EPO utilization, partially offset by decreased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1997 and 1998 acquisitions. The laboratory testing revenue decrease was primarily due to the decreased number of patients of other dialysis providers serviced by FMCH, as competitors consolidate lab activity.

         Dialysis Services operating earnings for the third quarter of 1998 increased by 24% ($17 million) over the comparable period of 1997 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization relative to the comparable 1997 period which reflected relatively low EPO utilization.

         DIALYSIS PRODUCTS

         Dialysis Products net revenues for the third quarter of 1998 increased by 5% ($8 million) over the comparable period of 1997. This is due to increased sales of dialyzers ($9 million), and machines ($5 million), partially offset by decreased sales of peritoneal products ($2 million), concentrates ($1 million) and other products ($3 million).

         Dialysis Products operating earnings for the third quarter of 1998 increased by 81% ($13 million) over the comparable period of 1997. This is primarily due to revenue growth and improvements in gross margin resulting from manufacturing efficiencies from increased production volume.

         OTHER EXPENSES

         FMCH's other expenses for the third quarter of 1998 increased by 25% ($17 million) over the comparable period of 1997. General corporate expenses increased by $9 million entirely due to foreign exchange gains realized in 1997. Research and development expenses for the third quarter of 1998 increased by $1 million over the comparable period of 1997. Interest expense for the third quarter of 1998 increased by $7 million over the comparable period of 1997 mainly due to an increase in debt to finance acquisitions.

         INCOME TAX RATE

         The effective tax rate from continuing operations for the third quarter 1998 (57.1%) is significantly higher than the rate for the comparable period of 1997 (49.9%), due primarily to a 1997 rate reduction related to the loss carryover of FUSA.

         DISCONTINUED OPERATIONS

         On June 1, 1998, the Company classified its Non Renal Diagnostic Services and Homecare divisions as discontinued operations. The Company sold its Non Renal Diagnostic Services division and its Homecare division on, respectively, June 26, 1998, and July 29, 1998. A net after tax loss of $97 million has been recorded on the sale of these businesses. See "Liquidity and Capital Resources - Divestitures."

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net revenues from continuing operations for the first nine months of 1998 increased by 21% ($324 million) over the comparable period of 1997. Net earnings from continuing operations for the first nine months of 1998 increased 32% ($9 million) over the comparable period of 1997 as a result of increased operating earnings, partially offset by higher interest expenses and increased general corporate expenses.

         DIALYSIS SERVICES

         Dialysis Services net revenues for the first nine months of 1998 increased by 22% ($284 million) over the comparable period of 1997, primarily as a result of a 16% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, higher EPO utilization relative to the comparable 1997 period which reflected relatively low EPO utilization and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1997 and 1998 acquisitions. The laboratory testing revenue increase was primarily due to the full nine month revenue impact of Spectra Laboratories acquired by FMCH in June 1997, partially offset by the decreased number of patients of other dialysis providers serviced by FMCH during the third quarter of 1998 as competitors consolidate lab activity.

         Dialysis Services operating earnings for the first nine months of 1998 increased by 28% ($54 million) over the comparable period of 1997 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization.

         DIALYSIS PRODUCTS

         Dialysis Products net revenues for the first nine months of 1998 increased by 8% ($39 million) over the comparable period of 1997. This is due to increased sales of dialyzers ($20 million), machines ($9 million), concentrates ($5 million), peritoneal products ($2 million), and other products ($3 million).

         Dialysis Products operating earnings for the first nine months of 1998 increased by 32% ($18 million) over the comparable period of 1997. This is primarily due to revenue growth and improvements in gross margin resulting from manufacturing efficiencies from increased production volume.

         OTHER EXPENSES

         FMCH's other expenses for the first nine months of 1998 increased by 26% ($49 million) over the comparable period of 1997. General corporate expenses increased by $23 million primarily due to foreign exchange gains ($18 million) realized in 1997, and increased insurance and legal expenses ($6 million). Research and development expenses for the first nine months of 1998 increased by $1 million over the comparable period of 1997. Interest expense for the first nine months of 1998 increased by $25 million over the comparable period of 1997 mainly due to an increase in debt to finance acquisitions.

         INCOME TAX RATE

         The effective tax rate from continuing operations for the first nine months of 1998 (55.8%) is higher than the rate for the comparable period of 1997 (54.1%), due primarily to a 1997 rate reduction related to the loss carryover of FUSA offset by various other items.

         DISCONTINUED OPERATIONS

         On June 1, 1998, the Company classified its Non Renal Diagnostic Services and Homecare divisions as discontinued operations. The Company sold its Non Renal Diagnostic Services division and its Homecare division on, June 26, 1998 and July 29, 1998 respectively. A net after tax loss of $97 million has been recorded on the sale of these businesses. The discontinued operations revenues for its Non Renal Diagnostic Services and Homecare divisions was $121 million for the first nine months of 1998 with a net after tax loss of $9 million.

LIQUIDITY AND CAPITAL RESOURCES

         FMCH's cash requirements, including, to a limited extent, acquisitions, have historically been funded by cash generated from operations. Cash generated from continued operations was $100 million and $93 million for the first nine months of 1998 and 1997, respectively. The increase is primarily due to the Company's improved profit levels.

         FMCH made acquisitions of net assets totaling $175 million and $416 million, during the first nine months of 1998 and 1997, respectively. FMCH made capital expenditures for internal expansion, improvements, new furnishings and equipment of $51 million and $95 million during the first three months of 1998 and 1997, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital-based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. FMCH may also make other strategic acquisitions in the future.

         During the first nine months of 1998, FMCH funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt and the proceeds from the receivable financing facility. In addition, acquisitions were also funded through the issuance of $42 million of investment securities by Fresenius Medical Care Finance, S.A., a Luxembourg subsidiary of FMC ("FMC Finance"). In exchange for such financing, a $42 million intercompany account was established between FMC Finance and FMCH.

         Effective July 1, 1995, FMCH ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. FMCH began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, FMCH may be able to rebill such services to third-party payors and, as a result, FMCH's future results of operations and financial position would be favorably affected by the incremental revenue that FMCH would recognize. For further discussion see Note 6 to Unaudited Consolidated Financial Statements, Commitments and Contingencies", Omnibus Budget Reconciliation Act of 1993".

         FMCH believes that its existing credit facilities, cash generated from operations and other current sources of financing are sufficient to meet its foreseeable needs. If existing sources of funds are not sufficient to provide liquidity, FMCH may need to sell assets or obtain debt or equity financing from additional external sources. There can be no assurance that FMCH will be able to do so on satisfactory terms, if at all.

DIVESTITURES

         FMCH sold its Non Renal Diagnostic Services and Homecare divisions on June 26, 1998 and July 29, 1998, respectively. The combined proceeds of the sales were approximately $100 million in cash and notes.

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

NEW PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined if the adoption of SFAS 133 will have a material impact on the consolidated financial statements.

         In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), was issued by the Accounting Standards Executive Committee (AcSEC) of the AICPA. SOP 98-5 requires that the costs of start-up activities, including organization costs, which have been previously capitalized, should be expensed as incurred. Unless adopted earlier, SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

YEAR 2000 ISSUES

         The "Year 2000 problem" is the result of computer programs using two digits rather than four to define the applicable years. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. These programs are present in software applications running on desktop computers and network servers. These programs are also present in microchips and microcontrollers incorporated into equipment. Certain of the Company's computer hardware and software, building infrastructure components (e.g., alarm systems, HVAC systems, etc.) and medical devices that are date sensitive may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions or miscalculations that could result in a disruption of business operations or affect patient treatment. If the Company, its significant customers, reimbursement sources or suppliers fail to make necessary modifications and conversions on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's operations and financial results. The Company believes that its competitors face a similar risk.

         The Company has been working on identifying and addressing potential Year 2000 risks since March 1997. In an effort to more comprehensively monitor and assess its progress in addressing Year 2000 issues, the Company established a Year 2000 Steering Committee in August 1998. The committee is comprised of senior company executives who meet regularly and provide status updates to the Company's management committee on a regular basis.

         Regarding information technology ("IT") systems, the Company has inventoried substantially all IT systems (e.g., clinical, supply chain management, financial, etc.) and has assessed Year 2000 compliance for those systems. The Company has developed specific plans and timetables to remediate or replace critical non-compliant systems. The Company's current target is to resolve Year 2000 compliance issues (including testing to validate Year 2000 compliance) for all critical systems by September 30, 1999. The Company is in the process of implementing an integrated financial/manufacturing information system which is Year 2000 compliant. The Company continually upgrades software and hardware to promote efficiencies and standardization throughout the Company and ensures that all upgrades are Year 2000 compliant.

         Regarding non-IT equipment that may be dependent upon embedded software (e.g., medical, manufacturing/distribution, etc.), the Company has inventoried and assessed Year 2000 compliance for most of this equipment. The Company plans to have assessed Year 2000 compliance for all of its non-IT equipment by December 31, 1998. For medical equipment, the Company has developed specific plans to remediate Year 2000 non-compliance and is in the process of completing this remediation. For manufacturing/distribution equipment, the Company is in the process of developing specific plans to remediate Year 2000 non-compliance for this equipment. The Company's current target is to resolve Year 2000 compliance issues (including testing to validate Year 2000 compliance) for all non-IT equipment by September 30, 1999.

         Although there can be no assurance that the Company will successfully complete implementation of its remediation efforts for IT systems and non-IT equipment by the dates critical for Year 2000 compliance, the Company's Year 2000 program is currently progressing in accordance with the Company's completion timetables.

         The Company relies heavily on third parties in operating its business. In addition to its reliance on systems and non-IT equipment vendors to verify Year 2000 compliance of their products, the Company also depends on 1) fiscal intermediaries which process claims and make payments for their Medicare and Medicaid programs, 2) insurance companies, HMOs, and other private payors, 3) utilities which provide electricity, water, natural gas, and telephone services, and 4) vendors of medical supplies and pharmaceuticals used in patient care. The Company is in the process of identifying and contacting all significant third parties to seek assurances that the third parties' services and products will not be interrupted or malfunction due to the Year 2000 problem. The Company intends to contact all significant third parties by December 31, 1998. Failure of significant third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and ability to provide health care service and manufacture products.

         Costs related to the Year 2000 issue are funded through operating cash flows. The Company expects to spend a total of approximately $4 million in remediation and replacement efforts, including new software and hardware, costs to modify existing software, and consultant fees. The Company estimates remaining costs to be approximately $3 million. IT expenditures for Year 2000 are covered as part of the normal IT budget (the Year 2000 efforts are taking priority over other discretionary IT projects). Non-IT expenditures for Year 2000 are similarly being covered as part of the normal non-IT budget. The Company presently believes that the incremental cost of achieving Year 2000 compliant systems and equipment will not be material to the Company's financial condition, liquidity, or results of operation.

         Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to: 1) the availability and cost of trained personnel, 2) the ability to locate and correct all relevant computer code and systems, and 3) remediation success of the Company's customers and suppliers.

         Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its internally manufactured medical devices, its internal manufacturing and distribution processes, and its internal information processing. However, if certain critical third party providers, such as those supplying electricity or water, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption.

         At present, the Company has not developed contingency plans but intends to determine whether to develop any such plan by March 1999. The Company will continue to track its progress and will develop contingency plans if new risks are identified or the Company's remediation/replacement efforts do not progress satisfactorily.



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

         LifeChem made these disclosures to the government as part of an application to be admitted to a voluntary disclosure program begun by the government in mid-1995 . At the time of the disclosures, LifeChem tendered repayment to the government of the $4.9 million in overpayments. After the OIG Investigation was announced, the government indicated that LifeChem had not been accepted into its voluntary disclosure program. The government has deposited the $4.9 million check with NMC's approval. The matters disclosed in LifeChem's September 22, 1995 voluntary disclosure are a subject of the OIG Investigation.

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

         Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce at this time. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to LifeChem's billing and testing. Subsequently, the government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided.

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

         DISTRICT OF NEW JERSEY INVESTIGATION

         NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have narrowed the issues with respect to which the government has previously expressed concerns in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

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

         Although NMC management believes that those IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of September 30, 1998.

         If NMC is unable to collect its IDPN receivable or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial condition and results of operations could be materially adversely affected. NMC's IDPN receivables are included in the net assets of the Company's discontinued operations. However, these receivables have not been sold and will remain classified as discontinued operations until they have been settled.

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

         Grace Chemicals indemnified the Company and its affiliates for any losses related to these lawsuits, which were recently settled without the contribution of any payment in connection with the settlements by the Company or any of its affiliates.

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

Exhibit 4.10 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.11 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.12 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxembourg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 10.1 Employee Benefits and Compensation Agreement dated September 27, 1996 by and among W. R. Grace & Co., National Medical Care, Inc., and W. R. Grace & Co.-- Conn. (incorporated herein by reference to the Registration Statement on Form F-1 of Fresenius Medical Care AG, as amended (Registration No. 333-05922), dated November 22, 1996 and the exhibits thereto).

Exhibit 10.2 Purchase Agreement, effective January 1, 1995, between Baxter Health Care Corporation and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

Exhibit 10.3 Agreement, dated November 25, 1992 between Bergen Brunswig Drug Company and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

Exhibit 10.4 Product Purchase Agreement, effective January 1, 1996, between Amgen, Inc. and National Medical Care, Inc. (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

Exhibit 10.5 Primary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.6 Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.7 Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC Funding Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.8 Amendment dated as of September 28, 1998 to the Receivables Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care, Inc., as Seller.

Exhibit 10.9 Transfer and Administration Agreement dated August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.10 Amendment No. 1 dated as of February 27, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed herein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 10.11 Amendment No. 2 dated as of August 25, 1998 to Transfer and Administration Agreement dated us of August 28, 1997 among NMC Funding Corporation as Transferor, National Medical Care, Inc., as Collection Agent, Enterprise Funding Corporation, and Nations Bank, N.A. as agent for Enterprise Funding Corporation and the Bank Investors.

Exhibit 10.12 Amendment No. 3 dated as of September 28, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation as Transferor, National Medical Care, Inc., as Collection Agent, Enterprise Funding Corporation, and Nations Bank, N.A. as agent for Enterprise Funding Corporation and the Bank Investors.


Exhibit 10.13     Employment agreement dated January 1, 1992 by and between Ben
                  J. Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA, Inc., for the year ended December 31, 1992).

Exhibit 10.14 Modification to FUSA Employment Agreement effective as of January 1, 1998 by and between Ben J. Lipps and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.15     Employment Agreement dated July 1, 1997 by and between Jerry
                  A. Schneider and the Company (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.16 Addendum to Employment Agreement dated as of September 18, 1997 by and between Jerry A. Schneider and the Company (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.17 Separation Agreement dated as of July 21, 1998 by and between Geoffrey W. Swett and National Medical Care, Inc.

Exhibit 11        Statement re: Computation of Per Share Earnings.

Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K

         On July 16, 1998, FMCH filed a report on Form 8-K with respect to FMCH's divestiture of its Non Renal Diagnostic Services and Homecare divisions.

         On August 5, 1998, FMCH filed a report on Form 8-K showing certain restated financial data of FMC, the parent corporation of the registrant, on a quarterly basis for 1996 and 1997 and the first quarter of 1998. These quarterly statements detailed results of operations between FMC's core and divested non - core businesses.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fresenius Medical Care Holdings, Inc.



DATE: November 12, 1998            /s/ Ben J. Lipps
      -----------------            ------------------------------------------
                                   NAME: Ben J. Lipps
                                   TITLE: President (Chief Executive Officer)




DATE: November 12, 1998            /s/ Jerry A. Schneider
      -----------------            ------------------------------------------
                                   NAME: Jerry Schneider
                                   TITLE: Chief Financial Officer