Form 10-K405
period 1998-12-31
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1999-03-09
CIK 42872

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       FOR THE TRANSITION PERIOD FROM _____ TO _____ .

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

            TWO LEDGEMONT CENTER, 95 HAYDEN AVE., LEXINGTON, MA 02420
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        Registrant's telephone number, including area code: 781-402-9000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

       Class D Special Dividend Preferred Stock, par value $.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). $11,132,750 March 5, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 9, 1999, 90,000,000 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Information Statement with respect to its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1999. (Part III)

                                TABLE OF CONTENTS


PART I

Item 1.  Business          ..................................................................................4
Item 2.  Properties        .................................................................................32
Item 3.  Legal Proceedings .................................................................................34
Item 4.  Submission of Matters to a Vote of Security Holders................................................51

PART II                    .................................................................................51

Item 5.  Market Price for Registrant's Common Equity and Related Stockholder Matters........................51
Item 6.  Selected Financial Data............................................................................52
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............53
Item 7A. Quantitative and Qualitative Disclosures About Market Risks........................................61
Item 8.  Consolidated Financial Statements and Supplementary Data...........................................61
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............62

PART III                   .................................................................................62

Item 10. Directors and Executive Officers of the Registrant ................................................62
Item 11. Executive Compensation.............................................................................62
Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................62
Item 13. Certain Relationships and Related Transactions.....................................................62

PART IV                    .................................................................................62

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K......................62

ITEM 1. BUSINESS

      This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of Fresenius Medical Care Holdings, Inc. (collectively with all its direct and indirect subsidiaries, the "Company"), government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this 1998 Form 10-K and in the Company's reports filed from time to time with the Securities and Exchange Commission (the "Commission") could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

         The Company, a New York corporation, is a subsidiary of Fresenius Medical Care AG, a German corporation ("Fresenius Medical Care" or "FMC"). The Company conducts its operations through three principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC"), Fresenius USA, Inc., a Massachusetts corporation ("Fresenius USA" or "FUSA") and SRC Holding Company, Inc., a Delaware corporation.

      The Company is primarily engaged in (i) providing kidney dialysis services, clinical laboratory testing and renal diagnostic services, and (ii) manufacturing and distributing products and equipment for dialysis treatment, which accounted for 82% and 18% of 1998 net revenues, respectively.



                  - KIDNEY DIALYSIS AND OTHER SERVICES. The Company is the largest private provider in the U.S. of kidney dialysis and related services. At December 31, 1998, the Company operated 782 outpatient dialysis facilities in the U.S. (including Puerto Rico), treating approximately 58,600 chronic patients. The company treats approximately 24% of the dialysis patients in the U.S., and believes its next largest competitor treats approximately 13% of U.S. dialysis patients. Additionally, the Company provides inpatient dialysis services under contract to hospitals in the U.S.

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

      Effective June 1, 1998 the Company classified its non renal diagnostic services business ("Non Renal Diagnostic Services") and homecare business ("Homecare") as discontinued operations. The Company disposed of these businesses on June 26, 1998 and July 29, 1998 respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN. Additionally, the Company has retained liabilities which could result from the government's investigation into, among other issues, historical practices of the non-renal diagnostic service and homecare businesses and has indemnified the respective buyers in respect of certain liabilities with respect thereto. See "Legal Proceedings -- OIG Investigation." See "Notes to Consolidated Financial Statements -- Note 8 'Discontinued Operations.'"

THE MERGER

        The Merger, which was effective September 30, 1996, resulted from the culmination of the following transactions: (1) NMC, which was a subsidiary of
W. R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2,300,000 and paid a cash dividend of approximately $2,100,000 to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became sibling subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution;
(4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York (the "Class D Preferred Stock") for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of Fresenius Medical Care AG ("FMC"), and Fresenius AG's worldwide dialysis business (including its controlling interest in FUSA) ("FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC. All of the Grace New York (now the Company) common stock is held by FMC, while the Class D Preferred Stock (which entitles its shareholders to a contingent dividend based on the consolidated performance of FMC in the years 1997-2001) and other previously issued classes of the Company preferred stock remain outstanding.

      On June 12, 1997, the Company changed its name from Fresenius National Medical Care Holdings, Inc. to Fresenius Medical Care Holdings, Inc.

      The Company's principal executive office is located at Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA 02420-9192. Its telephone number is
(781) 402-9000.

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

      Based on the most recent information published by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"), the number of patients in the U.S. who received chronic dialysis grew from approximately 66,000 in 1982 to approximately 230,190 at December 31, 1997 or at a compound annual rate of 7.5%. The Company believes that, over the next five to ten years, the number of patients suffering from ESRD in the U.S. will continue to grow at approximately the same rate. The Company attributes the continuing growth in the number of dialysis patients principally to the aging of the general population and better treatment and survival of patients with hypertension, diabetes and other illnesses that lead to ESRD. Moreover, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment.

      There are currently only two methods for the treatment of ESRD: dialysis and kidney transplantation. Transplants are limited by the scarcity of compatible kidneys. Approximately 12,200 patients received kidney transplants in the U.S. during 1997. Therefore, most patients suffering from ESRD must rely on dialysis, which is the removal of toxic waste products and excess fluids from the body by artificial means. There are two major dialysis modalities commonly used today, hemodialysis and peritoneal dialysis. Generally, the method of treatment used by an ESRD patient is chosen by the physician in consultation with the patient, and is based on the patient's medical conditions and needs.

      According to HCFA data, as of December 31, 1997, there were more than 3,400 Medicare-certified ESRD treatment centers in the U.S. Ownership of these centers was fragmented. The Company estimates that at that time, the ten largest multi-facility providers accounted for approximately 1,800 facilities (56% of facilities) and 136,000 patients (59% of patients). Freestanding facilities (many privately owned by physicians) and hospital-affiliated facilities were the sites of treatment for the remaining 23% and 21% of patients, respectively.

      There was substantial further consolidation in the market in 1998 leading the Company to estimate that the top ten multi-center providers accounted for approximately 155,500 patients, or 63% of the estimated market at December 31, 1998 (percentage market share is an estimate as HCFA data specifying 100% of total market size are not yet available for 1998).

      According to HCFA, as of December 31, 1997, approximately 86% of dialysis patients in the U.S. received in-center treatment (virtually all hemodialysis) and approximately 14% were treated at home. Of those treated at home, more than 94% received peritoneal dialysis.

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

      According to HCFA, as of December 31, 1997, hemodialysis patients represented 87% of all dialysis patients in the U.S. Hemodialysis treatments are generally administered to a patient three times per week and typically last from two and one-half to four hours or longer. The majority of hemodialysis patients are referred to outpatient dialysis centers, such as those operated by the Company, where hemodialysis treatments are performed with the assistance of a nurse or dialysis technician under the general supervision of a physician. Hemodialysis is the only form of treatment (other than transplantation) currently available to patients who have very low residual or nonexistent renal function and are inadequately dialyzed using peritoneal dialysis.

      Peritoneal Dialysis. Peritoneal dialysis removes waste products and excess fluids from the blood by use of the peritoneum, the membrane lining covering the internal organs located in the abdominal area. Most peritoneal dialysis treatments are selfadministered by patients in their own homes and workplaces, either by a treatment known as continuous ambulatory peritoneal dialysis ("CAPD") or by a treatment introduced by Fresenius USA in 1980 known as continuous cycling peritoneal dialysis ("CCPD"). In both of these treatments, the patient has a catheter surgically implanted to provide access to the peritoneal cavity. Using this catheter, a sterile dialysis solution is introduced into the peritoneal cavity and the peritoneum operates as the dialyzing membrane. A typical CAPD peritoneal dialysis program involves the introduction and disposal of solution four times a day. With CCPD a machine is used to "cycle" solution to and from the patient's peritoneum during sleep.

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

      STRATEGY

      The Company's strategy is in alignment with the Fresenius Medical Care's strategy and is used interchangeably below. The Company's objective is to capitalize on the continued rapid growth of the dialysis industry and its leading position in the market. The U.S. dialysis patient population is estimated to be growing at approximately 7.5% annually, driven primarily by the aging of the population and better treatment and survival of patients with illnesses that lead to ESRD, including diabetes and hypertension

      The Company's dialysis services and product sales businesses have grown faster than the market in terms of revenues over the past five years, and FMC believes that it is well positioned to continue this growth by focusing on the following strategies:

      - Provide High Standards of Patient Care. The Company believes that its reputation for providing the highest standards of patient care is a competitive advantage in an environment increasingly focused on cost containment and quality outcomes. The Company believes that NMC's proprietary Patient Statistical Profile ("PSP") database, which contains clinical and demographic data on approximately 60,000 dialysis patients, is the most comprehensive body of information about dialysis patients in the world. The Company believes that this database provides a unique advantage in continuing to improve dialysis treatment outcomes, reduce mortality rates and improve the quality and effectiveness of dialysis products, all of which are becoming increasingly important to patients, physicians and payors.

      - Expand Presence in the U.S. Over the past several years, the Company has significantly expanded its U.S. provider operations through the acquisition by the Company of existing dialysis clinics and the development of new clinics. In 1998, the Company acquired 24 clinics and opened 52 new clinics. As a result, the Company now has an established presence in each of its targeted markets in the U.S. Prospectively, the Company expects to enhance its presence in the U.S. by focusing its expansion on the acquisition of individual or small groups of clinics, expansion of existing clinics, and opening of new clinics, rather than on large acquisitions.

      - Increase Revenues from Expanded and Enhanced Patient Services. One of the Company's objectives is to continue to expand its role within the broad spectrum of services provided to dialysis patients. The Company has begun to implement this strategy by providing expanded and enhanced patient services, including increased ancillary services, such as laboratory and diagnostic services, to both its own clinics and those operated by third parties. The Company estimates that its Spectra Renal Management business unit provides laboratory services for 38% of the dialysis patients in the United States. The Company has developed treatment plans using disease state management methodologies that it believes will be attractive to managed care payors, formed Optimal Renal Care, LLC, a joint venture with Permanente Medical Group of Southern California, a subsidiary of Kaiser Permanente which has the largest dialysis patient population of any managed care organization, and has formed Renaissance Health Care as a joint venture with certain of the Company's nephrologists.

      - Continue to Offer Complete Dialysis Product Lines. The Company offers broad and competitive hemodialysis and peritoneal dialysis product lines. These product lines enjoy broad market acceptance and enable customers to purchase all of their dialysis machines, systems and disposable products from a single source. Approximately 81% of Fresenius Medical Care's product revenues for the twelve months ended December 31, 1998 were from sales of disposable products.

      - Extend Position as a Technology Innovator. The Company is committed to being a technology leader in both hemodialysis and peritoneal dialysis products. FMC has an approximate 232 member research and development team focused on developing dialysis systems that are safer, more effective and easier to use and that can be easily customized to meet the differing needs of customers around the world. The Company believes that its extensive expertise in patient treatment and clinical data will further enhance its ability to develop more effective products and treatment methodologies.

      - Enhance Manufacturing Technologies and Efficiencies. Over the past several years, the Company has reduced manufacturing costs per unit through development of proprietary manufacturing technologies that have streamlined and automated its production processes. Fresenius Medical Care intends to further improve its proprietary, highly automated manufacturing systems to continue to reduce product manufacturing costs, concurrently achieving a high level of quality control and reliability.

      The Company believes that its core strategic principles, particularly its commitment to maintaining clinical quality, ensuring cost management and control and developing superior cost-effective products, are key elements in sustaining a competitive advantage in a health care environment increasingly focused on cost containment and quality outcomes. The Company believes that its strengths in clinical data systems, its professional affiliations with a broad network of providers and institutions, its physician relationships, its extensive geographic coverage in dialysis services and products and its ongoing internal development of an integrated approach to care should result in attractive partnering opportunities with managed-care enterprises. The Company believes that its strategy, based on its extensive clinical information database and large dialysis center and physician network, may enable the Company to improve overall ESRD patient care and therefore contain hospitalization and other ESRD treatment costs.

      For a description of other elements of the Company's strategy see "--Dialysis Services" and "--Dialysis Products Business." For additional information in respect to the Company's industry sections, see Notes to Consolidated Financial Statements - Note 18, "Industry Segments and Information about Foreign Operations."

      DIALYSIS SERVICES

           OVERVIEW

      The Company is the largest provider in the U.S. of kidney dialysis and related services to patients suffering from chronic kidney disease. The Company also provides clinical laboratory testing and renal diagnostic services for dialysis patients in the U.S. and Puerto Rico (Company owned and non-Company owned clinics). Such diagnostic services include electrocardiograms, Doppler flow testing, nerve conduction velocity, and other tests.

      The Company's provider business is primarily operated through the Dialysis Services business unit ("Dialysis Services".) The clinical laboratory testing and renal diagnostic services are primarily provided by Spectra Renal Management ("SRM")

           DIALYSIS SERVICES

      As of December 31, 1998, the Company owned or managed 782 dialysis centers in the U.S. The centers are generally concentrated in areas of high population density and their surrounding areas. In 1998, the Company acquired 24 existing centers, developed 52 new centers and consolidated or sold 9 centers. The number of patients treated at the Company's centers has increased from approximately 53,366 at December 31, 1997 to approximately 58,627 at December 31, 1998.

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

      Each of the Company's dialysis centers is under the general supervision of a medical director ("Medical Director") and, in some cases, one or more Associate Medical Directors, who are physicians. See "--Physician and Other Relationships." Each dialysis center also has an administrator who supervises the day-to-day operations of the facility and the staff. The staff typically consists of registered nurses, licensed practical nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and biomedical technicians.

      The Company engages in systematic efforts to measure, maintain and improve the quality of the services that it delivers at its dialysis centers. Each center collects and analyzes quality assurance and patient data, which in turn is regularly reviewed by Dialysis Services and corporate management. At each center, a quality assurance committee is responsible for reviewing quality of care reports generated by the Company's PSP system, setting goals for quality enhancement and monitoring the progress of quality assurance initiatives. The Company believes that it enjoys a reputation of providing high quality care to dialysis patients.

      The Company provides various ancillary medications and services to ESRD patients in the U.S. at its dialysis centers, the most significant of which is the administration of Erythropoietin ("EPO"), a bioengineered protein that stimulates the production of red blood cells. EPO is used to treat anemia, a medical complication frequently experienced by ESRD patients, and is administered to most of the Company's patients. Revenues from EPO accounted for approximately 26% of Dialysis Services' U.S. net revenues for the twelve months ended December 31, 1998 and materially contribute to Dialysis Services' operating earnings. EPO is produced by a single source manufacturer, Amgen Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations. The Company has entered into a contract with Amgen Inc. covering the period from January 1999 to December 1999 with price guarantees and volume and outcome based discounts.

      Other ancillary services provided to ESRD patients in the U.S. include the administration of Calcijex(R) (calcium), INFED(R) (iron) and hepatitis vaccine and blood transfusions; the provision of interdialytic parenteral nutrition ("IDPN"), in which nutrients are added to the patient's blood during hemodialysis; the provision, through Spectra Renal Management, of clinical laboratory testing; the provision of electrocardiograms; nerve conduction studies to test the degree of deterioration of nerves; and Doppler flow testing of the effectiveness of the patient's vascular access for dialysis. These tests and other ancillary services are provided by specific prescription of the patient's attending physician.

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

      The Company's centers also offer services for home dialysis patients, the majority of whom are treated with peritoneal dialysis. For such patients, the Company's dialysis centers provide certain materials, training and patient support services, including clinical monitoring, supply of EPO, follow-up assistance and arrangements for the delivery of the supplies to the patient's residence. See "--Regulatory and Legal Matters--Reimbursement" and
"--Legal Proceedings" for a discussion of billing for such products and services.

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

      The Company also provides dialysis services under contract to hospitals in the U.S. on an "as needed" basis for patients suffering from acute kidney failure and for ESRD patients who are hospitalized. The Company services these patients either at their bedside, using portable dialysis equipment, or at a dialysis site maintained by the hospital. Contracts with hospitals provide for payment at negotiated rates that are higher than the Medicare reimbursement rates for chronic in-center treatments.

      ACQUISITIONS

      The Company's growth in revenues and operating earnings in prior years has resulted, in significant part, from its ability to effect acquisitions of health care businesses, particularly dialysis centers, on reasonable terms. In the U.S., doctors may be motivated to sell their centers to obtain relief from day-to-day administrative responsibilities and changing governmental regulations, to focus on patient care and to realize a return on their investment. While price is typically the key factor in securing acquisitions, the Company believes that it will be an attractive acquiror or partner to many dialysis center owners due to its reputation for patient treatment, its proprietary PSP database (which contains clinical and demographic data on approximately 60,000 dialysis patients), its comprehensive clinical and administrative systems, manuals and policies, its ability to provide ancillary services to dialysis centers and patients and its reputation for technologically advanced products. The Company believes that these factors will also be advantages when opening new centers.

      The U.S. health care industry has experienced significant consolidation in recent years, particularly in the dialysis service sectors in which the Company competes, resulting, in some cases, in increased costs of acquisitions in these sectors. The entrance into the acquisition arena by new, smaller public dialysis companies, which have made acquisitions using their stock as consideration, has accelerated the increase in costs of acquisitions. Moreover, because of the ongoing consolidation in the dialysis services industry, the availability of acquisitions may decrease. The Company's ability to make acquisitions also will depend, in part, on the Company's available financial resources and the limitations imposed under two credit facilities (collectively, "the NMC Credit Facilities"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The inability of the Company to continue to effect acquisitions in the provider business on reasonable terms could have an adverse impact on growth in its business and on its results of operations.

      The Company regularly evaluates and explores opportunities with various other health care companies and other businesses regarding acquisitions and joint business ventures. In 1998, the Company completed new acquisitions and acquisitions of previously managed clinics totalling 24 dialysis facilities in the U.S. providing care to approximately 3200 patients. These acquisitions and agreements expand the Company's presence in selected key areas of the United States.

SOURCES OF DIALYSIS SERVICES NET REVENUES

      The following table provides information for the periods indicated regarding the percentage of the Company's U.S. dialysis treatment services net revenues provided by (a) the Medicare ESRD program, (b) private/alternative payors, such as commercial insurance and private funds, (c) Medicaid and other government sources and (d) hospitals.

                                                    YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                1998         1997         1996
                                               -----        -----        -----
         Medicare ESRD program .......          57.0%        64.5%        63.0%
         Private/alternative payors ..          33.8         25.8         28.1
         Medicaid and other government
         sources .....................           4.1          4.6          4.0
         Hospitals ...................           5.1          5.1          4.9
                                               -----        -----        -----
         Total .......................         100.0%       100.0%       100.0%
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

      Prior to the time at which Medicare becomes the primary payor, most dialysis treatments are paid for by another third-party payor, such as the patient's private insurer, or by the patient. ESRD patients under age 65 who are covered by an employer health plan must wait 33 months (consisting of a three-month entitlement waiting period and an additional 30-month "coordination of benefits period") before Medicare becomes the primary payor. During this 33-month period, the employer health plan is responsible for payment as primary payor at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates (which generally are higher than the rates paid by governmental payors, such as Medicare), and Medicare is the secondary payor. See "--Regulatory and Legal Matters--Reimbursement"

      A significant portion of the Company's revenues for dialysis services are derived from reimbursement provided by non-governmental third-party payors. A substantial portion of third-party health insurance in the U.S. is now furnished through some type of managed care plan, including health maintenance organizations ("HMOs"). Managed care plans are increasing their market share overall, and in the Medicare population in particular. This trend may accelerate as a result of the merger and consolidation of providers and payors in the health care industry, as well as the discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through managed care plans. The Company estimates that approximately 10% of Dialysis Services' net revenues for the twelve months ended December 31, 1998 was attributable to managed care plans.

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

      The Company's ability to secure favorable rates with indemnity and managed care plans has largely been due to the relatively small number of ESRD patients which any single HMO has enrolled. By regulation, ESRD patients have been prohibited from joining an HMO unless they are otherwise eligible for Medicare coverage, due to age or disability, and are members of a managed care plan when they first experience kidney failure. HCFA has a pilot evaluation underway for treatment of Medicare ESRD patients by managed care companies under capitated contracts, with three organizations. If successful, this pilot program could result in the elimination of the pre-existing condition requiring ESRD patients to enroll in managed care organizations. As Medicare HMO enrollments increase and the number of ESRD patients in managed care plans also increases, managed care plans' leverage to negotiate lower rates may become greater. In addition, the HMO may have contracted with another provider, or may have tighter utilization controls with respect to certain ancillary services typically provided by the Company to ESRD patients, which could limit the Company's future payments for such services.

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

      The Company has formed two joint ventures seeking to contract "at risk" with managed care organizations for the care of ESRD patients. Renaissance Health Care, Inc. is a 50/50 joint venture between the Company and participating nephrologists throughout the U.S. Optimal Renal Care, LLC is a 50/50 joint venture between Permanente Medical Group of Southern California, a subsidiary of Kaiser Permanente, and the Company.

      As managed care programs expand market share and gain greater bargaining power vis-a-vis health care providers, there will be increasing pressure to reduce the amounts paid for services and products furnished by the Company. These trends would be accelerated if future changes to the Medicare ESRD program require private payors to assume a greater percentage of the cost of care given to dialysis patients. The Company is presently seeking to expand the portion of its revenues attributable to non-governmental private payors. However, the Company believes that the historically higher rates of reimbursement paid by non-governmental payors may not be maintained at such levels. If substantially more patients of the Company join managed care plans or such plans reduce reimbursements to the Company, the Company's business and results of operations could be adversely affected, possibly materially. See "--Regulatory and Legal Matters--Reimbursement," "--Anti-Kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws--Changes in the Health Care Industry."

      PHYSICIAN AND OTHER RELATIONSHIPS

      The Company believes that its success in establishing and maintaining dialysis centers, in the U.S. depends in significant part upon its ability to obtain the acceptance of and referrals from local physicians, hospitals and managed care plans. A dialysis patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges. Virtually all of the Company's clinics maintain open staff privileges for local nephrologists. The Company's ability to provide quality dialysis care and otherwise to meet the needs of local physicians is central to its ability to attract nephrologists to the Company's centers and to receive referrals from such physicians. See "--Anti- kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws."

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

      The Company has written agreements with the physicians who serve as Medical Directors (and Associate Medical Directors) at its centers. The Medical Director agreements entered into by the Company generally have terms of three years, although some have terms of as long as five to ten years. The compensation of Medical Directors and other physicians under contract with the Company is individually negotiated and generally depends upon competitive factors in the local market, the physician's professional qualifications, experience and responsibilities and the size of and services provided by the center. Until January 1, 1995, Medical Director compensation typically included a component based on some measure of the financial performance of the clinics under the supervision of that Medical Director. See "-- Legal Proceedings--OIG Investigation." Since 1995, the Company has entered into new agreements, or amended existing agreements, for substantially all of its Medical Directors. Under the new arrangements, the aggregate compensation of the Medical Directors and other physicians under contract is fixed in advance for a period of one year or more and is based in part on various efficiency and quality incentives. The Company believes that compensation is paid at fair market value.

      Virtually all of the Medical Director agreements, as well as the typical contract under which the Company acquires existing dialysis centers, include noncompetition covenants covering specified activities within specified geographic areas for specified periods of time, although they do not prohibit the physicians from providing direct patient care services at other locations and, consistent with law, do not require a physician to refer patients to the Company or particular centers or to buy or use specific medical products. In certain states, non-competition covenants may not be enforceable.

      COMPETITION

      Dialysis Services. The dialysis services industry is highly competitive. Ownership of dialysis centers in the U.S. is fragmented, with a large number of operators owning 10 or fewer centers and a small number of larger providers, the largest of which is the Company. In urban areas, where many of the Company's dialysis centers are located, there frequently are many competing centers in proximity to the Company's centers. The Company experiences direct competition from time to time from former Medical Directors or referring physicians who establish their own centers. Furthermore, a number of health care providers, some of which have significant operations or resources, may decide to enter the dialysis business in the future.

      Because in most cases the prices of dialysis services in the U.S. are directly or indirectly regulated by Medicare, competition for patients is based primarily on quality and accessibility of service and the ability to obtain referrals from physicians and hospitals. However, the growth of managed care has placed greater emphasis on service costs for patients insured by nongovernmental payors. The Company believes that it competes effectively in all of these areas. In particular, based upon the Company's knowledge and understanding of other providers of dialysis treatments, as well as from information obtained from publicly available sources, the Company believes that it is among the most cost-efficient providers of kidney dialysis services. In addition, as a result of its large size relative to most other dialysis service providers, the Company enjoys economies of scale in areas such as purchasing, billing, collections and data processing.

      Competition in the dialysis industry is particularly intense with respect to the acquisition of existing dialysis centers, which has resulted in an increase in the cost of such acquisitions, and in enlisting and retaining qualified physicians to act as Medical Directors.

      LABORATORY AND RENAL DIAGNOSTIC SERVICES

      The Company provides clinical laboratory testing and renal diagnostic services through its business unit known as Spectra Renal Management ("SRM"). SRM was created as a result of the acquisition of Spectra Laboratories, Inc. ("Spectra") in June of 1997 and its combination with the Company's existing laboratory business at the time ("LifeChem") and its renal diagnostic testing business. SRM is the leading U.S. dialysis clinical laboratory providing blood, urine and other bodily fluid testing services to assist physicians in determining whether a dialysis patient's therapy regimen, diet and medicines remain optimal. SRM oversees the operation of three laboratories, one in New Jersey (operated by LifeChem), one in Southern California (operated by LifeChem), and one in Northern California (Spectra). Spectra and LifeChem are operated as separate subsidiaries of the Company.

      In 1998, SRM performed approximately 38 million tests for more than 87,000 dialysis patients across the United States. SRM also provided testing services to clinical research projects and others. The Company plans to expand SRM into related markets such as hospital dialysis units and physician office practices, particularly nephrologists.

      LifeChem's clinical laboratory results have been a critical element in the development of the Company's proprietary PSP database, which contains clinical, laboratory and demographic data on approximately 60,000 dialysis patients. The Company uses PSP to assist physicians in providing quality care to dialysis patients. In addition, PSP is a key resource in ongoing research, both within the Company and at outside research institutions, to decrease mortality rates among dialysis patients and improve their quality of life. See "-- Regulatory and Legal Matters--Reimbursement" for a description of certain billing problems relating to LifeChem and "--Legal Proceedings--LifeChem."

      SRM oversees the delivery of IDPN therapy to ESRD clinics.

      Competition. SRM competes in the U.S. with large nationwide laboratories, dedicated dialysis laboratories and numerous local and regional laboratories, including hospital laboratories. In the laboratory services market, companies compete on the basis of performance, including quality of laboratory testing, timeliness of reporting test results and cost-effectiveness. The Company believes that SRM's services are competitive in these areas. In addition to laboratory services, SRM competes in the imaging diagnostic market. While the main competition is local hospitals, SRM is competitive based upon the quality and accessibility of the service.

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


      OVERVIEW

      The following table shows, actual net revenues for 1998 and 1997 and pro forma net revenues for 1996, of the Company's products business related to hemodialysis products, peritoneal dialysis products and other activities, principally technical service:


                                                          YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------
                                      1998                          1997                         1996
                              --------------------         ---------------------        ---------------------
                               TOTAL          % OF          TOTAL          % OF           TOTAL          % OF
                              REVENUES       TOTAL         REVENUES        TOTAL        REVENUES        TOTAL
                              --------       -----         --------        -----        --------        -----
                                                           (Dollars in Thousands)


Hemodialysis
   Products                   $280,899        62%          $241,985         58%         $294,645          66%
Peritoneal Dialysis
   Products                    119,988        27            127,275         30           137,020          31
Other                           49,921        11             51,941         12            13,777           3
                              --------       ---           --------        ---          --------         ---
                       Total  $450,808       100%          $421,201        100%         $444,934         100%
                              ========       ===           ========        ===          ========         ===

         HEMODIALYSIS PRODUCTS

         The Company believes that Fresenius Medical Care is a leader in the hemodialysis product field and continually strives to extend and improve the capabilities of its hemodialysis systems to offer an advanced treatment mode at reasonable cost. In North America, the Company, through its Dialysis Products business unit ("Dialysis Products") offers a comprehensive hemodialysis product line, consisting of hemodialysis machines, modular accessories for dialysis machines, polysulfone and cuprophane dialyzers, bloodlines, dialysis solutions and concentrates, fistula needles, connectors, data management systems, machines and supplies for the reuse of dialyzers and other similar supplies.

      Dialysis Machines. Through Fresenius USA, the Company assembles, tests and calibrates hemodialysis machines and sells these machines in the U.S., Canada and Mexico. Components for these machines are provided by Fresenius Medical Care and other vendors. Hemodialysis machines manufactured by the Company provide a unique volumetric dialysate balancing and ultrafiltration control system. This system, first developed and introduced by Fresenius AG in 1977, provides for the safe and more efficient use of highly permeable dialyzers. The Company also provides machine upgrade kits to allow for advanced therapy modes, thus offering the customer maximum performance with highly permeable polysulfone dialyzers. The Company's hemodialysis machines are capable of operating with dialyzers manufactured by all manufacturers, and are compatible with a wide variety of bloodlines and dialysis concentrates. Fresenius USA has extended the Fresenius Series 2008 hemodialysis machine for the North American market through the development of the model 2008H, which combines the reliable hydraulic system of the Series 2008 with electronic systems developed by Fresenius USA. Dialysis machines sold by the Company employ the same modular design as those of Fresenius Medical Care, but are tailored to local markets. Modular design also permits the Company to offer dialysis centers a broad range of options to meet specific patient or regional treatment requirements. The display panel can also be adapted using different modules to meet local language requirements.

      Dialyzers. All dialyzers manufactured by the Company use hollow fiber polysulfone membranes, a synthetic material. The Company believes that the Fresenius Polysulfone(TM) dialyzer is the best-performing mass-produced dialyzer on the market. Fresenius Medical Care is the leading worldwide producer of polysulfone dialyzers. While competitors currently sell polysulfone membranes in the market, Fresenius Medical Care developed and is the only manufacturer with more than 13 years' experience in applying the technology required to mass produce polysulfone membranes. The Company believes that polysulfone has superior performance characteristics compared to other materials used in dialyzers, including a higher biocompatibility and greater clearing capacities for uremic toxins. The Company's Fresenius Polysulfone(TM) dialyzer line consists of a complete range of permeability (high, medium and low flux) to allow tailoring of the dialysis therapy to the individual patient. Fresenius Polysulfone(TM) dialyzers are also available in an "NR" Series for acute dialysis.

      The Company also sells dialyzer reprocessing and rinse machines manufactured by Fresenius USA for Seratronics, Inc. ("Seratronics"). These machines cleanse dialyzers after dialysis, permitting multiple usage for the same patient before disposal of the dialyzer. The Seratronics machines facilitate the reuse of disposable dialyzers and, therefore, permit hemodialysis providers to reduce operating costs. The reuse business of Seratronics is managed by the Company through Fresenius USA.

       Other Hemodialysis Products. The Company manufactures and distributes arterial, venous, single needle and pediatric bloodlines. The Company produces both liquid and dry dialysate concentrates. Liquid dialysate concentrate is mixed with purified water by the hemodialysis machine to produce dialysis solution, which is used in hemodialysis treatment to remove the waste products and excess water from the patient's blood. Dry acid concentrate, developed more recently, requires less storage space. The Company also produces dialysis solutions in bags, including solutions for priming and rinsing hemodialysis bloodlines, as well as connection systems for central concentrate supplies and devices for mixing dialysis solutions and supplying them to hemodialysis machines. Other distributed products include solutions for priming bloodlines, disinfecting and decalcifying hemodialysis machines, fistula needles, hemodialysis catheters, and products for acute renal treatment.

      Fresenius USA has developed the Fresenius Data System FDS08(TM) ("FDS08") computerized treatment monitoring and documentation system. The FDS08 can automatically monitor and record machine and treatment information from as many as 32 hemodialysis machines. The FDS08 is a PC-based system which has found many applications for improving record keeping and increasing staff efficiency. The FDS08 system has been used to pioneer new therapies such as remote monitoring of patients during nightly home hemodialysis, which enables a patient to be dialyzed at home while a staff caregiver monitors the machine performance via a modem link. Additionally the FDS08 system can be linked to Fresenius USA's new Hypercare(TM) Medical Records System which is presently in beta site testing. The Hypercare(TM) Medical Records System is a fully-integrated medical records system which can record and analyze trends in medical outcome factors in hemodialysis patients.

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

      Peritoneal Dialysis Systems. The Company manufactures a range of peritoneal dialysis solutions. The Company believes that its peritoneal solution products with Safe-Lock(R) connection systems offer significant advantages for CAPD and CCPD home patients, including ease of use and greater protection against touch contamination than other peritoneal dialysis systems presently available. The Safe-Lock(R) standard system involves the connection procedure of introducing and draining the dialysis solution into and from the abdominal cavity through the use of the same bag for introduction and drainage. To use Safe-Lock(R) products, a catheter that has been surgically implanted in the patient is fitted with one part of the Safe-Lock(R) connector, and the peritoneal dialysis solution bag and tubing are fitted with the other part of the Safe-Lock(R) connector. The Company also manufactures disposable double bag systems utilizing a special drainage bag and a snap-off Y-shaped piece that is connected to the Safe-Lock(R) connector at the catheter. These double bag systems further reduce possible entry of contaminants during peritoneal dialysis. The Company's Inpersol(R) line of peritoneal dialysis products acquired by Fresenius USA from Abbott Laboratories in 1993 (the "Abbott Acquisition") is interchangeable and competitive with the peritoneal dialysis products offered by Baxter, the Company's major competitor in this field. Therefore, the addition of the Inpersol(R) product line to the Company's other products enables the Company to expand the potential customer base for which it competes, because the Company now supplies peritoneal dialysis products usable by all peritoneal dialysis patients in the U.S.

      Cyclers. While there are two main forms of peritoneal dialysis therapy, the Company believes that CCPD therapy offers patients benefits over CAPD therapy for patients who need more therapy due to body size, ultrafiltration loss or any other reason. In a standard CAPD program, a patient typically undergoes four manual two-liter exchanges of peritoneal dialysis solution over a 24-hour period, with treatment occurring seven days per week. CAPD must be performed by the patient when he or she is awake. With CCPD therapy, peritoneal dialysis cyclers provide automated dialysis solution exchange. The cycler delivers a prescribed volume of dialysis solution into the peritoneal cavity through an implanted catheter, allows the solution to dwell for a specified time, and completes the process by draining the solution. Cycling may be performed by patients at home throughout the night while sleeping. CCPD delivers more effective therapy than CAPD due to the supine position of the patient during the night, higher volume exchanges and preferable cycle management. The Company's cycling equipment incorporates microprocessor technology, that can be easily programmed by the patient, hospital or clinic staff to perform specific prescribed therapy for a given patient. Since all components are monitored and programmable, these machines allow the physician to prescribe any of a number of current therapy procedures. With nighttime cycling, the patient has complete daytime freedom, wearing only the surgically-implanted catheter and capping device. In addition, the Company believes that CCPD reduces the risk of peritonitis due to less frequent handling of the catheter.

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

         New Peritoneal Dialysis Products. Fresenius USA has recently introduced the IQcard(TM) system which has been developed to monitor patient compliance in Automated Peritoneal Dialysis Therapy. The IQcard is used with the Freedom(TM) Cycler PD+ to monitor the delivered dose of APD Therapy and record a full treatment history for each patient. It is estimated that patient non-compliance with prescribed Peritoneal Dialysis Therapy varies from 11% to 80%. Lack of compliance may be the most significant cause of inadequate dialysis and poor clinical outcomes. With IQcard, the physician has a tool for assessing patient compliance and make adjustments to the prescription as necessary to meet therapy goals.

      In March 1996, Fresenius USA received approval by the U.S. Food and Drug Administration ("FDA") of its new Premier twin bag CAPD system. This system comprises a single product, the Delflex(R) solution bag and the tubing and drainage set necessary for CAPD exchanges. The Premier twin bag system also utilizes Safe-Lock(R) connectors and, because fewer connections are required, may help to reduce patient complications associated with peritoneal dialysis therapy. The Premier twin bag system also includes new fill volumes which offer the physician the ability to prescribe larger dosages without requiring the patient to do more exchanges during the day. Fresenius USA began limited marketing of the Premier twin bag system during July 1996. Additionally, in December 1997, Fresenius Medical Care submitted to the FDA a file for review of a more advanced Premier twin bag system that utilizes additional features beyond those approved in March 1996. This application is still pending.


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

      All of the Company's machines are shipped from its facilities in Walnut Creek, California. Fresenius USA's dialyzers and certain hemodialysis disposable products are shipped to regional distribution centers from Fresenius USA's facilities in Ogden, Utah. Certain other hemodialysis equipment is shipped from McAllen, Texas/Reynosa, Mexico to the Company's regional distribution centers. Fresenius USA's disposable peritoneal dialysis products are shipped from its facility in Ogden, Utah or from Abbott facilities to regional distribution centers, and, from these regional distribution centers the products are delivered directly to the customer, in most cases the patient, by Company drivers. The drivers store deliveries in the location desired by the patient rotate disposable products so that the oldest products are used first, and generally provide continuity of contact between Fresenius USA and patients who use Fresenius USA's peritoneal dialysis products. Products of the Renal Products Division of the Company are distributed through 25 warehouse facilities in the U.S. At the time of the Abbott Acquisition by Fresenius USA, Abbott Laboratories had agreements with numerous hospitals pursuant to which these hospitals could order the full line of Abbott Laboratories products, including renal dialysis products, from Abbott Laboratories. Abbott Laboratories agreed to act as Fresenius USA's distributor for the continued sale of Inpersol(R) products to hospitals through the third quarter of 1998. Fresenius USA undertook its own distribution effective October 1, 1998.

      The Company offers customer service, training and education, and technical support such as field service, spare parts, repair shops, maintenance, and warranty regulation. The Company also provides training sessions on the Company's equipment. The Company provides supportive literature on the benefits of its core business products. The Company's management believes its service organizations have a reputation for reliability and high quality service.

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

      The Company owns a 344,000 square-foot facility in Ogden, Utah for the manufacture of disposable products, including polysulfone dialyzers and peritoneal dialysis solutions. This facility uses automated equipment for the production of polysulfone dialyzers and sterile solutions in flexible plastic containers. The design of the Company's Ogden facility is based on the design of a Fresenius Medical Care facility in St. Wendel, Germany, and was constructed in consultation with Fresenius AG. The Company, through Fresenius USA, also purchases dialyzers and polysulfone bundles from Fresenius Medical Care. The Company believes that it is the principal manufacturer of polysulfone dialyzers in the U.S. While the Company obtains the film used in the manufacture of its plastic bags from one supplier located in The Netherlands, the Company believes that there are readily available alternative sources of supply for which the FDA could grant expedited approval. The Company also intends to manufacture its own plastic film for peritoneal dialysis solution bags.

       The Company also manufactures dialysis products at 7 additional plants in the U.S.. Bloodlines and PD sets are produced at facilities in Reynosa, Mexico, and McAllen, Texas, and concentrates are produced at three facilities in the U.S..

      Each step in the manufacture of the Company's products, from the initial processing of raw materials through the final packaging of the completed product, is carried out under controlled quality assurance procedures required by law and under Good Manufacturing Practices ("GMP"), as well as under comprehensive quality management systems, such as the internationally recognized ISO 9000-9004 and CE Mark standards, which are mandated by regulatory authorities in the countries in which the Company operates.

      Incoming raw materials for solutions are subjected to various physical, chemical and biological analyses to assure quality and consistency. During the production cycle, sampling and testing are performed in accordance with established quality assurance procedures. Pressure, temperature and time for various processes are monitored to assure consistency of semifinished goods. Environmental conditions are monitored to assure that particulate and bacteriological levels do not exceed specified maximums. Sampling and testing are done in accordance with physical and chemical procedures required to ensure sterility, safety and potency of finished products. The Company maintains continuing quality control and GMP education and training programs for its employees. See "-- Regulatory and Legal Matters."

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

      One of the Company's subsidiaries, Fresenius USA, obtains bloodlines under an agreement with Medisystems Corporation, whose principal source of bloodlines is a single FDA-approved plant located in Thailand. The agreement has an eight-year term ending in September 1999 and an additional multi year agreement is being negotiated. Fresenius USA is required to make minimum annual purchase commitments (currently approximately 15.0 million bloodline sets) through September 1999. The current agreement includes guaranteed price provisions, subject to permitted increases reflecting cost increases beyond the supplier's control.

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

       Fresenius Medical Care intends to continue to maintain its central research and development operations for disposable products, including dialyzers and peritoneal solutions, at its St. Wendel facility and for durable products at its facilities in Schweinfurt and Bad Homburg, Germany. It expects that as its dialysis products business continues to expand internationally, research and development activities by its international operations, including the Company, will rely primarily on the research and development activities conducted at St. Wendel, Schweinfurt, and Bad Homburg, with local activities focusing on cooperative efforts with those facilities to develop new products and product modifications for local markets. The Company's product development staff works closely with the Fresenius Medical Care research and development group in this regard. Fresenius Medical Care employs approximately 232 persons in research and development (including medical doctors, engineers, technicians and research scientists), and conducts its activities at three locations in Germany (at the St. Wendel facility, the Schweinfurt facility and the Bad Homburg facility), and in Walnut Creek, California and Ogden, Utah. Fresenius Medical Care's research and development expenses were $31 million in 1998.

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

       COMPETITION

      The markets in which the Company sells its dialysis products are highly competitive. Among the Company's competitors in the sale of hemodialysis and peritoneal dialysis products are CGH Medical (an affiliate of Gambro AB), Baxter, Inc., Althin, Asahi Medical Co., Ltd., Bellco S.p.A. (a subsidiary of Sorin Biomedica S.p.A.), Bieffe Medital S.p.A., B. Braun Melsungen AG, Nissho Corporation (including Nissho Nipro Corporation Ltd.), Nikkiso Co., Ltd., Terumo Medical Corporation and Toray Medical Co., Ltd. Some the Company's competitors possess greater financial, marketing and research and development resources than the Company.

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

EMPLOYEES

         At December 31, 1998, the Company employed approximately 23,138 employees, including part-time and per diem employees. Such persons are employed by the Company's principal businesses as follows: dialysis treatment and laboratory services, approximately 20,023 employees; and dialysis products, approximately 3,115 employees. Medical Directors of the Company's dialysis centers are retained as independent contractors. Management believes that its relations with its employees are good. Approximately 511, or 2% of the Company's employees are covered by union agreements.


REGULATORY AND LEGAL MATTERS

      Regulatory Overview

      The operations of the Company are subject to extensive governmental regulation at the federal, state and local levels. regarding the operation of dialysis centers, laboratories and manufacturing facilities, the provision of quality health care for patients, the maintenance of occupational, health, safety and environmental standards and the provision of accurate reporting and billing for governmental payments and/or reimbursement. In addition, some states prohibit ownership of health care providers by for-profit corporations or establish other regulatory barriers to direct ownership by for-profit corporations. In those states, the Company works within the framework of local laws to establish alternative contractual arrangements for the provision of services to those facilities.

      Any failure by the Company or its subsidiaries to receive required licenses, certifications or other approvals for new facilities, significant delays in such receipt, loss of its various federal certifications, termination of licenses under the laws of any state or other governmental authority or changes resulting from health care reform or other government actions that reduce reimbursement or reduce or eliminate coverage for particular services rendered by the Company or its subsidiaries could have a material adverse effect on the business, financial condition and results of operations of the Company.

      The Company must comply with legal and regulatory requirements under which it operates, including the federal Medicare and Medicaid Fraud and Abuse Amendments of 1977, as amended (the "anti-kickback statutes"), the federal restrictions on certain physician referrals (commonly known as the "Stark Law") and other fraud and abuse laws and similar state statutes, as well as similar laws in other countries. Certain of NMC's and its subsidiaries' activities are subject to investigation (the "OIG Investigation") by the Office of the Inspector General ("OIG") of the HHS. See "--Legal Proceedings" for information about the OIG's investigations and about additional regulatory, investigatory and legal proceedings with respect to the Company. Moreover, there can be no assurance that applicable laws, or the regulations thereunder, will not be amended, or that enforcement agencies or the courts will not make interpretations inconsistent with those of the Company, any one of which could have a material adverse effect on its business, reputation, financial condition and results of operations of the Company. Sanctions for violations of these statutes may include criminal or civil penalties, such as imprisonment, fines or forfeitures, denial of payments, and suspension or exclusion from the Medicare and Medicaid programs. In the U.S., these laws have been broadly interpreted by a number of courts, and significant government funds and personnel have been devoted to their enforcement because such enforcement has become a high priority for the federal government and some states. The Company, and the health care industry in general, will continue to be subject to extensive federal, state and foreign regulation, the full scope of which cannot be predicted.

      NMC had historically employed certain mechanisms to monitor its compliance with relevant laws, rules, regulations and business standards. Such compliance-related policies and activities included periodic reaffirmations of business ethics standards, internal audit reviews and legal reviews. To increase the effectiveness of its compliance activities, the Company initiated in the fall of 1996 a review and enhancement of NMC's compliance systems. It also hired a senior-level corporate compliance officer to assist with such efforts.

      In connection with its compliance program, the Company established a toll-free Employee Action Line accessible to all its employees to seek guidance and report potentially improper or unethical actions, or report violations of applicable law or policies. Confidentiality of callers is protected to the extent permitted by law, and the Company has a policy against retaliation or retribution against anyone who in good faith reports an ethical or legal concern. The Company seeks to ensure that cases are investigated thoroughly, objectively, and promptly. A Code of Ethics and Business Conduct was developed and distributed to all the Company employees in January 1997. This document emphasizes the Company's commitment to conduct business in accordance with the highest legal and ethical standards of business conduct, which every employee has an obligation to uphold.

      Compliance training for employees began in 1996. Currently, compliance training is performed by Company management under the supervision and guidance of the Company's Compliance Officer. The compliance training program, featuring both live and video presentations, focuses on the current regulatory environment, the Company's commitment to compliance, a page-by-page review of the Code of Ethics and Business Conduct, a discussion of the Employee Action Line, and an analysis of hypothetical cases involving compliance and ethics challenges. Substantially all of the Company's employees throughout the United States received compliance training by the end of the first quarter of 1998. Training for new employees is ongoing.

      Compliance-related communications to all employees have been and will continue to be made regularly. In addition, compliance audits are a part of the Company's overall compliance program. For example, the Company's Compliance Officer oversees training and audits required under Spectra's Laboratories' Corporate Integrity Agreement as discussed below.

      Prior to Spectra's acquisition by the Company, Spectra settled an investigation by the government and entered into a Corporate Integrity Agreement ("Agreement"). This Agreement provides for a government-mandated compliance program which, among its provisions, requires an annual independent review to assess the effectiveness of internal controls and the implementation and operation of the program. Under its provisions, a material breach of the Agreement may result in exclusion of Spectra from the Medicare and Medicaid programs. A similar agreement was executed by Spectra to settle state Medicaid claims.

      In February 1999 the government advised Spectra that it may be in material breach of the Agreement. Spectra is currently reviewing the government's areas of concern and will take any necessary corrective action. While there can be no assurances, the Company does not believe that the outcome of this matter will have an adverse effect on the Company.

      PRODUCT REGULATION

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

      A "510(k)" pre-market notification or pre-market approval application is required before certain new FDA-regulated devices may be sold or marketed in the U.S. The FDA generally classifies medical devices as class I devices, which are subject to general controls (e.g., labeling, pre-marketing notification and adherence to GMP); class II devices, which are subject to special controls (e.g., performance standards, post-marketing surveillance, patient registries and FDA guidelines); and class III devices, which include life-sustaining, lifesupporting and implantable devices, or new devices which are not substantially equivalent to devices in interstate commerce prior to 1976 and which require pre-market approvals. The FDA will generally grant 510(k) clearance if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device, or a class III medical device for which the FDA does not require pre-marketing approval. The FDA may request additional data or require pre-marketing approval for any device. The approval process is expensive, time consuming and subject to unanticipated delays. There can be no assurance that the Company will obtain necessary regulatory approvals or clearances within reasonable time frames, if at all. Any such delay or failure to obtain regulatory approval or clearances could have a materially adverse effect on the business, financial condition and results of operations of the Company.

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

      See "--Legal Proceedings--FDA Matters" and "--Legal Proceedings--District of New Jersey Investigation" for information about certain FDA matters, including warning letters and import alerts that the FDA issued from 1991 through 1993 with respect to certain products assembled by NMC and the Consent Decree entered into thereafter; 1994 and 1995 FDA audits of certain Fresenius USA manufacturing facilities; and a District of New Jersey federal grand jury investigation into NMC's historical activities

FACILITIES AND OPERATIONAL REGULATION

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

      The operations of the Company are subject to various U.S. Department of Transportation, Nuclear Regulatory Commission and Environmental Protection Agency requirements and other federal, state and local hazardous and medical waste disposal laws. As currently in effect, laws governing the disposal of hazardous waste do not classify most of the waste produced in connection with the provision of dialysis, or laboratory services as hazardous, although disposal of nonhazardous medical waste is subject to specific state regulation. SRM, Spectra and LifeChem, however, do generate hazardous waste which is subject to specific disposal requirements. The operations of the Company are also subject to various air emission and wastewater discharge regulations.

      Federal, state and local regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel qualifications and licensing, maintenance of proper records, equipment, quality assurance programs, the operation of pharmacies, and dispensing of controlled substances. All of the operations of the Company in the U.S. are subject to periodic inspection by federal and state agencies and other governmental authorities to determine if the operations, premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis centers, renal diagnostic support business and laboratories must be certified by HCFA. All of the Company's dialysis centers, and laboratories that furnish Medicare services are so certified.

      Certain facilities of the Company and certain of their employees are also subject to state licensing statutes and regulations. These statutes and regulations are in addition to federal and state rules and standards that must be met to qualify for payments under Medicare, Medicaid and other government reimbursement programs. Licenses and approvals to operate these centers and conduct certain professional activities are customarily subject to periodic renewal and to revocation upon failure to comply with the conditions under which they were granted. See "--Legal Proceedings--FDA Matters" for information about 1995 FDA audits of Fresenius USA's facilities.

      The Occupational Safety and Health Administration ("OSHA") regulations require employers to provide employees who work with blood or other potentially infectious materials with prescribed protections against blood-borne and air-borne pathogens. The regulatory requirements apply to all health care facilities, including dialysis centers, laboratories and renal diagnostic support business, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, blood-borne pathogens training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, engineering and work practice controls and other OSHA-mandated programs for blood-borne and air-borne pathogens.

      Some states in which the Company operates have Certificate of Need ("CON") laws that require any person or entity seeking to establish a new health care service or to expand an existing service to apply for and receive an administrative determination that the service is needed. The Company currently operates in 13 states and the District of Columbia and Puerto Rico that have CON laws applicable to dialysis centers. These requirements may provide a barrier to entry to new companies seeking to provide services in these states, but also may constrain the Company's ability to expand its operations in these states.

      REIMBURSEMENT



      Dialysis Services. The Company's dialysis centers provide outpatient hemodialysis treatment and related services for ESRD patients. In addition, some of the Company's centers offer services for the provision of peritoneal and hemodialysis treatment at home.

      The Medicare program is the primary source of Dialysis Services' revenues from dialysis treatment. For example, in 1998, approximately 57% of Dialysis Services revenues resulted from Medicare's ESRD program. As described below, Dialysis Services is reimbursed by the Medicare program in accordance with the Composite Rate for certain products and services rendered at the Company's dialysis centers. As described in the next paragraph, other payment methodologies apply to Medicare reimbursement for other products and services provided at the Company's dialysis centers and for products (such as those sold by the Company) and support services furnished to ESRD patients receiving dialysis treatment at home (such as those of Dialysis Products). Medicare reimbursement rates are fixed in advance and are subject to adjustment from time to time by the U.S. Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned.

      When Medicare assumes responsibility as primary Dialysis Products payor (see "Reimbursement--Coordination of Benefits"), Medicare is responsible for payment of 80% of the Composite Rate set by HCFA for dialysis treatments. The Composite Rate governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Composite Rate consists of labor and nonlabor components with adjustments made for regional wage costs, subject to a national payment floor and ceiling currently ranging from $117 to $139 per treatment, with exceptions based on specified criteria. In certain instances, products sold by Fresenius USA and Dialysis Products are included in the non-labor component of the Composite Rate as described below.

      The method under which the Company is reimbursed for home dialysis is based on which supplier is selected to provide dialysis supplies and equipment. If the center is designated as the supplier ("Method I"), the center provides all dialysis treatment related services, including equipment and supplies, and is reimbursed using a methodology based on the Composite Rate. If Dialysis Products is designated as the direct supplier ("Method II"), Dialysis Products provides the patient directly with all necessary equipment and supplies and is reimbursed by Medicare subject to a capitated ceiling. Clinics provide home support services to Method II patients and these services are reimbursed at a monthly fee for service basis subject to a capitated ceiling. The reimbursement rates under Method I and Method II differ, although both are prospectively determined and are subject to adjustment from time to time by Congress.

      Certain items and services that the Company furnishes at its dialysis centers are not included in the Composite Rate and are eligible for separate Medicare reimbursement, typically on the basis of established fee schedule amounts. Such items and services include certain drugs (such as EPO), blood transfusions and certain diagnostic tests. The rate of utilization by the Company's facilities of items and services that are not included in the Composite Rate is a subject of the OIG Investigation. See "--Legal Proceedings--OIG Investigation."

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

      In 1990, Congress required that the Prospective Payment Assessment Commission ("PROPAC") study dialysis costs and reimbursement and make reports annually to Congress with a recommendation as to the appropriateness of changes to the ESRD reimbursement rates. In 1993, PROPAC recommended a 2.5% increase in the Composite Rate for independent freestanding dialysis facilities, which was not implemented by Congress. In March 1994 and again in 1995, PROPAC recommended that no changes be made in the reimbursement rate. In March 1996, PROPAC recommended a 2% increase in the Composite Rate for independent freestanding dialysis facilities. In March 1997, the Medicare Payment Advisory Commission ("MedPAC") recommended a 2.8% increase in the Composite Rate for both independent freestanding dialysis facilities and hospital-based dialysis facilities for fiscal year 1998 which was not implemented by Congress. Congress is not required to, and no congressional action was taken to, implement the MedPAC recommendations and Congress could establish a different reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the rate of Medicare reimbursement. Any significant decreases in the Medicare reimbursement rates could have a material adverse effect on the Company's provider business and, because the demand for products is affected by Medicare reimbursement, on its products business. Increases in operating costs that are affected by inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, also may adversely affect the Company's business and results of operations.

      The patient or third-party insurance payors, including employer-sponsored health insurance plans, commercial insurance carriers and the Medicaid program, are responsible for paying any co-payment amounts for approved services not paid by Medicare (typically the annual deductible and 20% co-insurance), subject to the specific coverage policies of such payors. The extent to which the Company is actually paid the full co-payment amounts depends on the particular responsible party. Each third-party payor, including Medicaid, makes payment under contractual or regulatory reimbursement provisions which may or may not cover the full 20% co-payment or annual deductible. Where the patient has no third-party insurance or the third party insurance does not cover copayment or deductible and is not eligible for Medicaid, the patient is responsible for paying the co-payments or the deductible, which the Company frequently does not collect fully despite reasonable collection efforts. In certain cases, the Company through NMC has paid, or provided loans for the payment of, premiums for supplemental medical insurance (under which Medicare Part B coverage is provided) and/or for Medigap insurance (which covers co-payment amounts) on behalf of financially needy patients. NMC believes that, in most cases, this practice was lawful prior to the effective date of the Health Insurance Portability and Accountability Act, Public Act 104-191 ("HIPAA"). The practice of providing loans or grants for the payment of supplemental medical insurance premiums by NMC was one of the subjects of review by the government as part of the OIG Investigation. See "--Legal Proceedings--OIG Investigation" and
"--Legal Proceedings--Supplemental Medical Insurance." The government, however, advised the Company orally that it is no longer pursuing this issue. Furthermore, as a result of the passage of the HIPAA, the Company terminated making such payments on behalf of its patients. Instead, the Company, together with other representatives of the industry, obtained an advisory opinion from the OIG, whereby, consistent with specified conditions, the Company and other similarly situated providers may make contributions to a non-profit organization that has volunteered to make these payments on behalf of indigent ESRD patients, including patients of the Company.

      Laboratory Tests. A substantial portion of SRM's net revenues are derived from Medicare, which pays for clinical laboratory services provided to dialysis patients in two ways. First, payment for certain routine tests is included in the Composite Rate paid to the centers. As to such services, the dialysis centers obtain the services from a laboratory and pay the laboratory for such services. In accordance with industry practice, SRM usually provides such testing services under capitation agreements with its customers pursuant to which it bills a fixed amount per patient per month to cover the laboratory tests included in the Composite Rate at the designated frequencies. In October 1994, the OIG issued a special fraud alert in which it stated its view that the industry practice of providing tests covered by the Composite Rate at below fair market value raised issues under the anti-kickback statutes, as such an arrangement with an ESRD facility appeared to be an offer of something of value (Composite Rate tests at below market value) in return for the ordering of additional tests billed directly to Medicare. See "--Anti-kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws" for a description of this statute. LifeChem's use of capitation rates in billing for tests in the Composite Rate is a subject of the OIG Investigation. See "--Legal Proceedings-- OIG Investigation" and "--Legal Proceedings--LifeChem."

      Second, laboratory tests performed by SRM for Medicare beneficiaries that are not included in the Composite Rate are separately billable directly to Medicare. Such tests are paid at 100% of the Medicare fee schedule amounts, which are limited by national ceilings on payment rates, called National Limitation Amounts ("NLAs"). Congress has periodically reduced the fee schedule rates and the NLAs, with the most recent reductions in the NLAs occurring in January 1998. (As part of the Balanced Budget Act of 1997, Congress lowered the NLAs from 76% to 74% effective January 1, 1998.) Congress has also approved a five year freeze on the inflation updates based on the Consumer Price Index
(CPI) for 1998-2002. In addition, LifeChem's practice of billing Medicare directly for certain laboratory tests is a subject of the OIG Investigation and, therefore, recent changes in such direct billing practices could materially affect SRM's revenues. The issue of whether LifeChem inappropriately provided to physicians information regarding the diagnosis codes required to assure reimbursement for laboratory services is a subject of the OIG Investigation.

      Medicare carriers have aggressively implemented Local Medical Review Policies (LMRPs) limiting the coverage of certain clinical laboratory services to an established list of diagnosis codes supporting medical necessity. These LMRPs set forth medical necessity criteria based on diagnosis coding as well as frequency of service provisions. Provisions in the Balanced Budget Act of 1997, require the Secretary of HHS to adopt uniform coverage and payment policies for laboratory testing by July 1, 1999. The adoption of additional coverage policies would reduce the number of covered services and could materially affect SRM's revenues. See "--Legal Proceedings--OIG Investigation" and "--Legal Proceedings--LifeChem."

      See "--Legal Proceedings--OIG Investigation" and "--Legal
Proceedings--LifeChem," for information relating to LifeChem's voluntary disclosure of, and repayments associated with, certain billing problems and related proceedings.

      Laboratory tests may be ordered only by physicians based on the needs of their patients. LifeChem services are promoted to physicians by sales representatives who are Company employees. Such sales practices are a subject of the OIG Investigation. See "--Legal Proceedings--OIG Investigation" and "--Legal Proceedings--LifeChem."

      IDPN. Among its other services, SRM administers IDPN to chronic dialysis patients who suffer from gastrointestinal malfunctions. These services are covered by the Medicare program under the Medicare Parenteral and Enteral Nutrition ("PEN") benefit, which requires extensive documentation and individual physician certification of medical necessity for each patient. Treatment by IDPN has been shown to increase the body content of vital, high biologic value proteins like albumin. Deficiency of such proteins has been shown to be associated with substantially higher risk of death, both long-term and short-term (one year), among dialysis patients.

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

      The Company believes that the reduction in IDPN claims paid by Medicare represented an unauthorized policy coverage change. Accordingly, NMC, along with certain other IDPN providers, is pursuing various administrative and legal avenues, including administrative appeals, to address this problem. Although NMC contends that its IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. See "Legal Proceedings--IDPN Coverage Issues"

      SRM has continued to provide IDPN therapy to malnourished dialysis patients because the Company believes that to be the only clinically and ethically responsible course of action. Analyses of data from the Company's PSP database, both internal and as published in peer-reviewed medical journals, indicate that malnutrition measured by a serum albumin value of 3.4 g/dl or less is associated with significantly increased mortality risk in the chronic dialysis population and that IDPN is effective in increasing serum albumin and moderating mortality risk for such malnourished patients. These studies show that when these initial albumin levels were 3.0 g/dl or less, IDPN treatment was accompanied by a 70% improvement in survival. Similarly, when the initial albumin was 3.4 g/dl or less, survival with IDPN treatment was improved by about 15%. IDPN treatment is therefore associated with improved odds of survival at albumin concentration lower than 3.4 g/dl and the amount of improvement increases as albumin concentrates falls. A statistical review conducted in March 1996 suggests that about 5% of dialysis patients suffer from albumin concentration that is 3.0 g/dl or less.

      Because the management of the Company has believed that the obligation of medical professionals and companies that support medical care to ESRD patients extends beyond the mere provision of paid-for-service to advocacy for needed treatment, the Company has accepted increasing financial risk by continuing to offer IDPN.


      In April 1996, HCFA published new medical review policies which restrict substantially the number of patients for whom IDPN is reimbursed by Medicare. The new policies became final and effective for claims submitted on or after July 1, 1996. NMC and other PEN providers continue to review to what extent possible modifications to the new policies might be obtained in legislative or administrative forums.

      While the new policy permits continued coverage of IDPN and other PEN therapies, and while the potential impact of the new policy is subject to further analysis, NMC believes that the new policy has made it substantially more difficult to qualify patients for future coverage by, among other things, requiring certain patients to undergo onerous and/or invasive tests in order to qualify for coverage. The new policy also eliminates all reimbursement for infusion pumps. NMC, together with other interested parties, may seek to effect certain changes in the new policy (other than with respect to the elimination of pump revenues), and NMC has developed changes to its patient qualification procedures in order to comply with the policy. This policy continues to limit significantly the number of patients eligible for Medicare coverage of IDPN and other PEN therapies.

      If NMC is unable to collect its IDPN accounts receivable or if IDPN/PEN coverage is reduced or eliminated, the Company's business, financial position and results of operations would be materially adversely affected. See "--Legal Proceedings--IDPN Coverage Issues."

      See "--Legal Proceedings--OIG Investigation" for information on issues raised by the OIG with respect to the provision of IDPN by Homecare and related billing practices.

      EPO. Since June 1, 1989, the Medicare program has provided coverage for the administration of EPO to dialysis patients, with reimbursement made separately from the Composite Rate. Medicare reimbursement for EPO was reduced from $11.00 to $10.00 per 1,000 units, effective January 1, 1994. The OIG and the Clinton Administration recently announced an intention to seek a 10% reduction in Medicare reimbursement for EPO. Future changes in the EPO reimbursement rate, inclusion of EPO in the Composite Rate, changes in the typical dosage per administration or increases in the cost of EPO purchased by NMC could adversely affect the Company's business and results of operations, possibly materially. See "--Legal Proceedings--Qui Tam Actions."

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

      Possible Changes in Medicare. Because the Medicare program represents a substantial portion of the federal budget, in order to reduce the federal government deficit, and for other reasons, the U.S. Congress takes action in almost every legislative session to modify the Medicare program by refining the amounts payable to health care providers. Legislation or regulations may be enacted in the future that could substantially modify or reduce the amounts paid for services and products offered by the Company and its subsidiaries. In this regard, both the executive branch and members of Congress from both parties have recently proposed significant reductions in the Medicare program as part of initiatives to reduce the federal government deficit. It is also possible that statutes may be adopted or regulations may be promulgated in the future that impose additional eligibility requirements for participation in the federal and state health care programs. Such new legislation or regulations may adversely affect the Company's businesses and results of operations.

ANTI-KICKBACK STATUTES, FALSE CLAIMS ACT, STARK LAW AND FRAUD AND ABUSE LAWS

      Various operations of the Company are subject to federal and state statutes and regulations governing financial relationships between health care providers and potential referral sources and reimbursement for services and items provided to Medicare and Medicaid patients. Such laws include the anti-kickback statutes, health care fraud statutes, the False Claims Act, the Stark Law, other federal fraud and abuse laws and similar state laws. These laws apply because the Company's Medical Directors and other physicians with whom the Company has financial relationships refer patients to, and order diagnostic and therapeutic services from, the Company's dialysis centers and other operations. As is generally true in the dialysis industry, at each dialysis facility a small number of physicians account for all or a significant portion of the patient referral base. An ESRD patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges. Virtually all of the Company's centers maintain open staff privileges for local nephrologists. The ability of the Company to provide quality dialysis care and to otherwise meet the needs of patients and local physicians is central to its ability to attract nephrologists to dialysis facilities and to receive referrals from such physicians.

      The federal government, many states and private third-party insurance payors have made combating health care waste, fraud and abuse one of their highest enforcement priorities, resulting in increasing resources devoted to this problem. Consequently, the OIG and other enforcement authorities are increasing scrutiny of arrangements between physicians and health care providers for possible violations of the anti-kickback statutes or other federal laws. Certain competitors of NMC who have faced federal criminal charges under these statutes have entered into settlement agreements under which they have agreed to pay substantial fines and penalties and have entered into corporate integrity agreements. See "--Legal Proceedings" for information concerning the OIG's investigations of NMC's activities under these provisions.


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

      Because of the breadth of the anti-kickback statutes, substantial uncertainty has resulted regarding which practices violate the statutes and which practices are legitimate. Three methods the OIG uses periodically to give guidance to providers about the anti-kickback statutes are "safe harbor" regulations, special fraud alerts and advisory opinions. The safe harbor regulations, which were first promulgated in final form on July 29, 1991 and have subsequently been amended, create safe harbors from prosecution, in addition to the statutory exceptions, for certain business arrangements that would otherwise be prohibited by the anti-kickback statutes. To date, a number of regulatory safe harbors have been finalized and additional safe harbor regulations are under consideration. An arrangement that satisfies all of the standards of the applicable safe harbors is deemed not to be subject to prosecution. Arrangements that fall outside of the safe harbors do not necessarily violate the anti-kickback statutes; rather, such arrangements are not afforded protection from prosecution and may be subject to scrutiny by enforcement agencies. Special fraud alerts are intended to inform providers of the OIG's enforcement priorities and to identify suspect practices the OIG believes may violate the anti-kickback statutes. See "--Legal Proceedings" for information concerning the OIG's investigations of certain of NMC's activities, including Medical Director contracts and compensation, sales practices related to the provision of laboratory services and payments made to dialysis facilities in connection with "hang fees" relating to the provision of IDPN services. Effective February 1997, the OIG must respond to requests for advisory opinions concerning whether certain activities violate the anti-kickback statutes. See "--Legal Proceedings--The Health Insurance Portability and Accountability Act of 1996" for a reference to the advisory opinion provision.

      Some states also have enacted statutes similar to the anti-kickback statutes, which may include criminal penalties, applicable to referrals of patients regardless of payor source, and may contain exceptions different from state to state and from those contained in the federal anti-kickback statutes.

      FALSE CLAIMS ACT AND RELATED CRIMINAL PROVISIONS

      The federal False Claims Act (the "False Claims Act") imposes civil penalties for making false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Moreover, private individuals may bring qui tam or "whistle blower" suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the anti- kickback statutes under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties of $5,000 to $10,000 per claim and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense.

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

      The law requires the Secretary of HHS to issue advisory opinions regarding what constitutes a violation under the anti-kickback statutes and whether an arrangement satisfies a statutory exception or regulatory safe harbor to the anti-kickback law. While applicable only to the party requesting the advisory opinion, these opinions may provide general guidance and insight.

      Significantly, the law expands criminal sanctions for health care fraud involving any governmental or private health benefit program, including freezing of assets and forfeiture of property traceable to commission of a health care offense.

      BALANCED BUDGET ACT OF 1997

      The Balanced Budget Act of 1997 ("the BBA") contained sweeping adjustments to both the Medicare and Medicaid programs, as well as further expansion of the fraud and abuse laws. Specifically, the BBA created a civil monetary penalty for violations of the federal anti-kickback statute whereby violations will result in damages equal to three times the amount involved as well as a penalty of $50,000 per violation. In addition, the new provisions expanded the exclusion requirements so that any person or entity convicted of three health care offenses is automatically excluded from federally funded health care programs for life. Individuals or entities convicted of two offenses are subject to mandatory exclusion of 10 years, while any provider or supplier convicted of any felony may be denied entry into the Medicare program by the Secretary of HHS if deemed to be detrimental to the best interests of the Medicare program or its beneficiaries.

      The BBA also provides that any person or entity that arranges or contracts with an individual or entity that has been excluded from a federally funded health care program will be subject to civil monetary penalties if the individual or entity "knows or should have known" of the sanction. The BBA also requires that a variety of providers, including home health agencies, equipment suppliers and rehabilitation agencies, post a $50,000 surety bond in an effort to deter "sham" providers and suppliers from entering the Medicare program. In addition, the BBA requires HCFA to issue advisory opinions in response to inquiries as to whether physician referrals for designated health services are prohibited by the Stark law. While applicable only to the party requesting the advisory opinion, these opinions may provide general guidance and insight.

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

      STARK LAW

    The original Stark Law, known as "Stark I" and enacted as part of the Omnibus Budget Reconciliation Act of 1989, prohibits a physician from referring Medicare patients for clinical laboratory services to entities with which the physician (or an immediate family member) has a financial relationship, unless certain exceptions apply. Sanctions for violations of the Stark Law may include denial of payment, refund obligations, civil monetary penalties and exclusion of the provider from the Medicare and Medicaid programs. The Stark Law prohibits the entity receiving the referral from filing a claim or billing for services arising out of the prohibited referral.

      Provisions of OBRA 93, known as "Stark II," amended Stark I to revise and expand upon various statutory exceptions, to expand the services regulated by the statute to a list of "Designated Health Services," and to prohibit Medicaid referrals where a financial relationship exists. The provisions of Stark II generally became effective on January 1, 1995. The additional Designated Health Services include: physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computer axial tomography scans and ultrasound services; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. The Company has determined that the Stark Law does apply to dialysis-related Designated Health Services not paid for under the Composite Rate as well as to certain services provided by SRM's renal support business. However, pursuant to proposed regulations implementing Stark II, published on January 9, 1998, erythropoietin (EPO) provided to ESRD patients as part of a renal dialysis treatment plan is specifically exempted as a Designated Health Service. Further, in the proposed regulations discussing Durable Medical Equipment, ESRD equipment and supplies are excluded from coverage as a Designated Health Service because the ESRD benefit is distinguished under Medicare from the DME benefit. Outpatient prescription drugs and in-hospital treatments would also be excluded.

      Prior to the effective date of Stark II, NMC had compensated the substantial majority of its Medical Directors on the basis of a percentage of net pre-tax earnings of the facilities. In response to Stark II, since January 1, 1995, Dialysis Services has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. The compensation of Medical Directors is a subject of the OIG Investigation. See "--Legal Proceedings--OIG Investigation" and "--Medical Director Compensation."

      On August 14, 1995, HCFA promulgated a final regulation implementing Stark I and its statutory restrictions on referrals for clinical laboratory services. One of the provisions of the regulation significantly affecting dialysis providers is HCFA's interpretation that the Stark Law applies to dialysis-related laboratory services. However, in proposed regulations published on January 9, 1998, HCFA proposed a regulatory exception for clinical laboratory services paid for as part of the Composite Rate. The proposed Stark II regulations follow the provisions set forth in the Stark I regulation in that any service included as part of the Composite Rate is not considered a Designated Health Service. The government has not yet finalized the Stark II regulations.

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

HEALTH CARE REFORM

      Health care reform is considered by many in the U.S. to be a national priority. Members of Congress from both parties and the executive branch are continuing to consider many health care proposals, some of which are comprehensive and far-reaching in nature. As noted above, the Medicare+Choice Program was developed as part of the amendments in the BBA. This program is designed to expand the options for Medicare beneficiaries and may have a significant impact on the manner in which health care is delivered in the future. Several states are also currently considering health care proposals. It cannot be predicted what additional action, if any, the federal government or any state may ultimately take with respect to health care reform or when any such action will be taken. Health care reform may bring radical changes in the financing and regulation of the health care industry, which could have a material adverse effect on the business of the Company and the results of its operations.

CHANGES IN THE HEALTH CARE INDUSTRY.

      Significant changes in the health care industry are occurring as a result of market driven forces that are creating significant downward pressure on reimbursement rates that the Company and its subsidiaries will receive for their services and products. A substantial portion of third-party health insurance is now furnished through some type of managed care plan, including HMOs.

      Managed care plans are increasing their market share, and this trend may accelerate as a result of the merger and consolidation of providers and payors in the health care industry and as a result of the discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through such managed care plans. At the same time, private purchasing cooperatives and the government are attempting to limit premium increases for these plans. In such an environment, controlling underlying medical costs is the only vehicle for ensuring satisfactory managed care plan margins. Managed care plans have been aggressive in seeking lower reimbursement levels for virtually all providers. For some populations, plans have sought to limit their own financial risk by negotiating capitation agreements under which providers assume responsibility for delivering a range of services at a fixed payment amount. Capitation effectively "locks in" a base of patients for providers who accept such arrangements. If substantially more patients of the Company join managed care plans or if such plans reduce reimbursements or capitate competitor companies, the Company's business and results of operations could be adversely affected, possibly materially.


ITEM 2. PROPERTIES

      The table below describes the Company's principal facilities as of the date hereof.


                                 FLOOR AREA
                                 (APPROXIMATE           CURRENTLY OWNED
     LOCATION                    SQUARE FEET)           OR LEASED                  USE
     --------                    ------------           ---------------            ---


Lexington, Massachusetts            200,000               leased       Corporate headquarters and administration.

Walnut Creek, California             85,000               leased       Warehousing; machine manufacture and assembly.

Ogden, Utah                         334,000               owned        Production of disposable products.

Delran, New Jersey                   42,000               leased       Manufacture of liquid hemodialysis concentrate
solutions.

Perrysburg, Ohio                     35,000               leased       Manufacture of dry hemodialysis concentrates.

Livingston, California               32,000               leased       Manufacture of liquid hemodialysis concentrate
solutions.

McAllen, Texas                       92,856               leased/      Manufacture of bloodlines.
                                                          owned(1)

Reynosa, Mexico                      48,745               owned        Manufacture of bloodlines.


Fremont, California                  72,000               leased       Clinical  laboratory testing

Woodland Hills, California           24,000               leased       Clinical laboratory testing

Rockleigh, New Jersey                85,000               leased       Clinical Laboratory testing

----------
(1)   Land is leased, building is owned.

     The lease on the Walnut Creek facility expires in 2002. The Company owns one warehouse and leases 18 warehouses throughout the U.S. These warehouses are used as regional distribution centers for Dialysis Services' peritoneal dialysis products business. All such warehouses are subject to leases with remaining terms not exceeding four years. At December 31, 1998, Dialysis Services distributed its products through 25 warehouse facilities

      The Company leases its corporate headquarters in Lexington, Massachusetts. This lease expires on October 31, 2007.

      The Company's subsidiaries lease most of the dialysis centers, and manufacturing, laboratory, distribution and administrative and sales facilities in the U.S. on terms which the Company believes are customary in the industry. The Company's subsidiaries own those dialysis centers and manufacturing facilities that it does not lease.

ITEM 3.  LEGAL PROCEEDINGS

     As discussed in greater detail below, most aspects of NMC's U.S. businesses are the subject of criminal or civil investigations by several federal agencies and authorities, the outcome of which cannot be predicted. If the government were successfully to pursue claims arising from any of these investigations, NMC and one or more of its subsidiaries could be subject to civil or criminal penalties, including substantial fines, suspension of payments or exclusion from the Medicare and Medicaid programs as well as other federal health care benefit programs, which provide over 60% of NMC's revenues. In addition, NMC could be required to change billing or other practices which could adversely affect NMC's revenues. In addition, as discussed below, NMC has become aware that it is the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the government investigations, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. In the process of unsealing federal whistleblower complaints, it is not unusual for courts to allow the government to inform the Company and its counsel of a complaint prior to the time the Company may be legally permitted to disclose it to the public. NMC may be the subject of other "whistleblower" actions not known to the Company. Fresenius Medical Care and the Company have guaranteed NMC's obligations relating to or arising out of the OIG Investigation and the qui tam proceedings, and indemnified Grace Chemicals for any such liabilities.

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

     The Company is cooperating with the OIG Investigation. The Company believes that the government continues to review and evaluate the voluminous information the Company has provided. As indicated above, the government continues, from time to time, to seek supplementing and/or clarifying information from the Company. The Company understands that the government has utilized a grand jury to investigate these matters. The Company expects that this process will continue while the government completes its evaluation of the issues.

     The OIG Investigation covers the following areas: (a) NMC's dialysis services business, principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare, Medicaid, CHAMPUS and other government and commercial payors, its billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) LifeChem's laboratory business, including testing procedures, marketing, customer relationships, competition, overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, a 1997 review of dialysis facilities' standing orders, and the provision of discounts on products from NMC's products division, grants, equipment and entertainment to customers; and
(d) Homecare and, in particular, information concerning IDPN utilization, documentation of claims and billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

     The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the False Claims Act and other federal and state statutes and regulations applicable to NMC's business can be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, it is expected that the government will assert that NMC has violated multiple statutory and regulatory provisions. Additionally, nine and possibly other qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

     During the appropriately three and one-half years since the initial subpoenas were served NMC and the government have met periodically to discuss issues in connection with the OIG Investigation, including theories of liability. Recently, NMC and the government have begun to explore the possibility of settling the matters which are encompassed by the OIG Investigation and, as referenced below, have reached and agreement in principle in connection with the diagnostics investigation matter. There can be no assurance that any of the other matters subject to the OIG Investigation will be settled. If, however, one or more of the matters encompassed by the OIG Investigation is settled, it may result in NMC acknowledging that its past practices violated federal statutes, as well as NMC incurring substantial civil and criminal financial penalties which could have a material adverse effect on the Company. If one or more of these matters is not settled, the government may be expected to initiate litigation in which it would seek substantial civil and criminal financial penalties and other sanctions that could result in the exclusion of NMC and its subsidiaries from the Medicare program, Medicaid program and other federal health care programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies."

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

     MEDICAL DIRECTOR COMPENSATION

     The government is investigating whether Dialysis Services' compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statutes, rather than payment for services rendered. Dialysis Services compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by MPG on products purchased by the Medical Director's facility from MPG and (until January 1, 1992) a portion of the profit earned by LifeChem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

     To comply with Stark II if Designated Health Services are involved, Medical Director compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties. Since January 1, 1995, Dialysis Services has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. In renegotiating its Medical Director compensation arrangements in connection with Stark II, Dialysis Services took and continues to take account of the compensation levels paid to its Medical Directors in prior years.

     Certain government representatives have expressed the view in meetings with counsel for NMC that arrangements where the Medical Director was or is paid amounts in excess of the "fair market value" of the services rendered may evidence illegal payments to induce referrals, and that hourly compensation is a relevant measure for evaluating the "fair market value" of the services. Dialysis Services does not compensate its Medical Directors on an hourly basis and has asserted to the government that hourly compensation is not a determinative measure of fair market value. Although the Company believes that the compensation paid to its Medical Directors is generally reflective of fair market value, there can be no assurances that the government will agree with this position or that the Company ultimately will be able to defend its position successfully. Because of the wide variation in local market factors and in the profit percentage contractually negotiated between Dialysis Services and its Medical Directors prior to January 1, 1995, there is a wide variation in the amounts that have been paid to Medical Directors.

     As a result, the compensation that Dialysis Services has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the government that its compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the government that OIG auditors repeatedly reviewed Dialysis Services' compensation arrangements with its Medical Directors in connection with their audits of the costs claimed by Dialysis Services; that the OIG stated in its audit reports that, with the exception of certain technical issues, Dialysis Services had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that Dialysis Services reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the government will accept NMC's assertions concerning the legality of its arrangements generally or NMC's assertion that it reasonably relied on OIG audits, or that the government will not focus on specific arrangements that DSD has made with one or more Medical Directors and assert that those specific arrangements were or are unlawful.

     The government is also investigating whether Dialysis Services' profit sharing arrangements with its Medical Directors influenced them to order unnecessary ancillary services and items. NMC has asserted to the government that the rate of utilization of ancillary services and items by its Medical Directors is reasonable and that it did not provide illegal inducements to Medical Directors to order ancillary services and items.

     CREDIT BALANCES

     In the ordinary course of business, medical service providers like Dialysis Services receive overpayments from Medicare intermediaries and other payors for services that they provide to patients. Medicare intermediaries commonly direct such providers to notify them of the overpayment and not remit such amounts to the intermediary by check or otherwise unless specifically requested to do so. In 1992, HCFA adopted a regulation requiring certain Medicare providers, including dialysis centers, to file a quarterly form listing unrecouped overpayments with the Medicare intermediary responsible for reimbursing the provider. The first such filing was required to be made as of June 30, 1992 for the period beginning with the initial date that the provider participated in the Medicare program and ending on June 30, 1992.

     The government is investigating whether Dialysis Services intentionally understated the Medicare credit balance reflected on its books and records for the period ending June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. Dialysis Services's policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of Dialysis Services for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations and that its initial filing with the intermediaries disclosed the credit balance on the books and records of Dialysis Services as shown in accordance with its policy, but there can be no assurance that the government will accept NMC's views. The government has inquired whether other divisions including Homecare, LifeChem and DSI have appropriately treated Medicare credit balances as well as credit balances of other payors.

     The government is also investigating whether Dialysis Services failed to disclose Medicare overpayments that resulted from Dialysis Services' obligation to rebill commercial payors for amounts originally billed to Medicare under HCFA's initial implementation of the OBRA 93 amendments to the secondary payor provisions of the Medicare Act. Dialysis Services experienced delays in reporting a material amount of overpayments after the implementation of the OBRA 93 amendments. NMC asserts that most of these delays were the result of the substantial administrative burdens placed on Dialysis Services as a consequence of the changing and inconsistent instructions issued by HCFA with respect to the OBRA 93 amendments and were not intentional. Substantially all overpayments resulting from the rebilling effort associated with the OBRA 93 amendments have now been reported. Procedures are in place that are designed to ensure that subsequent overpayments resulting from the OBRA 93 amendments will be reported on a timely basis.

     SUPPLEMENTAL MEDICAL INSURANCE

     Dialysis Services provided grants or loans for the payment of premiums for supplemental medical insurance (under which Medicare Part B coverage is provided) on behalf of a small percentage of its patients who are financially needy. The practice of providing loans or grants for the payment of supplemental medical insurance premiums by NMC was one of the subjects of review by the government as part of the OIG Investigation.

     The Government, however, advised the Company orally that it is no longer pursuing this issue. Furthermore, as a result of the passage of HIPAA, the Company terminated making such payments on behalf of its patients. Instead, the Company, together with other representatives of the industry, obtained an advisory opinion from the OIG, whereby, consistent with specified conditions, the Company and other similarly situated providers may make contributions to a non-profit organization that has volunteered to make these payments on behalf of indigent ESRD patients, including patients of the Company. In addition, the government has indicated that it is investigating the method by which NMC made Medigap payments on behalf of its indigent patients.

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

     Capitation for routine tests and panel design. In October 1994, the OIG issued a special fraud alert in which it stated its view that the industry practice of offering to perform or performing the routine tests covered by the Composite Rate at a price below fair market value, coupled with an agreement by a dialysis center to refer all or most of its non-Composite Rate tests to the laboratory, violates the anti-kickback statutes. In response to this alert, LifeChem changed its practices with respect to testing covered by the Composite Rate to increase the amount charged to both Dialysis Services and third-party dialysis centers and reduce the number of tests provided for the fixed rate. The government is investigating LifeChem's practices with respect to these tests.

     Benefits provided to dialysis centers and persons associated with dialysis centers. The government is investigating whether Dialysis Services or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use LifeChem services. Such benefits could include, for example, discounts on products or supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, the provision of research grants and the provision of entertainment to customers. NMC has identified certain instances in which benefits were provided to customers who purchased medical products from NMC Medical Products Inc., NMC's products company, and used LifeChem's laboratory services. The government asserts that the provision of such benefits violates, among other things, the anti-kickback statutes. In December 1998, the former Vice President of Sales responsible for NMC's laboratory and products divisions plead guilty to the payment of illegal kickbacks to obtain laboratory business for NMC. In February 1999, the former President of NMC Medical Products, Inc., was indicted by the government for the payment of these same and/or similar kickbacks.

     Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce in connection with LifeChem business and testing practices. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to LifeChem's billing and testing. Subsequently, the government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided. Recently the government served investigative subpoenas requiring NMC to update its production on the above issues and to produce contract files for twenty-three identified dialysis clinic customers. The government is investigating each of these areas, and asserts that LifeChem and/or NMC have violated the False Claims Act and/or the Anti-Kickback Statute through the test ordering, paneling, requisitioning, utilization, coding, billing and auditing practices described above.

     IDPN

     Administration kits. As discussed above, one of the activities of SRM is to provide IDPN therapy to dialysis patients at both NMC-owned facilities and at facilities owned by other providers. IDPN therapy was provided by Homecare prior to its divestiture. IDPN therapy is typically provided to the patient 12-13 times per month during dialysis treatment. Bills are submitted to Medicare on a monthly basis and include separate claims for reimbursement for supplies, including, among other things, nutritional solutions, administration kits and infusion pumps. In February 1991, the Medicare carrier responsible for processing Homecare's IDPN claims issued a Medicare advisory to all parenteral and enteral nutrition suppliers announcing a coding change for reimbursement of administration kits provided in connection with IDPN therapy for claims filed for items provided on or after April 1, 1991. The Medicare allowance for administration kits during this period was approximately $625 per month per patient. The advisory stated that IDPN providers were to indicate the "total number of actual days" when administration kits were "used," instead of indicating that a one-month supply of administration kits had been provided. In response, Homecare billed for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period, which typically represented the entire month, as opposed to the number of days the treatment was actually administered. During the period from April 1991 to June 1992, Homecare had an average of approximately 1,200 IDPN patients on service.

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

     The government asserts that NMC submitted false claims for administration kits during the period from 1988 to June 30, 1996, and that Homecare's billing for administration kits during this period violated, among other things, the False Claims Act.

     Infusion Pumps and IV Poles. During the time period covered by the subpoenas, Medicare regulations permitted IDPN providers to bill Medicare for the infusion pumps and, until 1992, for IV poles provided to IDPN patients in connection with the administration of IDPN treatments. These regulations do not expressly specify that a particular pump and IV pole be dedicated to a specific patient, and NMC asserts that these regulations permitted Homecare to bill Medicare for an infusion pump and IV pole so long as the patient was infused using a pump and IV pole. Despite the absence of an express regulatory specification, Homecare developed a policy to deliver to a dialysis center a dedicated infusion pump and IV pole for each patient, although the Company cannot represent that Homecare followed this policy in every instance. The government is investigating the propriety of Homecare's billings for infusion pumps and IV poles and asserts that Homecare's billings violate the False Claims Act.

     As noted above, under the new policies published by HCFA with respect to IDPN therapy, the Company has not been able to bill for infusion pumps after July 1, 1996. The government discontinued reimbursement for IV poles in 1992.

     "Hang fees" and other payments. IDPN therapy is typically provided to the patient during dialysis by personnel employed by the dialysis center treating the patient with supplies provided and billed to Medicare by Homecare in accordance with the Medicare parenteral nutrition supplier rules. In order to compensate dialysis centers for the costs incurred in administering IDPN therapy and monitoring the patient during therapy, Homecare followed the practice common in the industry of paying a "hang fee" to the center. Dialysis centers are responsible for reporting such fees to HCFA on their cost reports. For Dialysis Services dialysis centers, the fee was $30 per administration, based upon internal Dialysis Services cost calculations. For third-party dialysis centers, the fee was negotiated with each center, typically pursuant to a written contract, and ranged from $15 to $65 per administration. The Company has identified instances in which other payments and amounts beyond that reflected in a contract were paid to these third-party centers. The Company has stopped paying "hang fees" to both Dialysis Services and third-party facilities.

     In July 1993, the OIG issued a management advisory alert to HCFA in which it stated that "hang fees" and other payments made by suppliers of IDPN to dialysis centers "appear to be illegal as well as unreasonably high." The government is investigating the nature and extent of the "hang fees" and other payments made by Homecare as well as payments by Homecare to physicians whose patients have received IDPN therapy. The government asserts that the payments by Homecare to dialysis centers violate, among other things, the anti-kickback statutes.

     Utilization of IDPN. Since 1984, when HCFA determined that Medicare should cover IDPN and other parenteral nutrition therapies, the Company has been an industry leader in identifying situations in which IDPN therapy is beneficial to ESRD patients. It is the policy of the Company to seek Medicare reimbursement for IDPN therapy only when it is prescribed by a patient's treating physician and when it believes that the circumstances satisfy the requirements published by HCFA and its carrier agents. Prior to 1994, HCFA and its carriers approved for payment more than 90% of the IDPN claims submitted by Homecare. After 1993, the rate of approval for Medicare reimbursement for IDPN claims submitted by Homecare for new patients, and by the infusion industry in general, fell to approximately 9%. The Company contends that the reduction in rates of approval occurred because HCFA and its carriers implemented an unauthorized change in coverage policy without giving notice to providers. While NMC continued to offer IDPN to patients pursuant to the prescription of the patients' treating physicians and to submit claims for Medicare reimbursement when it believed the requirements stated in HCFA's published regulations were satisfied, other providers responded to the drop in the approval rate for new Medicare IDPN patients by abandoning the Medicare
IDPN business, cutting back on the number of Medicare patients to whom they provide IDPN, or declining to add new Medicare patients. Beginning in 1994 the number of patients to whom NMC provided IDPN increased as a result.

     The government is investigating the utilization rate of IDPN therapy among NMC patients, whether NMC submitted IDPN claims to Medicare for patients who were not eligible for coverage, and whether documentation of eligibility was adequate. NMC asserts that the utilization rate of IDPN therapy among its dialysis patients, which, in 1995, averaged less than 3.5%, is the result of the factors discussed above and that it is the policy of Homecare to seek Medicare reimbursement for IDPN therapy prescribed by the patients' treating physician in accordance with the requirements published by HCFA and its carrier agents. There can be no assurance that the government will accept NMC's view. The government asserts that Homecare submitted IDPN claims for individuals who were not eligible for coverage and/or with inadequate documentation of eligibility.

     The Company believes that it has presented to the government substantial defenses which support NMC's interpretation of coverage rules of IDPN as HCFA and its carriers published and explained them, and which demonstrated that HCFA and its carriers improperly implemented unpublished, more restrictive criteria after 1993. Nevertheless, the government is expected to assert in the OIG Investigation that, on a widespread basis, NMC submitted and received payments on claims for IDPN to Medicare for patients who were not eligible for coverage, and for whom the documentation of eligibility was inadequate.

     In addition, the government asserts that, in a substantial number of cases, documentation of eligibility was false or inaccurate. With respect to some claims, the Company has determined that false or inaccurate documentation was submitted, deliberately or otherwise. The government continues to investigate the IDPN claims.

     QUI TAM ACTIONS

     The Company and NMC have become aware that nine qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective SEC and NYSE periodically required filings.

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

     The third qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in February 1996 and was disclosed to the Company in November 1996. It alleges, among other things, that a pharmaceutical manufacturer, an unaffiliated dialysis provider and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for a nonsterile intravenous drug and for intravenous drugs which were allegedly billed in excess of permissible Medicare reimbursement rates. The complaint also asserts that the defendants violated the Medicare and Medicaid anti-kickback statutes in connection with the receipt of discounts and other in kind payments as alleged inducements to purchase intravenous drugs. The complaint is focused on the business relationship between the pharmaceutical manufacturer and several providers, one of which is NMC. The complaint asserts that as a result of this allegedly wrongful conduct, the United States suffered damages. On June 28, 1997, in response to relator's motion to dismiss and the United States' declination to intervene, the District Court ordered the complaint dismissed without prejudice.

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

     The ninth qui tam was filed in the United States District Court for the District of Massachusetts in 1994 and was disclosed to the Company in February 1999. It alleges among other things that NMC violated the False Claims Act and the Anti-Kickback Statute in connection with certain billing and documentation practices regarding IDPN therapy, home oxygen therapy and certain medical billings in NMC's Chicago office.

     Each of the qui tam complaints asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in any of the qui tam actions could have a material adverse affect on the Company's business, financial condition or results of operations.

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

     Fresenius Medical Care and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of Fresenius Medical Care to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that (a) compliance by the United States with such provisions is not a condition or defense to the obligations of Fresenius Medical Care under the OIG Agreements and (b) breach of such provisions by the United States cannot and will not be raised by Fresenius Medical Care to excuse performance under the OIG Agreements. Neither the entering into of the OIG Agreements nor the providing of the Primary Guarantee and the $150 million letter of credit is an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability which may result therefrom.

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

     DIAGNOSTICS SUBPOENA

     In October 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc. ("DSI"), both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and has made extensive document production in response to the subpoena. The Company and the government have been negotiating a resolution to this matter, and negotiations have progressed to the point of a possible settlement. The Company and the government have reached an agreement in principle in which, among other things, the government has agreed to release the Company from liability in this matter in exchange for a payment of approximately $16.5 million from the Company. The Company and the government are currently negotiating the terms of a settlement agreement. The agreement is not final. For this reason, the eventual outcome of this matter, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time. The Company divested Non Renal Diagnostic Services on June 26, 1998. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Divestitures."

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

     DISTRICT OF NEW JERSEY INVESTIGATION

     NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have narrowed the issues with respect to which the government has previously expressed concerns and have recently conducted discussions in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

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

     During the period from 1991 through 1993, the FDA issued warning letters concerning four of the six Dialysis Products facilities in the U.S., as well as import alerts concerning hemodialysis bloodlines manufactured at NMC's Reynosa, Mexico facility and Focus(R) brand hemodialyzers manufactured at NMC's Dublin, Ireland facility. As a result of the import alerts, NMC was prohibited from importing the products covered by the alerts into the U.S. until the FDA confirmed compliance with GMP requirements at the facilities where such products were manufactured.

     In January 1994, NMC and certain members of its senior management entered into the Consent Decree providing that the importation of bloodlines and hemodialyzers could resume upon certification by NMC that the relevant manufacturing facility complied with GMP requirements and successful completion of an FDA inspection at the relevant facility to confirm compliance. The Consent Decree also required NMC to certify, and be inspected for, GMP compliance at all of Dialysis Products's manufacturing facilities in the U.S. Under the Consent Decree, Dialysis Products committed to maintaining ongoing compliance with GMP and related requirements at both U.S. and non-U.S. manufacturing facilities. As a result of the Consent Decree, NMC's U.S. facilities were required to undertake significant GMP improvements.

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

COMMERCIAL INSURER LITIGATION

     In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The complaint seeks unspecified damages and costs. This matter is at a relatively early stage in the litigation process, with substantial discovery just beginning and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to continue to vigorously defend the lawsuit. It is also possible that one or more other private payors may assert that NMC received excess payments and similarly, may seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid, and based on its finding, the Court also permanently enjoined HCFA from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on HCFA's motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998 NMC filed it's own motion for summary judgment requesting that the Court declare HCFA's prospective application of the April 1995 rule invalid and permanently enjoin HCFA from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Company believes that the Court's favorable rulings to date provide a stronger legal basis for NMC to collect outstanding amounts from commercial payors on the retroactive portion of the case during the first half of 1998. HCFA elected not to appeal from the Court's June 1995 and January 1998 orders. HCFA may, however, appeal all rulings at the conclusion of the litigation. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively NMC may be required to refund the payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation, and to re-bill Medicare for the same services, which would result in a net loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in such event, the Company's business, financial position and results of operations would be materially adversely affected.

     SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     In 1996, the Company (then called W.R. Grace & Co.) received a formal order of investigation issued by the Commission directing an investigation into, among other things, whether Grace violated the federal securities laws by filing periodic reports with the Commission that contained false and misleading financial information. Pursuant to this formal order of investigation, the Company has produced documents pursuant to subpoenas from the Southeast Regional Office of the Commission relating to reserves (net of applicable taxes) established by the Company and NMC during the period from January 1, 1990 to the date of the subpoena and certain corporate records and personnel material. On December 22, 1998, the Commission, in respect of the above-mentioned investigation, (a) filed a civil complaint against Grace in the United States District Court in Miami, Florida, alleging that from 1991 through 1995, Grace inappropriately used certain accounting reserves to report inaccurate results for Grace and its Health Care Group, the bulk of which was comprised of Grace's then wholly owned subsidiary NMC, and (b) instituted in respect of substantially similar allegations public administrative and cease-and-desist proceedings against seven former personnel of Grace and NMC. NMC and the Company are neither defendants (or otherwise parties) in the Commission's above-mentioned civil action nor respondents (or otherwise parties) in the Commission's above-mentioned administrative proceedings. While there can be no assurance, the Company believes that the outcome of this investigation will have no material adverse effect on the business, financial condition and results of operations of the Company.

     IDPN COVERAGE ISSUES

     SRM administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. IDPM therapy was provided by Homecare prior to its divestiture. After 1993, Medicare claims processors sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims represented an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers pursued various administrative and legal remedies, including administrative appeals, to address this reduction.

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

     NMC was successful in pursuing these claims through the administrative process, receiving favorable decisions from Administrative Law Judges in more than 80% of its cases. In early 1998, a group of claims which had been ruled on favorably were remanded by the Medical Appeals Council to a single Administrative Law Judge (the "ALJ") with extensive instructions concerning the review of these decisions. A hearing was scheduled on the remanded claims to take place in July, but later postponed until October 1998.

     Prior to the July hearing date, the United States Attorney for the District of Massachusetts requested that the hearing be stayed pending resolution of the OIG Investigation, on the basis that proceeding could adversely effect the government's investigation as well as the government's efforts to confirm its belief that these claims are false. Prior to the ALJ issuing a decision on the stay request, the U.S. Attorney's Office requested that NMC agree to a stay in the proceedings in order to achieve a potential resolution of the IDPN claims subject to the OIG Investigation as well as those which are subject to the administrative appeals process. NMC has agreed to this request, and together with the U.S. Attorney's Office has requested a stay. The ALJ has agreed to this request in order to allow the parties the opportunity to resolve both the IDPN claims which are the subject of the OIG Investigation and the IDPN claims which are the subject of the administrative proceedings. At this time, it is not possible to determine whether NMC and the government will be able to resolve issues surrounding the IDPN claims. Further proceedings on all other government appeals from the Administrative Law Judges' decisions favorable to the Company have also been stayed by agreement of the parties.

     Although NMC management believes that those IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of December 31, 1998.

     If NMC is unable to collect its IDPN receivable, either through the administrative appeal process or through negotiation, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial condition and results of operations could be materially adversely affected. NMC's IDPN receivables are included in the net assets of the Company's discontinued operations. However, these receivables have not been sold and will remain classified as discontinued operations until they have been settled. See Notes to Consolidated Financial Statements - Note 8 - "Discontinued Operations."

     SHAREHOLDER LITIGATION

     In 1995, nine purported class action lawsuits were brought against the Company (prior to the Merger, when it was Grace) and certain of its then officers and directors in various federal courts. These lawsuits were consolidated in a case entitled Murphy, et al. v. W.R. Grace & Co., et al. No. 95-CV-9003 (JFK) (the "Murphy Action"), which is pending in the U.S. District Court for the Southern District of New York. The first amended class action complaint in this lawsuit, which purports to be a class action on behalf of all persons and entities who purchased publicly traded securities of the Company during the period from March 13, 1995 through October 17, 1995, generally allege that the defendants violated federal securities laws by concealing information and issuing misleading public statements and reports concerning NMC's financial position and business prospects, a proposed spin-off of NMC, and the matters that are the subject of the OIG Investigation and the investigation by the federal grand jury in the District of New Jersey. The Murphy Action sought unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper.

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

     Grace Chemicals indemnified the Company and its affiliates for any losses related to these lawsuits, which were settled in January 1998 without the contribution of any payment in connection with the settlements by the Company or any of its affiliates.

     ADMINISTRATIVE APPEALS

      The Company regularly pursues various administrative appeals relating to reimbursement issues in connection with its dialysis facilities. One such appeal consists of a challenge to the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities. In 1998, the United States Court of Appeals for the District of Columbia ruled in favor of the Company in connection with the bad debt issue, holding that the Secretary of Health & Human Services had not adequately justified the bad debt regulation, and ruling that the government's order adopting the rule was arbitrary and capricious. The Court of Appeals remanded the matter to the Secretary to provide a more adequate explanation of the bad debt cap or to abandon it. Subsequently, the Court modified its holding to continue the bad debt regulation in effect pending remand. The Company has recently begun settlement discussions with the government in an attempt to recover reimbursement for disallowed bad debt expenses. The Company cannot predict the outcome of these discussions.

     OTHER LITIGATION AND POTENTIAL EXPOSURES

     In recent years, physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging professional negligence, malpractice, product liability, workers' compensation or related claims, many of which involve large claims and significant defense costs. The Company and NMC and their subsidiaries have been, and the Company can be expected to continue from time to time to be, subject to such suits due to the nature of the Company's business. Although the Company maintains insurance at a level which it believes to be prudent, there can be no assurance that the coverage limits will be adequate or that all asserted claims will be covered by insurance. In addition, there can be no assurance that liability insurance will continue to be available at acceptable costs. A successful claim against the Company or any of its subsidiaries in excess of insurance coverage could have a material adverse effect upon the Company and the results of its operations. Any claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the reputation and business of the Company. The Company, NMC and their subsidiaries operate a large number and wide variety of facilities throughout the U.S. In such a decentralized system it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliate companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. However, on occasion, the Company, NMC and their subsidiaries have identified instances where employees, deliberately or inadvertently, have submitted inadequate or false billings while employed by an affiliated company. The illegal actions of such persons may subject NMC to liability under the False Claims Act, among other laws, and the Company cannot predict whether such law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any other business activities of the Company. In addition, the Company asserts claims and suits arising in the ordinary course of business, the ultimate resolution of which would not, in the opinion of the Company, have a material adverse effect on its financial condition. For additional related information, see "Item 1, 'Business -- Regulatory and Legal Matters.'"

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All of the Company's common stock is held by Fresenius Medical Care. The NMC Credit Facilities and the indentures pertaining to the Senior Subordinated Notes of Fresenius Medical Care and one of its subsidiaries impose certain limits on the Company's payment of dividends. See Item 7 - "Managements Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.    SELECTED FINANCIAL DATA



                                                                   Successor                                  Predecessor
                                                  ---------------------------------------     -------------------------------------
                                                                                   Three         Nine
                                                                                  Months        Months
                                                  Year Ended     Year Ended        Ended         Ended
(DOLLARS IN MILLIONS,  EXCEPT  SHARES AND PER       Dec. 31,       Dec. 31,       Dec. 31,     Sept. 30,    Year Ended December 31,
   SHARE DATA)                                        1998          1997           1996         1996          1995          1994
                                                  ----------     ----------      --------     ---------     -------       ---------
STATEMENT OF OPERATIONS DATA
CONTINUING OPERATIONS
     NET SALES                                      $ 2,571        $ 2,166        $   505      $ 1,615       $ 2,033       $ 1,818
     COST OF SALES                                    1,707          1,456            340          969         1,176         1,027
                                                    -------        -------        -------      -------       -------       -------
     GROSS PROFIT                                       864            710            165          649           857           791
     SELLING, GENERAL AND ADMINISTRATIVE AND
     RESEARCH AND DEVELOPMENT                           529            452            106          501           625           561
                                                    -------        -------        -------      -------       -------       -------
     OPERATING INCOME                                   335            258             59          145           232           230
     INTEREST EXPENSE (NET)                             209            176             43           16            26            16
                                                    -------        -------        -------      -------       -------       -------
     INCOME FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES AND CUMULATIVE EFFECT OF
        CHANGES IN ACCOUNTING FOR START UP COSTS        126             80             16          129           206           214

     INCOME TAX EXPENSE                                  74             46             11           66           109           112
                                                    -------        -------        -------      -------       -------       -------
     INCOME FROM CONTINUING OPERATIONS BEFORE
        CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING FOR START UP COSTS               $    52        $    34        $     5      $    63       $    97       $   102
                                                    -------        -------        -------      -------       -------       -------

DISCONTINUED OPERATIONS
     LOSS FROM DISCONTINUED OPERATIONS, NET OF
        INCOME TAXES                                     (9)           (14)            (2)          --            --            --
     LOSS ON DISPOSAL OF DISCONTINUED
        OPERATIONS, NET OF INCOME TAX BENEFIT           (97)            --             --           --            --            --
                                                    -------        -------        -------      -------       -------       -------
     LOSS FROM DISCONTINUED OPERATIONS                 (106)           (14)            (2)          --            --            --
                                                    -------        -------        -------      -------       -------       -------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR START UP COSTS, NET OF TAX BENEFIT                   (5)            --             --           --            --            --


     NET INCOME (LOSS)                              $   (59)       $    20        $     3      $    63       $    97       $   102
                                                    =======        =======        =======      =======       =======       =======

NET INCOME PER COMMON AND COMMON EQUIVALENT
SHARE:
     CONTINUING OPERATIONS                          $  0.57        $  0.37        $  0.06      $  0.66       $  1.01       $  1.08
           DISCONTINUED OPERATIONS                    (1.18)         (0.15)         (0.02)          --            --            --
           CUMULATIVE EFFECT OF ACCOUNTING
               CHANGE                                 (0.05)            --             --           --            --            --
           NET INCOME                                 (0.66)          0.22           0.04         0.66          1.01          1.08
WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK AND COMMON STOCK EQUIVALENTS:

     PRIMARY (000'S)                                 90,000         90,000         90,000       95,188        95,822        93,936



                                                             Successor                    Predecessor
                                                 ----------------------------------------------------------
                                                          At December 31,              At December 31,
                                                 ----------------------------------------------------------
                                                  1998         1997         1996         1995         1994
                                                 ------       ------       ------       ------       ------
BALANCE SHEET DATA:
    WORKING CAPITAL                              $  294       $  394       $  282       $  125       $  145
    TOTAL ASSETS                                  4,613        4,771        4,370        1,998        1,644
    TOTAL LONG TERM DEBT AND CAPITAL LEASE
       OBLIGATIONS                                1,014        1,622        1,438           35           17
    STOCKHOLDERS' EQUITY                          1,949        1,987        1,764        1,363        1,159

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the financial condition and results of operations of the Company. The discussion should be read in conjunction with the financial statements included elsewhere in this document.

      This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of the Company, government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this Item 7 and in the Company's reports filed from time to time with the Commission, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.


OVERVIEW

      The Company is primarily engaged in (a) providing kidney dialysis services, clinical laboratory testing and renal diagnostic services and (b) manufacturing and distributing products and equipment for dialysis treatment. Throughout the Company's history, a significant portion of the Company's growth has resulted from the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

      The Company derives a significant portion of its health care services net revenues from Medicare, Medicaid and other government health care programs (approximately 60% in 1998). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO (which accounted for approximately 26% of dialysis service's domestic net revenues in 1998), and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

      The Company's business, financial position and results of operations also could be materially adversely effected by an adverse outcome in the OIG investigations, any whistleblower action, the pending challenge by the Company of changes effected by Medicare in approving reimbursement claims relating to the administration of IDPN or the adoption in 1996 of a new coverage policy that has changed IDPN coverage prospectively. The Company's business, financial position and results of operations would also be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dual eligible ESRD patients.

      The Company also derives a significant portion of its net revenues from reimbursement by non-government payors. Historically, reimbursement rates paid by these payors generally have been higher than Medicare and other government program rates. However, non-government payors are imposing cost containment measures that are creating significant downward pressure on reimbursement levels that the Company receives for its services and products.

RESULTS OF OPERATIONS

      The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services. The table presents the year 1996 where there is a combination of 9 months of operations on a predecessor basis and 3 months of operations on a successor basis. The entire year for 1997 and 1998 operations was on a successor basis. These bases of accounting are not entirely compatible. In particular, the successor basis has a significant increase in interest expense and depreciation and amortization when compared to the predecessor basis. This information has been reorganized and prior period information has been reclassified to conform with the business unit reporting requirements of FMC and to distinguish between continued and discontinued operations.


                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                                 (DOLLARS IN MILLIONS)
                                                            1998          1997          1996
                                                          -------       -------       -------

NET REVENUES
    Dialysis Services .............................       $2,133        $1,770        $1,560
    Dialysis Products .............................          660           627           368
    Intercompany Eliminations .....................         (222)         (231)         (211)
                                                          ------        ------        ------
Total Net Revenues ................................       $2,571        $2,166        $1,717
                                                          ======        ======        ======

Operating Earnings:
    Dialysis Services .............................       $  340        $  265        $  258
    Dialysis Products .............................          107            67            40
                                                          ------        ------        ------
Total Operating Earnings ..........................          447           332           298
                                                          ------        ------        ------

Other Expenses:
    General Corporate .............................       $  108        $   70        $   69
    Research & Development ........................            4             4             3
    Interest Expense, Net .........................          209           178            49
                                                          ------        ------        ------
Total Other Expenses ..............................          321           252           121
                                                          ------        ------        ------

Earnings Before Income Taxes and
   cumulative  effect of change ...................          126            80           177
   in accounting for start up costs
Provision for Income Taxes ........................           74            46            75
                                                          ------        ------        ------
Net earnings from continuing operations
   before cumulative effect of change
   in accounting for start up costs ...............       $   52        $   34        $  102
                                                          ------        ------        ------

Discontinued Operations:
    Net Revenues ..................................       $  121        $  283        $  363
                                                          ======        ======        ======

    Loss before income taxes ......................          (14)          (21)           (5)
    Benefit for income Taxes ......................           (5)           (7)           (2)
                                                          ------        ------        ------
    Loss from operations ..........................           (9)          (14)           (3)
                                                          ------        ------        ------

       Loss on disposal before income taxes........         (140)           --            --
       Income tax benefit .........................          (43)           --            --
                                                          ------        ------        ------
       Loss on disposal ...........................          (97)           --            --
                                                          ------        ------        ------

Total Loss on Discontinued Operations .............       $ (106)       $  (14)       $   (3)
                                                          ======        ======        ======

Cumulative effect of change in accounting
   for start up costs, net of tax benefits ........           (5)           --            --
                                                          ------        ------        ------

                                                          ------        ------        ------
Net Income/(loss) .................................       $  (59)       $   20        $   99
                                                          ======        ======        ======

1998 COMPARED TO 1997

      Net revenues from continuing operations for 1998 increased by 19% ($405 million) over 1997. Net earnings from continuing operations before cumulative effect of change in accounting for start up costs for 1998 increased 53% ($18 million) over 1997 as a result of increased operating earnings, partially offset by higher interest expenses and increased general corporate expenses.

      DIALYSIS SERVICES

      Dialysis Services net revenues for 1998 increased by 21% ($363 million) over 1997, primarily as a result of a 14% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor
(MSP) provision, higher EPO utilization relative to the comparable 1997 period and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1997 and 1998 acquisitions. The laboratory testing revenue increase was primarily due to the full year revenue impact of Spectra Laboratories acquired by the Company in June 1997, partially offset by the decreased number of patients of other dialysis providers serviced by the Company, during the third and fourth quarter of 1998, as competitors consolidate lab activity.

      Dialysis Services operating earnings for 1998 increased by 28% ($75 million) over the comparable period of 1997 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization.

      DIALYSIS PRODUCTS

     Dialysis Products net revenues for 1998 increased by 5% ($33 million) over the comparable period of 1997. This is due to increased sales of dialyzers ($26 million), machines ($13 million), concentrates ($5 million), partially offset by decreased sales of bloodlines ($3 million), peritoneal products ($3 million), and other products ($5 million).

      Dialysis Products operating earnings for 1998 increased by 60% ($40 million) over 1997. This is primarily due to revenue growth and improvements in gross margin resulting from manufacturing efficiencies from increased production volume.

      OTHER EXPENSES

      The Company's other expenses for 1998 increased by 27% ($69 million) over 1997. General corporate expenses increased by $38 million primarily due to foreign exchange gains ($28 million) realized in 1997, increased insurance and legal expenses ($6 million) and other cost increases ($4 million). Research and development expenses for 1998 were essentially the same as 1997. Interest expense for 1998 increased by $31 million over 1997 mainly due to an increase in debt to finance acquisitions.

      INCOME TAX RATE

      The effective tax rate from continuing operations for 1998 (58.9%) is higher than the rate for 1997 (57.4%), due primarily to a rate reduction in 1997 related to the loss carryover of FUSA offset by various other items.

      DISCONTINUED OPERATIONS

      On June 1, 1998, the Company classified its Non-Renal Diagnostic Services and Homecare businesses as discontinued operations. The Company sold both its Non-Renal Diagnostic Services business and its Homecare business on, June 26, 1998 and July 29, 1998 respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and records, for accounting purposes, its activity as part of discontinued operations. A net after tax loss of $97 million has been recorded on the sale of these businesses. The discontinued operations revenues for its Non-Renal Diagnostic Services and Homecare divisions was $121 million for 1998 with a net after tax loss of $9 million.

1997 COMPARED TO 1996

      Net revenues from continuing operations for 1997 increased by 26% ($449 million) over 1997. Net earnings from continuing operations for 1997 decreased 67% ($68 million) as compared to 1996 primarily as a result of increased amortization and interest expenses partially offset by increased operating earnings of dialysis products and dialysis services.

DIALYSIS SERVICES

      Dialysis Services net revenues for 1997 increased by 14% ($210 million) over 1996, which included a favorable OBRA adjustment ($10 million), primarily as a result of a 15% increase in the number of treatments provided worldwide. This increase was partially offset by a decline in the ancillary revenue rate ($16 million). The treatment increase was largely due to an increase in the number of dialysis centers (715 at December 31, 1997 as compared to 623 at December 31, 1996). Laboratory testing revenues for 1997 increased by $10 million over 1996. This was primarily due to revenues of Spectra Laboratories ($29 million), acquired by FMCH in June 1997, partially offset by decreases in testing volume of LifeChem ($12 million) and Renal Diagnostics ($7 million).

      Dialysis Services operating earnings for 1997 increased by 3% ($7 million) over 1996. This was primarily due to the increase in treatment volume partially offset by the aforementioned OBRA 93 adjustment in 1996, decreases in volume of LifeChem laboratory and Renal Diagnostics testing and increases to personnel costs. Spectra Laboratories operating earnings for 1997 were $4 million.

DIALYSIS PRODUCTS

      Dialysis Products net revenues for 1997 increased by 70% ($259 million) over 1996, primarily due to a $267 million increase in revenues for FUSA, which was contributed to the Company by FMC effective October 1, 1996. Included in the increased sales of FUSA, was a $30 million increase in product sales between FUSA and Dialysis Services, which has been eliminated for financial reporting.

      Dialysis Products operating earnings for 1997 increased by 68% ($27 million) over 1996, primarily due to increased operating earnings of FUSA ($22 million). NMC's Renal Product Division's operating earnings increased by approximately $5 million during 1997, primarily due to a reduction in operating expenses and distribution costs ($2 million) as well as one-time charges recorded during 1996 for legal expenses ($3 million).

OTHER EXPENSES

      The Company's other expenses for 1997 increased by 108% ($131 million) over 1996. General corporate expense increased by 1% ($1 million) primarily due to increased amortization expenses associated with the revaluation of intangible assets at the time of the Merger ($56 million), almost entirely offset by reduced legal expenses ($12 million) favorable savings in foreign exchange ($27 million), and other cost reductions ($16 million). Research and development expenses for 1997 increased by $1 million over 1996. Interest expense for 1997 increased by $129 million over 1996 mainly due to the large amount of bank debt incurred to finance the merger and the increase in interest expense associated with FUSA ($7 million).

INCOME TAX RATE

      The effective tax rate from continuing operations was 57.4% for 1997 as compared with 42.5% in 1996. The effective income tax rates for 1997 and 1996 were significantly higher than the combined statutory rates due primarily to the large amount of non-deductible goodwill incurred as a result of the Merger in 1996 and 1997, partially offset by a reduction in the FUSA valuation allowance.

DISCONTINUED OPERATIONS

      On June 1, 1998, the Company classified its Non Renal Diagnostic Services and Homecare divisions as discontinued operations. The Company sold both its Non Renal Diagnostic Services division and its Homecare division on June 26, 1998 and July 29, 1998, respectively. For comparison purposes, 1997 and 1996 results for these businesses are shown as discontinued operations. The discontinued operations revenues were $283 million and $363 for 1997 and 1996, respectively, with a net after tax loss of $14 million and $3 million for 1997 and 1996, respectively.

      The following table represents the unaudited proforma statements of operations for continuing operations of the Company for the fiscal year 1996, assuming the Merger occurred on January 1, 1996, and the actual statements of operations for continuing operations for the fiscal year 1996.


                                               ACTUAL        PROFORMA
                                              YEARS ENDED DECEMBER 31,
                                                1996           1996
                                              -------        --------
                                                (DOLLARS IN MILLIONS)
Net Revenues:
     Dialysis Services                        $ 1,560        $ 1,560
     Dialysis Products                            368            629
     Intercompany Eliminations                   (211)          (261)
                                              -------        -------
Total Net Revenues                            $ 1,717        $ 1,928
                                              =======        =======

Operating Earnings:
     Dialysis Services                        $   258        $   258
     Dialysis Products                             40             37
                                              -------        -------
                                                  298            295
                                              -------        -------
Other Expenses:
     General Corporate                             69            111
     Research and Development                       3              5
     Interest Expense, Net                         49            138
                                              -------        -------
Total Other Expenses                              121            254
                                              -------        -------
Earnings Before Income Taxes from
   Continuing Operations                          177             41
Provision for Income Taxes                         75             32
                                              -------        -------
Net Earnings from Continuing Operations       $   102        $     9
                                              =======        =======


EFFECT OF MERGER ON RESULTS OF OPERATIONS

      In accordance with U.S. GAAP relating to purchase accounting rules, the Company has adjusted to fair value its assets and liabilities which, on a pro forma basis, would have resulted in increased amortization of approximately $41 million for 1996, in the pro forma Statement of Operations shown as part of general corporate expenses. In addition, as part of the Merger, the Company has incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amount of $89 million for 1996 on a pro forma basis. In connection with the Merger, the addition of FUSA for the entire year would have resulted in increased revenues for Renal Products of $211 million and decreased operating earnings for Renal Products of $3 million in 1996, on a pro forma basis. The addition of FUSA for the entire year would have also resulted in a $2 million increase in research and development expense, on a pro forma basis. The Merger would have resulted in a decrease in the Company's provision for income taxes of $43 million in 1996, on a pro forma basis. As a result of the above adjustments, on a pro forma basis, the Company would have reported a net income from continuing operations of $9 million in 1996, as compared to its actual net profit from continuing operations of $102 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements, including, to a limited extent, acquisitions, have historically been funded by cash generated from operations. Cash generated from continued operations was $212 million, $127 million, and $134 million the years 1998, 1997 and 1996, respectively. These increases are primarily due to the Company's improved profit levels as well as working capital improvements.

      The Company made acquisitions totaling $170 million, $476 million and $90 million in 1998, 1997 and 1996, respectively net of cash acquired. The Company made capital expenditures for internal expansion, improvements, new furnishings and equipment of $75 million, $134 million and $127 million in 1998, 1997 and 1996, respectively. The Company intends to capitalize on the continuing shift in the U.S. from physician-owned and hospital based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. The Company may also make other strategic acquisitions in the future.

      During 1998 and 1997, the Company funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt and the proceeds from the receivable financing facility and proceeds from the sale of the Non Renal Diagnostics and Homecare divisions. In addition, acquisitions were also funded through the issuance of investment securities by Fresenius Medical Care Finance, S.A., a Luxembourg subsidiary of FMC ("FMC Finance"). In exchange for such financing, an intercompany account was established between FMC Finance and the Company with payables due to FMC Finance of $42 million and $67 million for 1998 and 1997, respectively. The Company received net cash advances from Fresenius AG of $513 million during 1996. Prior to the Merger, the Company funded its acquisitions and capital expenditures with cash advances from the Grace Consolidated Group and cash from operations supplemented by financing programs, including the accounts receivable securitization program. The Company received net cash advances from Grace of $279 million for 1996.

      Effective July 1, 1995, the Company ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. The Company began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, the Company may be able to rebill such services to third-party payors and, as a result, the Company's future results of operations and financial position would be favorably affected by the incremental revenue that the Company would recognize. For further discussion see Notes to Consolidated Financial Statements - Note 16, "Commitments and Contingencies -- Omnibus Budget Reconciliation Act of 1993".

CONTINGENCIES

      The Company is the subject of investigations by several federal agencies and authorities, is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, and is seeking to change a proposed revision to IDPN coverage policies and is a defendant in significant commercial insurance litigation. An adverse outcome in any of these matters, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the significant complexities and uncertainties associated with the above referenced governmental investigations and proceedings, neither an estimate of the possible loss or range of loss the Company may incur in respect of such matters nor a reserve based on any such estimate can be reasonably made. See Item 3 - Legal Proceedings and Notes to Consoliated Financial Statement - Note 16 "Commitments and Contingencies."

      The Company believes that its existing credit facilities, cash generated from operations and other current sources of financing are sufficient to meet its foreseeable needs. If existing sources of funds are not sufficient to provide liquidity, the Company may need to sell assets or obtain debt or equity financing from external sources. There can be no assurance that the Company will be able to do so on satisfactory terms, if at all.

DIVESTITURES

      The Company sold its Non Renal Diagnostic Services and Homecare divisions on June 26, 1998 and July 29, 1998, respectively. The combined proceeds of the sales were approximately $100 million in cash and notes.

IMPACT OF INFLATION

      A substantial portion of the Company's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. Non-governmental payors also are exerting downward pressure on reimbursement levels. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect the Company's business and results of operations, possibly materially.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe the adoption of SFAS 133 will have a material impact on the consolidated financial statements.

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

      Regarding information technology ("IT") systems, the Company has inventoried substantially all IT systems (e.g., clinical, supply chain management, financial, etc.) and has assessed Year 2000 compliance for those systems. The Company has developed specific plans and timetables to remediate or replace critical non-compliant systems and is in the process of completing these changes. Based on continued progress in addressing Year 2000 compliance issues, the Company is on the course to resolve such issues for all critical systems by September 30, 1999.

      Regarding non-IT equipment that may be dependent upon embedded software (e.g., medical, manufacturing/distribution, etc.), the Company has inventoried and assessed Year 2000 compliance for substantially all of this equipment. The Company has developed specific plans to remediate or replace substantially all non-compliant non-IT equipment and is in the process of completing these changes. Based on continued progress addressing Year 2000 compliance issues, the Company is on course to resolve such issues for substantially all non-IT equipment by September 30, 1999.

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

      In conjunction with the fiscal intermediaries which process many of the claims submitted to Medicare and Medicaid, the Company has successfully tested its systemic interfaces to ensure that it will be able to bill these intermediaries before and after January 1, 2000. The Company is also working with these intermediaries and significant private payors to ensure that these payors will be able to process and make remittances for billed services.

      The Company has contacted substantially all significant vendors and service providers to seek assurances from these third parties that the services and products they provide will not be interrupted or malfunction due to the Year 2000 problem. Although no method exists for achieving certainty that any third party's organization will be Year 2000 compliant, the Company's goal is to obtain as much detailed information as possible about its significant vendors and service providers and to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of the Year 2000 problem. Failure of significant third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and ability to provide health care services and manufacture products.

      Costs related to the Year 2000 issue are funded through operating cash flows. The Company expects to spend a total of approximately $5 million in remediation and replacement efforts, including new software and hardware, costs to modify existing software, and consultant fees. The Company does not separately track internal costs incurred for the Year 2000 remediation effort; such costs are principally related to compensation costs for certain members of the Company's IT Department. The Company estimates remaining costs to be approximately $4 million. IT expenditures for Year 2000 are covered as part of the normal IT budget (the Year 2000 efforts are taking priority over other discretionary IT projects). Non-IT expenditures for Year 2000 are similarly being covered as part of the normal non-IT budget. The Company presently believes that the incremental cost of achieving Year 2000 compliant systems and equipment will not be material to the Company's financial condition, liquidity, or results of operation.

      Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to: 1) the availability and cost of trained personnel, 2) the ability to locate and correct all relevant computer code and systems, and 3) remediation success of the Company's customers and suppliers.

      Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its internally manufactured medical devices, its internal manufacturing and distribution processes, and its internal information processing. However, if certain critical third party vendors or service providers, such as those supplying electricity or water, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption.

      The Year 2000 Steering Committee is completing its review of the various risk areas which might require a contingency plan. The committee is considering the need to develop contingency plans for certain key risk areas. At this point in time, the committee has not identified any risk areas which appears to have a reasonable likelihood to cause a material disruption to the Company's operations. Contingency plans will be developed on a case-by-case basis in respect to their Year 2000 status. Despite these efforts, judgements regarding contingency plans such as to what extent they should be developed are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by third party vendors or suppliers that provide inadequate information. As a result, there can be no assurance that any contingency plan will be sufficient to mitigate the impact of non-compliance by third-party vendors and service providers, and some material adverse effect to the Company could result regardless of such contingency plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks due to changes in interest rates and foreign currency rates. The Company uses derivative financial instruments, including interest rate swaps and foreign exchange contracts, as part of its market risk management strategy. These instruments are used as a means of hedging exposure to interest rate and foreign currency fluctuations in connection with debt obligations and purchase commitments. The Company does not hold or issue derivative instruments for trading or speculative purposes.

      Hedge accounting is applied if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge. Additionally, changes in the value of the derivative must result in payoffs that are highly correlated to the changes in value of the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis.

      The Company enters into foreign exchange contracts that are designated as and effective as hedges for firmly committed purchases. Also, since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to synthetically change certain variable-rate debt obligations to fixed-rate obligations, as well as options to mitigate the impact of interest rate fluctuations.

      Gains and losses on foreign exchange contracts accounted for as hedges are deferred in other current assets or liabilities. The deferred gains and losses are recognized as adjustments to the underlying hedged transaction when the future sales or purchases are recognized. Interest rate swap payments and receipts are recorded as part of interest expense. The fair value of the swap contracts is not recognized in the financial statements. Cash flows from derivatives are recognized in the consolidated statement of cash flows in the same category as the item being hedged.

      If a derivative instrument ceases to meet the criteria for deferral, any subsequent gains or losses are recognized in operations. If a firm commitment does not occur, the foreign exchange contract is terminated and any gain or loss is recognized in operations. If a hedging instrument is sold or terminated prior to maturity, gains or losses continue to be deferred until the hedged item is recognized. Should a swap be terminated while the underlying obligation remains outstanding, the gain or loss is capitalized as part of the underlying obligation and amortized into interest expense over the remaining term of the obligation.

      The Company's hedging strategy vis-a-vis the above-mentioned market risks has not changed significantly from 1997 to 1998. For additional information, see also "Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies - Derivative Financial Instruments" and "Notes to Consolidated Financial Statements Note 15. Financial Instruments".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this item is indexed in Item 14 of this Report and contained on the pages following the signature page hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In accordance with General Instruction G. (3) to Form 10-K, the information required by Part III is incorporated by reference to the Company's definitive information statement to be filed by April 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Index to Consolidated Financial Statements

The following consolidated financial statements are filed with this report:

      Report of Independent Auditors.

      Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997 and the Three Months Ended December 31, 1996 (Successor) and for the Nine Months Ended September 30, 1996 (Predecessor).

      Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998 and 1997 and the Three Months Ended December 31, 1996 (Successor) and for the Nine Months Ended September 30, 1996 (Predecessor).

      Consolidated Balance Sheets as of December 31, 1998 and 1997 (Successor).

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997 and the Three Months Ended December 31, 1996 (Successor) and for the Nine Months Ended September 30, 1996 (Predecessor).

      Consolidated Statements of Changes in Equity for the Years Ended December 31, 1998 and 1997 and the Three Months Ended December 31,1996 (Successor) and for the Nine Months Ended September 30, 1996 (Predecessor).

      Notes to Consolidated Financial Statements.

      The Company is a majority-owned subsidiary of Fresenius Medical Care AG. The operating results and other financial information of the Company included in this report are not necessarily indicative of the operating results and financial condition of Fresenius Medical Care AG at the dates or for the periods presented herein. Users of the Company's financial statements wishing to obtain financial and other information regarding Fresenius Medical Care AG should consult the Annual Report on Form 20-F of Fresenius Medical Care AG, which is expected to be filed with the Securities and Exchange Commission and the New York Stock Exchange on or about March 15, 1999.

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

Exhibit 4.8 Amendment No. 6 dated effective June 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12,
                 1998)

Exhibit 4.9 Amendment No. 7 dated as of December 31, 1998 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Nations Bank, N.A. as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, Dresdner Bank A. G. and Nations Bank, N.A. as Managing Agents (filed herewith).

Exhibit 4.10 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 4.11 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.12 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.13 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxembourg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

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

Exhibit 10.8 Amendment dated as of September 28, 1998 to the Receivables Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care, Inc., as Seller. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12,
                 1998).

Exhibit 10.9 Transfer and Administration Agreement dated August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.10 Amendment No. 1 dated as of February 27, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed herein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 10.11 Amendment No. 2 dated as of August 25, 1998 to Transfer and Administration Agreement dated us of August 28, 1997 among NMC Funding Corporation as Transferor, National Medical Care, Inc., as Collection Agent, Enterprise Funding Corporation, and Nations Bank, N.A. as agent for Enterprise Funding Corporation and the Bank Investors. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 10.12 Amendment No. 3 dated as of September 28, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation as Transferor, National Medical Care, Inc., as Collection Agent, Enterprise Funding Corporation, and Nations Bank, N.A. as agent for Enterprise Funding Corporation and the Bank Investors. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).


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

Exhibit 10.17 Separation Agreement dated as of July 21, 1998 by and between Geoffrey W. Swett and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998.)

Exhibit 10.18 Employment Agreement dated October 23, 1998 by and between Roger S. Stoll and National Medical Care, Inc.
                 (filed herewith)

Exhibit 10.19 Employment Agreement dated November 11, 1998 by and between William F. Grieco and National Medical Care, Inc.
                 (filed herewith)

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

Date: March 9, 1999                FRESENIUS MEDICAL CARE HOLDINGS, INC.

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

       NAME                           TITLE                             DATE
       ----                           -----                             ----

/s/ Ben J. Lipps         President and Director                    March 9, 1999
Ben J. Lipps             (Chief Executive Officer)

/s/ Jerry A. Schneider   Chief Financial Officer and Treasurer     March 9, 1999
Jerry A. Schneider       (Chief Financial and Accounting Officer)

/s/ Udo Werle            Director                                  March 9, 1999
Udo Werle

/s/ Hans-Ulrich Sutter   Director                                  March 9, 1999
Hans-Ulrich Sutter

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years ended December 31, 1998 and 1997 and the period October 1, 1996 to December 31, 1996, the successor periods, and for the period January 1, 1996 to September 30, 1996, the predecessor period. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and 1997 and for the period October 1, 1996 to December 31, 1996, the successor periods, in conformity with generally accepted accounting principles, and for the period January 1, 1996 to September 30, 1996, the predecessor period pursuant to the basis of presentation in Note 1, in conformity with generally accepted accounting principles.

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

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs.

                                            KPMG Peat Marwick LLP

February 9, 1999
Boston, MA

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   SUCCESSOR                                 PREDECESSOR
                                                       ------------------------------------------------    --------------

                                                       TWELVE MONTHS     TWELVE MONTHS     THREE MONTHS      NINE MONTHS
                                                           ENDED             ENDED            ENDED             ENDED
                                                       DEC. 31, 1998     DEC. 31, 1997    DEC. 31, 1996    SEPT. 30, 1996
                                                       -------------     -------------    -------------    --------------

NET REVENUES
     Health care services .......................       $2,100,422        $1,726,842        $352,421         $1,495,451
     Medical supplies ...........................          470,984           439,037         152,950            119,209
                                                        ----------        ----------        --------         ----------
                                                         2,571,406         2,165,879         505,371          1,614,660
                                                        ----------        ----------        --------         ----------

EXPENSES
     Cost of health care services ...............        1,390,321         1,138,575         270,662            888,441
     Cost of medical supplies ...................          317,122           317,829          69,139             80,545
     General and administrative expenses ........          253,920           204,644          49,076            319,466
     Provision for doubtful accounts ............           54,709            43,301           7,526             80,475
     Depreciation and amortization ..............          216,214           199,726          48,889             93,097
     Research and development ...................            4,060             4,077           1,083              1,906
     Allocation of Grace Chemicals expenses .....               --                --              --              5,322
     Interest expense, net, and related financing
     costs including $77,705, $36,158 and $1,138,
     of interest with affiliates                           208,776           178,087          42,618             16,325
                                                        ----------        ----------        --------         ----------
                                                         2,445,122         2,086,239         488,993          1,485,577
                                                        ----------        ----------        --------         ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND CUMULATIVE EFFECT OF                   126,284            79,640          16,378            129,083
   CHANGE IN ACCOUNTING FOR START UP COSTS
PROVISION FOR INCOME TAXES ......................           74,447            45,720          11,001             66,202
                                                        ----------        ----------        --------         ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   FOR START UP COSTS ...........................       $   51,837        $   33,920        $  5,377          $  62,881
                                                        ----------        ----------        --------         ----------

DISCONTINUED OPERATIONS (NOTE 8)
     Loss from discontinued operations, net of
       income taxes .............................           (8,669)          (13,783)         (1,787)                --
     Loss on disposal of discontinued operations,
       net of income tax benefit ................          (97,228)               --              --                 --
                                                        ----------        ----------        --------         ----------
     Loss from discontinued operations ..........       $ (105,897)       $  (13,783)         (1,787)                --
                                                        ----------        ----------        --------         ----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   START UP COSTS, NET OF TAX BENEFIT ...........           (4,890)               --              --                 --
                                                        ----------        ----------        --------         ----------

NET INCOME (LOSS) ...............................       $  (58,950)       $   20,137        $  3,590         $   62,881
                                                        ==========        ==========        ========         ==========

Basic and fully dilutive earnings per share
   Continuing operations ........................       $     0.57        $     0.37        $   0.06         $     0.66
   Discontinued operations ......................       $    (1.18)       $    (0.15)       $  (0.02)        $       --
   Cumulative effect of accounting change .......       $    (0.05)       $       --        $     --         $       --
   Net Income (loss) ............................       $    (0.66)       $     0.22        $   0.04         $     0.66



           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                 SUCCESSOR                                PREDECESSOR
                                         ----------------------------------------------   -------------
                                         TWELVE MONTHS   TWELVE MONTHS    THREE MONTHS    NINE MONTHS
                                             ENDED           ENDED           ENDED           ENDED
                                         DEC. 31, 1998   DEC. 31, 1997    DEC. 31, 1996    DEC. 31, 1996
                                         -------------   -------------    -------------   -------------
NET INCOME (LOSS)                             $(58,950)        $20,137          $3,590        $62,881

Other comprehensive income
  Foreign currency translation adjustments       1,872              --             801         (2,653)
                                              --------         -------          ------        -------
     Total other comprehensive income            1,872              --             801         (2,653)
                                              --------         -------          ------        -------
COMPREHENSIVE INCOME (LOSS)                   $(57,078)        $20,137          $4,391        $60,228
                                              ========         =======          ======        =======

See accompanying Notes to Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    SUCCESSOR
                                                          ----------------------------
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1998             1997
                                                          ----------        ----------

ASSETS
------

Current Assets:
     Cash and cash equivalents ....................       $    6,579        $   13,054
     Accounts receivable, less allowances of and ..          254,783           252,023
       $49,209 and $53,109
     Inventories ..................................          169,789           137,470
     Deferred income taxes ........................          139,653            94,905
     Other current assets .........................           93,912            82,148
     Income taxes receivable ......................               --             9,425
     Net assets of discontinued operations ........          149,949           370,677
                                                          ----------        ----------
          Total Current Assets ....................          814,665           959,702
                                                          ----------        ----------


Properties and equipment, net .....................          429,639           505,929
                                                          ----------        ----------

Other Assets:
     Excess of cost over the fair value of net
       assets acquired and other intangible assets,
       net of accumulated amortization of $289,167
       and $136,243 ...............................        3,317,424         3,265,260
     Other assets and deferred charges ............           51,675            40,295
                                                          ----------        ----------
          Total Other Assets ......................        3,369,099         3,305,555
                                                          ----------        ----------
Total Assets ......................................       $4,613,403        $4,771,186
                                                          ==========        ==========

LIABILITIES AND EQUITY
----------------------

Current Liabilities:
     Current portion of long-term debt and
      capitalized lease obligations................       $   43,348        $   18,599
     Current portion of borrowing from affiliates .           32,716            67,584
     Accounts payable .............................          107,482           119,027
     Accrued liabilities ..........................          306,333           338,238
     Net accounts payable to affiliates ...........           17,966            22,279
     Accrued Income taxes .........................           12,411                --
                                                          ----------        ----------
          Total Current Liabilities ...............          520,256           565,727
Long-term debt ....................................        1,010,880         1,613,657
Non-current borrowings from affiliates ............          956,284           441,524
Capitalized lease obligations .....................            2,666             7,968
Deferred income taxes .............................          144,605           129,942
Other liabilities .................................           29,278            25,718
                                                          ----------        ----------
          Total Liabilities .......................        2,663,969         2,784,536
                                                          ----------        ----------

Equity:
   Preferred stock, $100 par value ................            7,412             7,412
   Preferred stock, $.10 par value ................            8,906             8,906
   Common stock, $1 par value; 300,000,000 shares
   authorized; outstanding 90,000,000 .............           90,000            90,000
   Paid in capital ................................        1,942,235         1,921,853
   Retained deficit ...............................         (100,156)          (40,686)
   Accumulated comprehensive income ...............            1,037              (835)
                                                          ----------        ----------
        Total Equity ..............................        1,949,434         1,986,650
                                                          ----------        ----------
Total Liabilities and Equity ......................       $4,613,403        $4,771,186
                                                          ==========        ==========

          See accompanying Notes to Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                    SUCCESSOR                         PREDECESSOR
                                                                  ----------------------------------------------    ---------------
                                                                    Twelve           Twelve            Three             Nine
                                                                    Months        Months Ended     Months Ended      Months Ended
                                                                  Ended Dec.      Dec. 31, 1997    Dec. 31, 1996    Sept. 30., 1996
                                                                   31, 1998
                                                                  ----------      -------------    -------------    ---------------
Cash Flows from Operating Activities:
     Net income (loss) .....................................       $ (58,950)       $  20,137        $   3,590        $    62,881
     Adjustments to reconcile net earnings to net cash from
      Operating activities:
          Depreciation and amortization ....................         216,212          199,726           48,889             93,097
          Loss from discontinued operations ................           8,669           13,783            1,787                 --
          Loss on disposition of businesses ................          97,228               --               --                 --
      Cumulative effect of change in accounting ............           4,890               --               --                 --
          Provision for doubtful accounts ..................          54,709           43,300            7,526             80,475
          Deferred income taxes ............................          16,734            6,262            2,070             (8,268)
          Loss on disposal of properties and equipment .....             402              587           13,394              5,816

Changes in operating assets and liabilities, net of effects
      of purchase acquisitions and foreign exchange:
          Increase  in accounts receivable .................        (159,228)        (113,631)         (53,810)           (82,981)
          (Increase) decrease in inventories ...............         (30,979)           1,085           (7,504)             2,570
          Decrease (increase)  in other current assets .....           3,890          (28,967)         (11,437)           (20,569)
          (Increase) decrease in other assets and deferred
               charges .....................................         (19,554)           2,521          (34,336)               987
          (Decrease) increase in accounts payable ..........         (11,705)          11,934           (6,736)            12,454
          Increase (decrease) in accrued income taxes ......          74,395          (16,615)           9,281             11,013
          Decrease in accrued liabilities ..................         (31,040)         (42,792)         (17,385)           (17,282)
          Increase (decrease) in other long-term
               liabilities .................................           3,560           (6,095)          (5,291)             5,320
          Net changes due to/from affiliates ...............          22,777           17,935           11,530                 --
          Other, net .......................................          19,616           17,569           24,396              2,812
                                                                   ---------        ---------        ---------        -----------
     Net cash provided by (used in) operating activities of
          continued operations .............................         211,626          126,739          (14,036)           148,325
                                                                   ---------        ---------        ---------        -----------

     Net cash used in operating activities of discontinued
          operations .......................................         (11,947)         (18,762)         (10,536)                --
                                                                   ---------        ---------        ---------        -----------
     Net cash provided by (used in) operating activities ...         199,679          107,977          (24,572)           148,325
                                                                   ---------        ---------        ---------        -----------

Cash Flows from Investing Activities:
          Capital expenditures .............................         (74,653)        (133,744)         (34,016)           (92,853)
          Payments for acquisitions, net of cash acquired ..        (170,137)        (473,954)            (561)           (89,090)
          Proceeds from disposition of businesses ..........          82,500               --               --                 --
                                                                    --------        ---------        ---------        -----------
     Net cash used in investing activities of continued
          operations .......................................        (162,290)        (607,698)         (34,577)          (181,943)
                                                                    ---------        ---------        ---------        -----------

     Net cash used in investing activities of discontinued
          operations .......................................          (8,925)         (22,744)          (3,518)                --
                                                                   ---------        ---------        ---------        -----------

     Net cash used in investing activities .................        (171,215)        (630,442)         (38,095)          (181,943)
                                                                   ---------        ---------        ---------        -----------

Cash Flows from Financing Activities:
          Advances from Grace Chemicals, net ...............              --               --           (1,130)           279,819
          Increase in borrowings from affiliates ...........         445,447          137,282          513,448                 --
          Cash dividends paid ..............................            (520)            (520)          (8,930)        (2,114,396)
          Proceeds from issuance of debt ...................          16,385          203,937           90,334          2,390,607
           Proceeds from receivable financing facility .....         105,600           52,000                0                 --
           Payments on debt and capitalized leases .........        (599,714)         (60,978)        (953,834)          (338,793)
           Contributed Capital from FMC AG .................              --          202,170          249,005                 --
           Other net .......................................          (2,027)           3,918            5,876                 --
                                                                   ---------        ---------        ---------        -----------

     Net cash provided by (used in) used by financing ......         (34,829)         537,809         (105,231)           217,237
                                                                   ---------        ---------        ---------        -----------
   activities of continued operations
     Net cash used in financing activities of discontinued
          operations .......................................          (2,107)          (4,462)          (9,890)                --
                                                                   ---------        ---------        ---------        -----------

     Net cash provided by (used in) financing activities ...         (36,936)         533,347         (115,121)           217,237
                                                                   ---------        ---------        ---------        -----------
Effects of changes in foreign exchange rates ...............           1,997          (18,799)          20,537              3,353
                                                                   ---------        ---------        ---------        -----------
Change in cash and cash equivalents ........................          (6,475)          (7,917)        (157,251)           186,972
Cash and cash equivalents at beginning of period ...........          13,054           20,971          179,140             33,530
                                                                   ---------        ---------        ---------        -----------
Cash and cash equivalents at end of period .................       $   6,579        $  13,054        $  21,889        $   220,502
                                                                   =========        =========        =========        ===========

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           SUCCESSOR                        PREDECESSOR
                                                        -----------------------------------------------   ---------------
                                                            Twelve           Twelve           Three             Nine
                                                         Months Ended     Months Ended     Months Ended     Months Ended
                                                        Dec. 31, 1998    Dec. 31, 1997    Dec. 31, 1996   Sept. 30., 1996
                                                        -------------    -------------    -------------   ---------------

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest .................................       $133,679         $136,998        $24,250        $21,328
          Income taxes (received)/paid, net ........        (19,149)          40,471           (465)        23,293


Details for Acquisitions:
     Assets acquired ...............................        172,511          508,594          6,408         90,928
     Liabilities assumed ...........................         (2,374)         (32,830)        (5,847)        (1,820)
                                                           --------         --------        -------        -------
     Cash paid .....................................        170,137          475,764            561         89,108
     Less cash acquired ............................             --            1,810             --             18
                                                           --------         --------        -------        -------
     Net cash paid for acquisitions ................       $170,137         $473,954        $   561        $89,090
                                                           ========         ========        =======        =======


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      Preferred Stocks                 Common Stock
                                                                  ------------------------       ------------------------
                                                                    Shares          Amount         Shares          Amount
                                                                  ----------       -------       ----------       -------
BALANCE, DECEMBER 31, 1995 (Predecessor) ..................               --            --       10,268,701           103
Net Income for 9 months ended 9/30/96 .....................               --            --               --            --
Cumulative foreign currency translation adjustments .......               --            --               --            --
Cash dividends to Grace Chemicals for Reorganization ......               --            --               --            --
Increases to advances from Grace Chemicals
  for 9 months ended 9/30/96 ..............................               --            --               --            --
                                                                  ----------       -------       ----------       -------
BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR) .................               --            --       10,268,701           103
Excess of purchase price over book value ..................               --            --               --            --
Adjustment to establish successor basis for Reorganization        89,136,435        16,318       79,731,299        89,897
                                                                  ----------       -------       ----------       -------
BALANCE, OCTOBER 1, 1996 (SUCCESSOR) ......................       89,136,435        16,318       90,000,000        90,000
Cash dividends to Grace Chemicals for Reorganization ......               --            --               --            --
Net income for 3 months ended 12/31/96 ....................               --            --               --            --
Cash dividends on preferred stocks ........................               --            --               --            --
Contributed capital from Fresenius USA at 10/1/96 .........               --            --               --            --
Contributed capital from Fresenius Medical Care, AG .......               --            --               --            --
Transfer of International operations ......................               --            --               --            --
Cumulative foreign currency translation adjustments .......               --            --               --            --
                                                                  ----------       -------       ----------       -------
BALANCE, DECEMBER 31, 1996 (SUCCESSOR) ....................       89,136,435       $16,318       90,000,000       $90,000
Net Income ................................................               --            --               --            --
Cash dividends on preferred stocks ........................               --            --               --            --
Contributed capital from Fresenius Medical Care, AG .......               --            --               --            --
Tax benefit of dispositions of stock options ..............               --            --               --            --
Cumulative foreign currency translation adjustments .......               --            --               --            --
Other adjustments .........................................               --            --               --            --
                                                                  ----------       -------       ----------       -------
BALANCE, DECEMBER 31, 1997 (SUCCESSOR) ....................       89,136,435       $16,318       90,000,000       $90,000
Net Income ................................................               --            --               --            --
Cash dividends on preferred stock .........................               --            --               --            --
Contributed capital from Fresenius Medical Care, AG .......               --            --               --            --
Transfer of International operations ......................               --            --               --            --
Tax benefit on International transfer .....................               --            --               --            --
Tax benefit of dispositions of stock options ..............               --            --               --            --
Other Comprehensive Income - Cumulative foreign currency
  adjustments .............................................               --            --               --            --
Other adjustments .........................................               --            --               --            --
                                                                  ----------       -------       ----------       -------
BALANCE, DECEMBER 31, 1998 (SUCCESSOR) ....................       89,136,435       $16,318       90,000,000       $90,000
                                                                  ==========       =======       ==========       =======

                                                                                                Accumulated
                                                            Capital in           Retained          Other          Advance from
                                                           Excess of Par         Earnings      Comprehensive          Grace
                                                               Value            (Deficit)          Income          Chemicals
                                                           -------------       -----------     -------------      ------------

BALANCE, DECEMBER 31, 1995 (PREDECESSOR) .............           15,560            516,912           (3,126)           833,326
Net Income for 9 months ended 9/30/96 ................              --             62,881              --                 --
Cumulative foreign currency translation
  adjustments ........................................               --                 --          (2,653)                --
Cash dividends to Grace Chemicals for
  Reorganization .....................................               --          2,114,396)             --                 --
Increases to advances from Grace Chemicals
  for 9 months ended 9/30/96 .........................               --                 --              --            199,905
                                                            -----------        -----------        --------        -----------
BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR) ............           15,560         (1,534,603)         (5,779)         1,033,231
Excess of purchase price over book value .............        1,696,698                 --              --                 --
Adjustment to establish successor basis for
   Reorganization ....................................         (613,366)         1,534,603           5,779         (1,033,231)
                                                            -----------        -----------        --------        -----------
BALANCE, OCTOBER 1, 1996 (SUCCESSOR) .................        1,098,892                 --              --                 --
Transfer of International operations .................           (3,662)                --              --                 --
Cash dividends to
 Grace Chemicals for Reorganization ..................           (8,800)                --              --                 --
Net income for 3 months ended 12/31/96 ...............               --              6,046              --                 --
Cash dividends on preferred stocks ...................               --               (130)             --                 --
Contributed capital from Fresenius USA at 10/1/96 ....          384,248            (67,005)            (34)                --
Contributed capital from Fresenius Medical Care, AG ..          249,005                 --              --                 --
Cumulative foreign currency translation
  adjustments ........................................               --                 --            (801)                --
                                                            -----------        -----------        --------        -----------
BALANCE, DECEMBER 31, 1996 (SUCCESSOR) ...............      $ 1,719,683        $   (61,089)       $   (835)        $         0
Net Income ...........................................               --             20,923              --                 --
Cash dividends on preferred stocks ...................               --               (520)             --                 --
Contributed capital from Fresenius Medical Care, AG ..          199,425                 --              --                 --
Tax benefit of dispositions of stock options .........            2,739                 --              --                 --
Cumulative foreign currency translation adjustments ..               --                 --              --                 --
Other adjustments ....................................                6                 --              --                 --
                                                            -----------        -----------        --------        -----------
BALANCE, DECEMBER 31, 1997 (SUCCESSOR) ...............      $ 1,921,853        $   (40,686)       $   (835)       $         0
Net Loss .............................................               --            (58,950)             --                 --
Cash dividends on preferred stocks ...................               --               (520)             --                 --
Contributed capital from Fresenius Medical Care, AG ..               --                 --              --                 --
Tax benefit on International transfer ................           20,382                 --              --                 --
Tax benefit of dispositions of stock options .........               --                 --              --                 --
Other Comprehensive income Cumulative foreign
  currency adjustments ...............................               --                 --           1,872                 --
Other adjustments ....................................               --                 --              --                 --
                                                            -----------        -----------        --------        -----------
BALANCE, DECEMBER 31, 1998 ...........................      $ 1,942,235        $  (100,156)       $  1,037       $         0
                                                            ===========        ===========        ========        ===========

                                                                            TOTAL EQUITY
                                                                            ------------

BALANCE, DECEMBER 31, 1995 (PREDECESSOR)                                    $ 1,362,775
Net Income for 9 months ended 9/30/96                                            62,881
Cumulative foreign currency translation adjustments                              (2,653)
Cash dividends to Grace Chemicals for Reorganization                         (2,114,396)
Increases to advances from Grace Chemicals for 9 months ended 9/30/96           199,905
                                                                            -----------
BALANCE, SEPTEMBER 30, 1996 (PREDECESSOR)                                   $  (491,488)
Excess of purchase price over book value                                      1,696,698
Adjustment to establish successor basis for Reorganization                            0
                                                                            -----------
BALANCE, OCTOBER 1, 1996 (SUCCESSOR)                                        $ 1,205,210
Transfer of International operations                                             (3,662)
Cash dividends to Grace Chemicals for Reorganization                             (8,800)
Net income for 3 months ended 12/31/96                                            6,046
Cash dividends on preferred stocks                                                 (130)
Contributed capital from Fresenius USA at 10/1/96                               317,209
Contributed capital from Fresenius Medical Care, AG                             249,005
Cumulative foreign currency translation adjustments                                (801)
                                                                            -----------
BALANCE, DECEMBER 31, 1996 (SUCCESSOR)                                      $ 1,764,077
Net Income                                                                       20,923
Cash dividends on preferred stocks                                                 (520)
Contributed capital from Fresenius Medical Care, AG                             199,425
Tax benefit of dispositions of stock options                                      2,739
Cumulative foreign currency translation adjustments                                  --
Other adjustments                                                                     6
                                                                            -----------
BALANCE, DECEMBER 31, 1997 (SUCCESSOR)                                      $ 1,986,650
Net Loss                                                                        (58,950)
Cash dividends on preferred stocks                                                 (520)
Contributed capital from Fresenius Medical Care, AG                                  --
Tax benefit on International Operations                                          20,382
Tax benefit of dispositions of stock options                                         --
Other comprehensive income                                                        1,872
Other adjustments                                                                    --
                                                                            -----------
BALANCE, DECEMBER 31, 1998 (SUCCESSOR)                                      $ 1,949,434
                                                                            ===========



           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY, REORGANIZATION AND BASIS OF PRESENTATION

THE COMPANY

        Fresenius Medical Care Holdings, Inc., (the "Company"), formerly known as W. R. Grace & Co. ("Grace New York"), together with its wholly owned subsidiaries, National Medical Care, Inc. and its subsidiaries ("NMC") and Fresenius USA, Inc. and its subsidiaries ("FUSA"), was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization dated as of February 4, 1996 by and between Grace New York and Fresenius AG (the "Merger") formerly known as the Reorganization, which is more fully described hereunder.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NMC and FUSA and those financial statements where the Company controls professional corporations in accordance with Emerging Issues Task Force Issue 97-2.

        The Company is primarily engaged in (i) providing kidney dialysis services, and clinical laboratory testing and renal diagnostic services, and
(ii) manufacturing and distributing products and equipment for dialysis treatment.

THE MERGER

        The Merger, which was effective September 30, 1996, resulted from the culmination of the following transactions: (1) NMC, which was a subsidiary of
W. R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2,300,000 and paid a cash dividend of approximately $2,100,000 to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became sibling subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution;
(4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York (the "Class D Preferred Stock") for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of Fresenius Medical Care AG ("FMC"), and Fresenius AG's worldwide dialysis business (including its controlling interest in FUSA) ("FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC. All of the Grace New York (now the Company) common stock is held by FMC, while the Class D Preferred Stock (which entitles its shareholders to a contingent dividend based on the consolidated performance of FMC in the years 1997-2001) and other previously issued classes of the Company preferred stock remain outstanding.

        Effective October 1, 1996, FMC contributed all of the assets and liabilities of FUSA to the Company. The contribution of FUSA to the Company by FMC was accounted for on the cost basis since FUSA was a subsidiary under control of a common parent. These consolidated financial statements include the results of FUSA's operations and cash flows for the period October 1, 1996 through December 31, 1998.

INTERNATIONAL OPERATIONS

        Effective January 1, 1998, the Company transferred legal ownership of substantially all of its international operations to FMC. This transfer was accounted for on the cost basis since the international subsidiaries remain under control of a common parent. The consolidated financial statements in this report at December 31, 1998 and 1997 and for the three months ended December 31, 1996 do not include operating results and cash flows of the International Operations. See Note 7 - "International Operations."

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

        The Agreement and Plan for Reorganization also provides for the payment of additional purchase price to the holders of the Company Class D Preferred Stock in the form of a dividend, contingent upon the attainment of certain specific consolidated operating results by FMC. Such future dividends, if any, will be recorded as an increase in goodwill.

        In order to properly allocate purchase price to assets acquired, the Company obtained an independent appraisal to fair value all assets of NMC. Accordingly, the carrying values of specifically identified intangible assets and certain tangible assets were adjusted upward by $186,030 and $53,122, respectively, to approximate their fair values.

        The Company has also recorded adjustments to increase liabilities assumed by approximately $123,000 for pre-acquisition contingencies primarily related to legal settlements and the anticipated costs incurred in the defense of litigation. These adjustments resulted from discussions with the government in March 1997. The Company has provided an estimate of legal costs at the low end of an expected range, but the ultimate costs could be significantly higher. The Company is in discussions with the government regarding these matters. Any difference between the final settlement and the Company's estimate would be adjusted to goodwill, if determined within the allocation period, or charged to income if determined thereafter. In addition, the Company has accrued approximately $50,000 for certain costs related to the closing of certain renal products manufacturing and distribution operations as well as the closing of certain clinics of the Homecare Division. These restructuring costs primarily relate to severance payments and lease commitments. Through the period ended December 31, 1998 approximately $62,000 in payments and other charges have been applied against the pre-acquisition contingencies and $40,000 against the restructuring costs.

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

        Derivative Financial Instruments

        Foreign currency contracts -- Gains and losses on foreign currency contracts that are designated and effective as hedges of existing assets, liabilities (including borrowings) and firm commitments are deferred and recorded as an adjustment to general and administrative expenses in the period in which the related transaction is consummated. Gains and losses on other foreign currency contracts are recognized at each reporting period.

        Interest rate swaps -- Interest rate agreements that are designated and effective as a hedge of a debt or other long-term obligations are accounted for on an accrual basis. That is, the interest payable and interest receivable under the swaps terms are accrued and recorded as an adjustment to interest expense of the designated liabilities or obligations.

        Amounts due from and payable to the counterparties of interest rate swaps are recorded on an accrual basis at each reporting date on amounts computed by reference of the respective interest rate swap contract. Realized gains and losses that occur from the early termination or of foreign currency contracts and interest rate swaps are recorded in the consolidated statement of operations over the remaining period of the original agreement. Gains and losses arising from the interest differential on contracts that hedge specific borrowings are recorded as a component of interest expense over the life of the contract.

        The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in the value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains on losses recorded in other income. To date, high correlation has always been achieved.

        Revenue Recognition

        Revenues are recognized on the date services and related products are provided/shipped and are recorded at amounts estimated to be received under reimbursement arrangements with a large number of third-party payors, including Medicare and Medicaid. The Company establishes appropriate allowances based upon factors surrounding credit risks of specific third party payors, historical trends and other information. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

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

        The cost of properties and equipment is depreciated over estimated useful lives on a straight - line basis as follows: buildings - 20 to 40 years, equipment and furniture - 3 to 10 years, and leasehold improvements - the shorter of the lease term or useful life. For income tax purposes, depreciation is calculated using accelerated methods to the extent permitted.

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

        On a successor basis, the Company has adopted the following useful lives and methods to amortize intangible assets: trade name, acute care agreements 40 years; and goodwill--25 to 40 years on a straight-line basis; patient relationships and other intangible assets - over the estimated period to be benefited, generally from 5 to 6 years on a straight line basis.

        Debt Issuance Costs

        Costs related to the issuance of debt are amortized over the term of the related obligation using a straight line method.

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

        Gains and losses resulting from the translation of revenues and expenses and intercompany borrowings, which are not considered equity investments, are included in general and administrative expense. On a successor basis, translation gains amounted to $766, $27,732, and $2,142 for the twelve months ended December 31, 1998 and 1997 and for the three months ended December 31, 1996, respectively. On a predecessor basis, similar exchange losses amounted to $3,661 for the nine months ended September 30, 1996.

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

        Earnings per Share

        The Company adopted the provisions of SFAS No. 128, Earnings per Share, effective for fiscal 1997. This statement requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the year. The number of shares used to compute basic and diluted earnings per share was (in thousands) 90,000 for the year ended December 31, 1998 and 1997, and the three months ended December 31, 1996, successor basis, as there were no potential common shares and no adjustments to net earnings to be considered for purposes of the diluted earnings per shares calculation. On a predecessor basis, primary earnings per share was computed on the basis of weighted average number of common shares outstanding.

        Comprehensive Income

        The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998 This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement further requires that the Company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

        Pension and other Postretirement Benefits

        Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The provisions of SFAS No. 132 revise employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. It standardized the disclosure requirements for pensions and other post retirement benefits to the extent practicable.

        Accounting Changes

      In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start - up Activities ("SOP 98-5"), was issued by the Accounting Standards Executive Committee (AcSEC) of the AICPA and was adopted by the Company, effective January 1, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, which have been previously capitalized, should be expensed as incurred. As a result of the adoption of SOP 98-5, all deferred start-up activities as of January 1, 1998, have been recognized as a cumulative effect of a change in accounting for start-up costs net of tax benefit, in the consolidated statements of operations for the twelve months ended December 31, 1998. During 1998, costs for start-up activities were expensed as incurred.

NOTE 3. ACQUISITIONS

        The Company acquired certain health care facilities and clinical laboratories for a total consideration of $170,137 and $ 475,764 for the twelve months ended December 31, 1998 and 1997, respectively, and $561 for the three months ended December 31, 1996, on a successor basis, and $91,737 for the nine months ended September 30, 1996, on a predecessor basis. These acquisitions have been accounted for as purchase transactions and, accordingly, are included in the results of operations from the dates of acquisition. The excess of the total acquisition costs over the fair value of tangible net assets acquired was $157,836 and $383,626 for the twelve months ended December 31, 1998 and 1997 and $0 for the three months ended December 31, 1996, on a successor basis, and $81,189 for the nine months ended September 30, 1996, on a predecessor basis.

        Had the acquisitions occurred during the twelve months ended December 31, 1998 been consummated on January 1, 1997, unaudited proforma net revenues for the twelve months ended December 31, 1998 and 1997 would have been $2,584,806 and $2,226,976, respectively. Unaudited proforma income from continuing operations before cumulative effect of change in accounting for start up costs would have been $50,806 and $27,657 for the twelve months ended December 31, 1998 and 1997 respectively.

        Had the acquisitions that occurred during the twelve months ended December 31, 1997 been consummated on October 1, 1996, unaudited proforma net revenues for the twelve months ended December 31, 1997 would have been $2,530,129 and $630,494 for the three months ended December 31, 1996 on a successor basis. Unaudited proforma net earnings would have been $15,573 for the twelve months ended December 31, 1997 and $928 for the three months ended December 31, 1996, on a successor basis.

NOTE 4. OTHER BALANCE SHEET ITEMS

                                                                                             Successor
                                                                                           December 31,
                                                                                    ---------------------------
                                                                                       1998             1997
                                                                                    ----------       ----------
Inventories
  Raw materials                                                                     $   35.199       $   37,792
  Manufactured goods in process                                                         18,802           14,074
  Manufactured and purchased inventory available for sale                               86,615           53,511
                                                                                    ----------       ----------
                                                                                       140,616          105,377
Health care supplies                                                                    29,173           32,093
                                                                                    ----------       ----------
Total                                                                               $  169,789       $  137,470
                                                                                    ==========       ==========

Under the terms of certain unconditional purchase commitments, the Company is obligated to purchase raw materials during 1999 amounting to $61,785

Other Current Assets
  Miscellaneous accounts receivable                                                 $   70,126       $   67,612
  Deposits and prepaid expenses                                                         23,786           14,536
                                                                                    ----------       ----------
                                                                                    $   93,912       $   82,148
                                                                                    ==========       ==========

Excess of Cost Over the Fair Value of Net Assets
  Acquired and Other Intangible Assets:
  Goodwill, less accumulated amortization of
     $156,210 and $62,140                                                           $2,710,236       $2,739,939
  Patient relationships, less accumulated
     amortization of $57,650 and $28,398                                               115,954          138,329
  Other intangible assets, less accumulated
     amortization of $75,307 and $45,705                                               491,234          386,992
                                                                                    ----------       ----------
        Total                                                                       $3,317,424       $3,265,260
                                                                                    ==========       ==========


Accrued Liabilities
  Accrued operating expenses                                                        $   42,943       $   52,913
  Accrued insurance                                                                     66,513           65,813
  Accrued legal and compliance costs                                                    46,329           62,470
  Accrued salaries and wages                                                            38,740           41,836
  Accrued receivable credit balances                                                    42,804           38,589
  Accrued interest                                                                      30,742           32,270
  Accrued other                                                                          9,830           13,947
  Accrued physician compensation                                                        17,495           16,178
  Accrued restructuring                                                                  4,526            6,899
  Accrued bonus and incentive compensation                                               6,411            7,323
                                                                                    ----------       ----------
                                                                                    $  306,333       $  338,238
                                                                                    ==========       ==========

        Accounts receivable credit balances principally reflect overpayments from third party payors and are in the process of repayment.

NOTE 5. SALE OF ACCOUNTS RECEIVABLE


        On September 27, 1997, NMC established a new $204,000 receivable financing facility with NationsBank to replace its former facility with CitiCorp. The NationsBank facility was amended on February 27, 1998 to increase the commitment amount to $331,500. The current agreement has an effective interest rate of 5.30% and matures on September 27, 1999. At December 31, 1998 and 1997, $305,600 and $200,000 had been received pursuant to such sales; these amounts are reflected as reductions to accounts receivable. Under the terms of the agreement, new interests in accounts receivable are sold as collections reduce previously sold accounts receivable. The costs related to such sales are expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions.

NOTE 6. DEBT

        Long-term debt to outside parties consists of:


                                                                                 DECEMBER 31,
                                                                         ---------------------------
                                                                            1998             1997
                                                                         ----------       ----------

NMC Credit Facility                                                      $1,032,700       $1,613,300
Third-party debt, primarily bank borrowings at
   variable interest rates (3% -14%) with various maturities                 16,215           12,475
                                                                         ----------       ----------
                                                                          1,048,915        1,625,775
Less amounts classified as current                                          38, 035           12,118
                                                                         ==========       ==========
                                                                         $1,010,880       $1,613,657
                                                                         ==========       ==========

        NMC entered into a credit agreement with a group of banks (collectively, the "Lenders"), pursuant to which the Lenders made available to NMC and certain specified subsidiaries and affiliates an aggregate of $2,000,000 through two credit facilities (collectively, the "NMC Credit Facility"). The NMC Credit Facility, as amended, includes: (i) a revolving credit facility of up to $1,000,000 for up to seven years (of which up to $250,000 is available for letters of credit, up to $450,000 is available for borrowings in certain non-U.S. currencies, up to $50,000 is available as swing lines in U.S. dollars and up to $20,000 is available as swing lines in certain non-U.S. currencies) ("Facility 1") and (ii) a term loan facility of $1,000,000 for up to seven years ("Facility 2").

        Loans under the NMC Credit Facility bear interest at one of the following rates, at either (i) LIBOR plus an applicable margin or (ii) a base rate equal to the sum of (1) the higher from time to time of (A) the prime rate of NationsBank, N.A. or (B) the federal funds rate plus 0.50% and (2) an applicable margin. A commitment fee is payable to the Lenders equal to a percentage per annum applied against the unused portion of the NMC Credit Facility.

        In addition to scheduled principal payments, the NMC Credit Facility will be reduced by certain portions of the net cash proceeds from certain sales of assets, sales of accounts receivable and the issuance of subordinated debt and equity securities. All payments outstanding under Facility 1 are due and payable at the end of the seventh year. Prepayments are permitted at any time without penalty, except in certain defined periods. The NMC Credit Agreement contains certain affirmative and negative covenants with respect to the Company, NMC and its subsidiaries, customary for this type of agreement.

        In February 1998, $250 million of Facility 2 was repaid, primarily using borrowings from affiliates. The voluntary prepayment reduces the available financing under the agreement to $1,750,000. At December 31, 1998 and 1997 the Company had available $508 million and $168 million, respectively, of additional borrowing capacity under the NMC Credit Facility including $33 million and $40 million respectively, available for additional letters of credit.

        In connection with the purchase of certain assets, FUSA entered into a term loan agreement with a commercial bank to borrow $25 million at an interest rate of 5.68% per annum. The loan was repaid in February 1998.

        In consideration of proprietary technology acquired, FUSA issued a note payable due in annual installments of $2,500 through 1998. The obligation was fully repaid in 1998.

        Non current borrowings from affiliates consists of:

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1998           1997
                                                                       -----------    ------------

            Fresenius Medical Care AG non-current borrowings
            primarily at interest rates approximating  6 - 9.25% .       $ 94,471       $351,549
            Fresenius AG non-current borrowing at interest rates
                approximating  6 - 7% ............................         60,000             --
            Fresenius Medical Care AG deutsche mark denominated at
            variable interest rate  approximately 5% .............             --         72,601
            Fresenius Medical Care Finance SA  borrowings
            primarily at interest rates approximating 6.5% .......         47,665         67,584
            approximately 5% (deutsche mark denominated) .........             --         17,099
            Fresenius Medical Care-Deutschland-at interest rates
            Fresenius Medical Care Trust Finance S.a.r.l
            at interest rate of 8.43% and 9.25% ..................        786,524             --
            Other ................................................            340            275
                                                                         --------       --------
                                                                          989,000        509,108
            Less amounts classified as current ...................         32,716         67,584
                                                                         --------       --------
            Total ................................................       $956,284       $441,524
                                                                         ========       ========


        Scheduled maturities of long-term debt and non-current borrowings from affiliates are as follows:

         1999                                               $   70,751
         2000                                                  300,379
         2001                                                  300,000
         2002                                                  300,000
         2003                                                  300,000
         2004 and beyond                                       766,785
                                                            ----------
         Total                                              $2,037,915
                                                            ==========

        NOTE 7. INTERNATIONAL OPERATIONS

        Effective January 1, 1998, the Company transferred legal ownership of substantially all of its international operations to FMC. This transfer was accounted for on the cost basis since the international subsidiaries remain under control of a common parent. The consolidated financial statements in this report at December 31, 1998 and 1997 and for the three months ended December 31, 1996 do not include the operating results and cash flows of the international operations which were transferred. The consolidated financial statements at December 31, 1997 and for the three months ended December 31, 1996 have been restated to exclude operating results and cash flows of the international operations and to conform to the current period presentation. Total international assets of $208,669 and liabilities of $249,733, which included $187,525 of intercompany obligations were transferred at December 31, 1997.

        The following table shows the restatement to net revenues and net earnings for continuing operations and earnings per share for the prior periods:

                                                                 TWELVE MONTHS         THREE MONTHS
                                                                     ENDED                 ENDED
                                                               DECEMBER 31, 1997     DECEMBER 31, 1996
                                                               -----------------     -----------------
        Net Revenues:...................................
             Previously reported........................           $2,338,294            $549,211
             Less International Transfer................              172,415              43,840
                                                                   ----------            --------
             Restated FMCH..............................           $2,165,879            $505,371
                                                                   ==========            ========

        Net earnings from continuing operations before
        cumulative effect of change in accounting for
        start up cost...................................
             Previously reported........................           $   34,706            $  7,833
             Less International Transfer................                  786               2,456
                                                                   ----------            --------
             Restated FMCH..............................           $   33,920            $  5,377
                                                                   ==========            ========

        Restated basic and fully diluted earnings per share        $     0.23            $   0.22

        The following table shows the restatement to the previously reported October 1, 1996 stockholders equity:

                                                                  CONSOLIDATED    INTERNATIONAL     RESTATED
                                                                      FMCH           TRANSFER         FMCH
                                                                 -------------    -------------    ----------
        Net Equity......................................         $1,205,210         $(3,662)       $1,201,548

NOTE 8.  DISCONTINUED OPERATIONS

      Effective June 1, 1998, the Company classified its non renal diagnostic Services business ("Non Renal Diagnostic Services") and homecare business ("Homecare") as discontinued operations. The Company disposed of its Non Renal Diagnostic Services division and its Homecare division on respectively, June 26, 1998 and July 29, 1998. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and records, for accounting purporses, its activity as part of discontinued operations. The Company has recorded a net after tax loss of $97 million on the sale of these businesses. The net loss on the disposal of these businesses and their results of operations have been accounted for as discontinued operations, and accordingly, prior year results have been restated. The remaining assets and liabilities of these discontinued operations at the balance sheet date have been classified in the consolidated balance sheet as Net Assets of Discontinued Operations. Included in net assets of discontinued operations is approximately $150 million of IDPN receivables. These assets have not been sold and will remain classified as discontinued operations until they have been settled. See Note 16 - "Commitments and Contingencies - Legal Proceedings."

Operating results and net assets of discontinued operations are presented below:

        Discontinued Operations - Results of Operations

        The revenues and results of operations of the discontinued operations of Non Renal Diagnostic Services and Homecare divisions were as follows:

                                                        TWELVE MONTHS ENDED      THREE MONTHS ENDED
                                                            DECEMBER 31,            DECEMBER 31,
                                                     -------------------------   ------------------
                                                        1998            1997            1996
                                                     ---------        --------        -------
NET REVENUES .................................       $ 120,940        $283,006        $81,355
                                                     ---------        --------        -------

Loss from operations before income tax benefit         (14,212)        (21,001)        (3,030)
Income tax benefit ...........................          (5,543)         (7,218)        (1,243)
                                                     ---------        --------        -------
Loss from operations .........................          (8,669)        (13,783)        (1,787)
                                                     ---------        --------        -------

Loss on disposal before income tax benefit ...        (140,000)             --             --
Income tax benefit ...........................         (42,772)             --             --
                                                     ---------        --------        -------
Loss on disposal .............................         (97,228)             --             --
                                                     ---------        --------        -------

Loss from discontinued operations ............        (105,897)        (13,783)        (1,787)
                                                     =========        ========        =======


        Discontinued Operations - Consolidated Balance Sheet

        The net assets, excluding intercompany assets, of the discontinued operations of the Non Renal Diagnostic Services and Homecare divisions, included in the consolidated balance sheet at December 31, 1998 are as follows:

                                                    Total
Current assets...........................         $168,005
Properties & equipment, net..............              219
Other assets.............................              594
                                                  --------
   Total Assets..........................         $168,818
                                                  ========

Current liabilities......................           18,622
Other liabilities........................              247
                                                  --------
   Total Liabilities.....................           18,869
                                                  ========

   Net assets............................         $149,949
                                                  ========

NOTE 9. INCOME TAXES

        Income from continuing operations before income taxes and cumulative effect of change in accounting for start-up costs are as follows:


                                        SUCCESSOR                       PREDECESSOR
                      ---------------------------------------------   --------------
                      TWELVE MONTHS   TWELVE MONTHS   THREE MONTHS     NINE MONTHS
                          ENDED           ENDED           ENDED           ENDED
                      DEC. 31, 1998   DEC. 31, 1997   DEC. 31, 1996   SEPT. 30, 1996
                      -------------   -------------   -------------   --------------

Domestic                 $ 125,347        $ 80,461        $ 18,415        $ 154,878
Foreign                        (63)           (821)         (2,037)         (25,795)
                         =========        ========        ========        =========
         Total           $ 126,284        $ 79,640        $ 16,378        $ 129,083
                         =========        ========        ========        =========



The  provision  for income taxes was as
follows:

                                                    SUCCESSOR                       PREDECESSOR
                                  ---------------------------------------------   --------------
                                  TWELVE MONTHS   TWELVE MONTHS   THREE MONTHS     NINE MONTHS
                                      ENDED           ENDED           ENDED           ENDED
                                  DEC. 31, 1998   DEC. 31, 1997   DEC. 31, 1996   SEPT. 30, 1996
                                  -------------   -------------   -------------   --------------
Current tax expense
  Federal                               $44,777         $25,040         $ 7,098         $ 56,100
  State                                  12,406          13,354           1,596           15,183
  Foreign                                   530           1,064             237            3,187
                                        -------         -------         -------         --------
          Total Current                  57,713          39,458           8,931           74,470
Deferred tax (benefit) expense
  Federal                                14,642           5,137           1,783           (7,235)
  State                                   2,092           1,125             287           (1,033)
                                        -------         -------         -------         --------
         Total deferred                  16,734           6,262           2,070           (8,268)
                                        -------         -------         -------         --------
         Total provision                $74,447         $45,720         $11,001         $ 66,202
                                        =======         =======         =======         ========



The income tax expense (benefit) for the year ended December 31, 1998 was allocated as follows:

Income from continuing operations                     $ 74,447
Discontinued operations                                (48,315)
Change in accounting method                             (3,260)

                                                      --------
Total tax expense                                     $ 22,872
                                                      ========

Deferred tax liabilities (assets) are comprised of the following:

                                                   SUCCESSOR
                                          --------------------------
                                                 DECEMBER 31,
                                             1998             1997
                                          ---------        ---------

Allowance for doubtful accounts           $ (28,965)       $ (16,960)
Insurance liability                         (23,550)         (24,780)
Legal liability                             (28,972)         (37,666)
Restructuring reserves                           --           (2,978)
Deferred and incentive compensation          (9,335)         (17,028)
Pension and benefit accruals                (16,153)         (14,230)
Accrued interest                             (9,990)          (3,460)
Inventory reserves                           (4,155)          (2,450)
General reserves                            (14,684)          (4,354)
Discontinued operations
                                                 --           (5,861)
Other temporary differences                  (8,791)          (3,557)
Loss carry forwards                         (18,405)          (7,231)
                                          ---------        ---------
   Gross deferred tax assets               (162,998)        (140,555)
Deferred tax assets valuation                 5,340            3,368
                                          ---------        ---------
   Deferred tax assets                     (157,658)        (137,187)
                                          ---------        ---------
Depreciation and amortization               162,148          182,974
Other temporary differences                     462            2,007
                                          ---------        ---------
   Gross deferred tax liabilities           162,610          184,981
                                          ---------        ---------
   Net deferred tax liabilities           $   4,952        $  47,794
                                          =========        =========


        The provision for income taxes for continuing operations before the cumulative effect of change in accounting for start-up costs for the twelve months ended December 31, 1998, December 31, 1997 and the three months ended December 31, 1996 and for the periods prior to the Merger of the Company as described in Note 1 differed from the amount of income taxes determined by applying the applicable statutory Federal income tax rate to pretax earnings as a result of the following differences:

                                                            SUCCESSOR                       PREDECESSOR
                                          ---------------------------------------------   --------------
                                          TWELVE MONTHS   TWELVE MONTHS   THREE MONTHS     NINE MONTHS
                                              ENDED           ENDED           ENDED           ENDED
                                          DEC. 31, 1998   DEC. 31, 1997   DEC. 31, 1996   SEPT. 30, 1996
                                          -------------   -------------   -------------   --------------

Statutory federal tax rate                    35.0%            35.0%           35.0%           35.0%
State  income  taxes,  net of Federal
tax benefit                                    7.5             11.8             7.5             7.1
Amortization of goodwill                      16.6             25.2            22.2             0.9
Foreign losses and taxes                       0.4              1.7             5.8             7.7
Decrease in valuation allowance                0.0            (16.5)            0.0             0.0
Other                                         (0.6)             0.2            (3.3)            0.6
                                              ====             ====            ====            ====
Effective tax rate                            58.9%            57.4%           67.2%           51.3%
                                              ====             ====            ====            ====


        The net changes in the valuation allowance for deferred tax assets were $1,972, ($11,042), ($5,090), and $0, for the twelve months ended December 31, 1998, and 1997, for the three months ended December 31, 1996, and for the nine months ended September 30, 1996, respectively. The increase for 1998 relates to losses incurred by foreign subsidiaries. The decrease for 1997 relates mainly to the utilization of the FUSA loss carryforward. The decrease for the three months ended December 31, 1996 relates mainly to the transfer of a portion of the Company's international operations to FMC. There were no tax provision implications regarding the transfer of the valuation allowance.

        At December 31, 1997, there were approximately $13,454 of foreign (net) operating losses, the majority of which expire in varying amounts over the next seven years. The Company also has $37,329 of domestic U.S. net operating losses that will expire in the year 2018.

        Provision has not been made for additional federal, state, or foreign taxes on $3,418 of undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be, reinvested. The earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. The Company estimates that the distribution of these earnings would result in $1,386 of additional foreign withholding and federal income taxes.

NOTE 10. PROPERTIES AND EQUIPMENT

                                                         SUCCESSOR
                                                --------------------------
                                                   1998             1997
                                                ---------        ---------

Land and improvements                           $   5,219        $   6,190
Buildings                                          68,384           48,594
Capitalized lease property                          9,398            9,950
Leasehold improvements                            176,099          144,361
Equipment and furniture                           327,643          376,199
Construction in progress                           16,932           31,477
                                                ---------        ---------
                                                  603,675          616,771

Accumulated depreciation and amortization        (174,035)        (110,842)
                                                ---------        ---------
Properties and equipment, net                   $ 429,639        $ 505,929
                                                =========        =========


        Depreciation expense relating to properties and equipment amounted to $81,683 and $76.912 for the years ended December 31,1998 and 1997 respectively and $21,847 for the three months ended December 31, 1996 on a successor basis, and $53,509, for the nine months ended September 30, 1996, on a predecessor basis.

        Included in properties and equipment as of December 31, 1998, and 1997 were $24,428 and $16,313, respectively, of peritoneal dialysis cycler machines which the Company leases to customers with end-stage renal disease on a month-to-month basis.. Rental income for the peritoneal dialysis cycler machines was $7,679 and $6,230 for the twelve months ended December 31, 1998 and 1997, respectively and $467, for the three months ended December 31, 1996.

        Leases

        In September 1997, FUSA entered into an amended operating lease arrangement with a bank that covers approximately $40,100 of certain new equipment of FUSA's dialyzer manufacturing facility at its Ogden, Utah plant. The agreement has a basic term expiration date of January 1, 2010, renewal options and a purchase option at the greater of 20% of the original cost or the fair market value. If FUSA elects not to purchase the equipment or renew the lease at the end of the lease term, FUSA will be obligated to pay a remarketing fee of up to $1,350.

        Machine sales for 1998 and 1997 include $32.6 million and $1.6 million, respectively, of net revenues for machines sold to a third party leasing company which are utilized by the dialysis services division to provide services to the Company's customers.

        Future minimum payments under noncancelable leases (principally for clinics and offices) as of December 31, 1998 are as follows:


                                           OPERATING      CAPITAL
                                            LEASES         LEASES        TOTAL
                                           ---------      -------      --------

1999                                       $ 76,521       $5,992       $ 82,513
2000                                         67,154        1,647         68,801
2001                                         59,456          342         59,798
2002                                         41,607          300         41,907
2003                                         35,392          284         35,676
2004 and beyond                             107,944          522        108,466
                                           --------       ------       --------
Total minimum payments                     $388,074       $9,087       $397,161
                                           ========                    ========
Less interest and operating costs                          1,108
                                                          ------
Present value of minimum lease Payments
($5,313 payable in 1999).                                 $7,979
                                                          ======


        Rental expense for operating leases was $103,838 and $81,740 for the years ended December 31, 1998 and 1997 respectively, $19,826 for the three months ended December 31, 1996 on a successor basis and $66,864, for nine months ended September 30, 1996, on a predecessor basis. Amortization of properties under capital leases amounted to $968 and $3,445 for the years ended December 31, 1998 and 1997 and $465 for the three months ended December 31, 1996 on a successor basis and $629 for the nine months ended September 30, 1996, on a predecessor basis.

        Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expenses. Options to purchase are also included in some lease agreements, particularly capital leases.

NOTE 11. EMPLOYEE INCENTIVES

PREDECESSOR BASIS

Compensation Arrangements

        On a predecessor basis, Grace New York and NMC had established long term incentive and annual incentive compensation plans under which certain key executives were eligible to receive payments and bonuses if certain corporate objectives were attained. These programs were terminated as of the effective date of the Merger. The earnings for the nine months ended September 31, 1996 included charges of $5,084 for costs associated with these programs.


SUCCESSOR BASIS

Annual Incentive Compensation Plan

        The Company has an annual incentive compensation plan under which key employees of the Company are eligible to receive bonuses based upon the achievement of EBIT results and other key objectives. Target awards range from 10% to 40% of employee's salary. Awards under these plans were accrued in 1998 for payment in 1999. No awards were paid in 1997.

NOTE 12. PENSION AND OTHER POST RETIREMENT BENEFITS

        Defined Benefit Pension Plans

        Substantially all domestic employees are covered by NMC's non-contributory, defined benefit pension plan. Each year NMC contributes at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of publicly traded common stock, fixed income securities and cash equivalents.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                                         SUCCESSOR                       PREDECESSOR
                                                       ---------------------------------------------   --------------
                                                       TWELVE MONTHS   TWELVE MONTHS   THREE MONTHS     NINE MONTHS
                                                           ENDED           ENDED           ENDED           ENDED
                                                       DEC. 31, 1998   DEC. 31, 1997   DEC. 31, 1996   SEPT. 30, 1996
                                                       -------------   -------------   -------------   --------------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                   72,025           63,260

Service Cost                                               7,416            7,100
Interest  Cost                                             5,217            4,561
Amendments                                                    --               --
Actuarial (Gain)/Loss                                      5,810           (1,972)
Divestures                                                (1,717)              --
Benefits Paid                                             (1,287)            (924)
                                                        --------         --------
Benefit obligation at end of year                         87,464           72,025
                                                        --------         --------

CHANGE ON PLAN ASSETS
Fair value of plan assets at beginning of year            65,088           54,218
Actual return on plan assets                              13,218           11,794
Employee contribution                                          0                0
Benefits paid                                             (1,287)            (924)
                                                        --------         --------
Fair value of plan assets at end of year                  77,019           65,088
                                                        --------         --------

Funded Status                                            (10,444)          (6,937)
Unrecognized net (gain)/loss                             (15,239)         (15,152)
Recognition of U.A                                            --               --
Adjustment for sale                                           --               --
                                                        --------         --------
Accrued benefit costs                                    (25,683)         (22,089)
                                                        --------         --------

WEIGHTED - AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                               6.75%            7.50%            7.25%            7.25%
Expected return of plan assets                              9.70             9.00             9.00             9.00
Rate of compensation increase                               4.50             4.50             4.50             4.50

COMPONENTS OF NET PERIOD BENEFIT COST
Service Cost                                            $  7,416            7,100            1,678            5,036
Interest Cost                                              5,217            4,561            1,021            3,063
Expected return on plan assets                            (6,430)          (4,758)          (1,103)          (3,310)
Amortization of transition asset                              --               --             (128)            (384)
Amortization of prior service cost                            --               --              (11)             (35)
Recognized net (gain)/loss                                  (891)            (139)              76              223
Curtailment net (gain)                                    (1,717)              --               --               --
                                                        --------         --------         --------         --------
Net periodic benefit costs                              $  3,595         $  6,764         $  1,533         $  4,593
                                                        --------         --------         --------         --------


        NMC also sponsors a supplemental executive retirement plan to provide certain key executives with benefits in excess of normal pension benefits. The projected benefit obligation was $3,100 at December 31, 1998 and 1997 respectively. Pension expense for this plan, for the twelve months ended December 31, 1998 and 1997 and the three months ended December 31, 1996 was $374 and $360, and $149, respectively on a successor basis, and $319 for the nine months ended September 30, 1996, on a predecessor basis.

        NMC does not provide any postretirement benefits to its employees other than those provided under its pension plan and supplemental executive retirement plan.

        Defined Contribution Plans

        The Company's employees are eligible to join NMC's 401 (k) Savings Plan once they have achieved a minimum of one year of service and if they have more than 900 hours of service before their one year anniversary date. Under the provisions of the 401 (k) plan, employees are allowed to contribute up to 16% of their salaries. The Company contributes 50% of their savings up to 6% of saved pay. The Company's total contributions for the year ended December 31, 1998 and 1997 was $7,195 and $6,385 respectively and for the three months ended December 31, 1996 and nine months ended September 30, 1996 amounted to $1,204 and $3,428, respectively.

        FUSA employees are eligible to join FUSA's 401 (k) Savings Plan once they have achieved a minimum of one year of service, 1000 hours of service and attained the age of 18. Under the provisions of FUSA's 401 (k) Savings Plan, FUSA contributes 2% of eligible employee base salary to the FUSA 401 (k) Plan. FUSA's obligation to the FUSA 401 (k) Savings Plan was approximately $422, $780, and $217 for the twelve months ended December 31, 1998 and 1997 and for the three months ended December 31, 1996, respectively.

NOTE 13. EQUITY

PREFERRED STOCK-SUCCESSOR BASIS

        At December 31, 1998, the components of the Company's preferred stocks as presented in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Equity are as follows:

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
                                                                         =======

(1) 160 votes per share

(2) 16 votes per share

(3) 1/10 vote per share

Stock Options - Predecessor Basis

        On a predecessor basis, stock options were granted under the stock incentive plans of companies within the Grace Consolidated Group. At September 30, 1996, options for 6,740,450 shares were outstanding with an average exercise price of $30.12 (of which 4,726,562 were exercisable) and 7,000,000 shares were available for additional grants. As of the date of the Merger, all outstanding Grace New York stock options were, in the case of NMC employees, converted to FMC stock options and, for non-NMC personnel, converted into Grace Chemical stock options. Accordingly, there are no outstanding stock options on the Company's common stock.

Stock Options - Successor Basis

        Immediately prior to the Merger, FMC adopted a stock incentive plan (the "FMC Plan") under which the Company's key management and executive employees are eligible. Under the FMC Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC Plan will be evidenced by a non-transferable convertible bond and corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. Each convertible bond, which will be DM denominated, will entitle the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1997, FMC granted 2,697,438 options (of which 216,663 were forfeited) to the Company, under the FMC Plan. At December 31, 1997 no options were exercisable. During 1998, 2,169,273 options were cancelled or forfeited leaving 311,502 options outstanding under the plan. If these awards are exercised, a total of 103,800 non-voting preference shares would be issued at December 31, 1998. No options were exercisable under the FMC Plan.

During 1998, the Company adopted a new stock incentive plan ("FMC 98 Plan") under which the Company's key management and executive employees are eligible. Under the FMC 98 Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC 98 Plan will be evidenced by a non-transferable convertible bond and a corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. Each convertible bond, which will be DM denominated, will entitle the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1998, FMC awarded 1,024,083 options and exercisable upon vesting for 1,024,083 Preference. At December 31, 1998 no options were exercisable under the FMC 98 Plan.

NOTE 14. FINANCIAL INSTRUMENTS

        Market Risk

        The Company is exposed to market risks due to changes in interest rates and foreign currency rates. The Company uses derivative financial instruments, including interest rate swaps and foreign exchange contracts, as part of its risk management strategy. These instruments are used as a means of hedging exposure to interest rate and foreign currency fluctuations in connection with firm commitments and debt obligations. The Company does not hold or issue derivative instruments for trading or speculative purposes.

        The mark-to-market valuations of the financial instruments and of associated underlying exposures are closely monitored at all times. The Company uses portfolio sensitivities and stress tests to monitor risk. Overall financial strategies and the effects of using derivatives are reviewed periodically.

        Foreign Currency Contracts

        The Company uses foreign exchange contracts as a hedge against foreign exchange risks associated with the settlement of foreign currency denominated payables and firm commitments. At December 31, 1998 and 1997, the Company had outstanding foreign currency contracts for the purchase of Deutsche Marks ("DEM") totaling of $33,280 and $135,000, respectively. The contracts outstanding at December 31, 1998 include forward contracts for delivery of DEM between January and June 1999, at rates ranging from 1.7528 to 1.804 DEM per U.S. Dollar ("USD"), plus option contracts to provide downside protection at
1.6500 DEM per USD and upside potential up to 1.7640 DEM per USD on $12,000 with a maturity date in September 1999.

        The fair value of forward currency contracts are the estimated amounts that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current exchange rates and the current credit worthiness of the counterparties. At December 31, 1998 and 1997, the Company would have received $1,658 and paid $2,985, respectively to terminate the contracts.

        Interest Rate Agreements

        At December 31, 1998 and 1997, the Company had interest rate swaps and option agreements outstanding with various commercial banks for notional amounts totaling $1,600,000 and $1,950,000 respectively. Of the amount outstanding at December 31, 1998, $1,350,000 relate to agreements that became effective prior to December 31, 1998. Three other agreements totaling $250,000 become effective on January 4, 2000. All of these agreements were entered into for other than trading purposes and expire at various dates between January 4, 2000 and January 5, 2004.

        The interest rate swaps totaling $1,450,000 effectively change the Company's interest rate exposure on its variable-rate revolving loans under the Credit Facility (drawn as of December 31, 1998: $1,032,700), the drawdowns under the receivables financing facility (drawn as of December 31, 1998: $305,600), and certain operating lease payments to fixed rates of interest ranging between 6.05% and 6.6025%.

        For a notional amount of $150,000, the option agreements give protection against an increase of interest rates above 6.76% whereas the Company has to pay the difference between the current interest rates and 5.55% when the current rates are below that level. These option contracts will be effective between January 4, 2000 and January 4, 2005. Under the NMC Credit facility, the Company agreed to maintain at least $500,000 of interest rate protection.

     The fair value of the interest rate swaps and options is the estimated amount that the Company would receive or pay to terminate the agreements. The fair value of these agreements at December 31, 1998 and 1997 would require the Company to pay approximately $51,500 and $23,000, respectively. These estimates are subjective in nature and involves uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions significantly affect the estimates.

        Credit Risk

        The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. As of December 31, 1998, the Company's credit exposure was insignificant and limited to the fair value stated above; the Company believes the risk of incurring losses due to credit risk is remote.


        Fair Value of Other Financial Instruments

        At December 31, 1998 and 1997, the carrying value of cash, cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, short-term borrowings, short-term borrowing from related parties and current liabilities approximated their fair values, based on the short-term maturities of these instruments. At December 31, 1998, the fair value of the mandatorily redeemable trust preferred securities exceeded their carrying value by $13,486. At December 31, 1997, the fair value of this debt outstanding at that time exceeded its carrying value by $16,200. Fair value was determined based upon market quotes.

NOTE 15. RELATED PARTY TRANSACTIONS AND ALLOCATIONS

PREDECESSOR BASIS

        Corporate Services

        In accordance with SAB 55, Grace Chemicals allocated a portion of its domestic corporate expenses to its business units, including NMC. These expenses have included management and corporate overhead; benefit administration; risk management/insurance administration; tax and treasury/cash management services; environmental services; litigation administration services; and other support and executive functions. Allocations and charges were based on either a direct cost pass through or a percentage allocation for such services provided based on factors such as net sales, management time, or headcount. Such allocations and charges totaled $5,322, for the nine months ended September 30, 1996.

        Domestic research and development expenses of Grace Chemicals related to NMC's business and allocated to NMC in accordance with SAB 55 totaled $0, for the nine months ended September 30, 1996.

        Management believes that the basis used for allocating corporate services was reasonable and that the terms of these transactions would not materially differ from those that would result from transactions among unrelated parties.

        Grace Chemicals also charged NMC for its share of domestic workers' compensation, employee life, medical and dental, and other general business liability insurance premiums and claims which were handled by Grace Chemicals on a corporate basis. These charges have been based on NMC's actual and expected future experience, including actual payroll expense, and totaled $13,314, for the nine months ended September 30, 1996, and have been included in either cost of health care services or general and administrative expenses, depending upon the nature of the employee's or insured asset's function.


NOTE 16. COMMITMENTS AND CONTINGENCIES

        Contingent Non-NMC Liabilities of Grace New York (Now Known as Fresenius Medical Care Holdings, Inc.)

        In connection with the Merger, Grace Chemicals has agreed to indemnify the Company and NMC against all liabilities of the Company and its successors, whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC operations. After the Merger the Company will remain contingently liable for certain liabilities with respect to pre-Merger matters that are not related to NMC operations. The Company believes that in view of the nature of the non-NMC liabilities and the expected impact of the Merger on Grace Chemicals' financial position, the risk of significant loss from non-NMC liabilities is remote.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

     The Company is cooperating with the OIG Investigation. The Company believes that the government continues to review and evaluate the voluminous information the Company has provided. As indicated above, the government continues, from time to time, to seek supplementing and/or clarifying information from the Company. The Company understands that the government has utilized a grand jury to investigate these matters. The Company expects that this process will continue while the government completes its evaluation of the issues.

     The OIG Investigation covers the following areas: (a) NMC's dialysis services business ("DSD"), principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare, Medicaid, CHAMPUS and other government and commercial payors, its billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) NMC's LifeChem laboratory subsidiary's ("LifeChem") business, including testing procedures, marketing, customer relationships, competition, overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, a 1997 review of dialysis facilities' standing orders, and the provision of discounts on products from NMC's products division, grants, equipment and entertainment to customers; and (d) NMC's homecare division ("Homecare") and, in particular, information concerning intradialytic parenteral nutrition ("IDPN") utilization, documentation of claims and billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

     The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the U.S. Federal False Claims Act (the "False Claims Act") and other federal and state statutes and regulations applicable to NMC's business can be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, it is expected that the government will assert that NMC has violated multiple statutory and regulatory provisions. Additionally, nine and possibly other qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

     During the approximately three and one-half years since the initial subpoenas were served NMC and the government have met periodically to discuss issues in connection with the OIG Investigation, including theories of liability. Recently, NMC and the government have begun to explore the possibility of settling the matters which are encompassed by the OIG Investigation and, as referenced below, have reached an agreement in principal in connection with the diagnostics investigation matter. There can be no assurance that any of the other matters subject to the OIG Investigation will be settled. If however, one or more of the matters encompassed by the OIG Investigation is settled, it may result in NMC acknowledging that its past practices violated federal statutes, as well as NMC incurring substantial civil and criminal financial penalties which could have a material adverse effect on the Company. If one or more of these matters is not settled, the government may be expected to initiate litigation in which it would seek substantial civil and criminal financial penalties and other sanctions that could result in the exclusion of NMC and its subsidiaries from the Medicare program, Medicaid program and other federal health care programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Contingencies."

     DIAGNOSTICS SUBPOENA

     In October 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc., ("DSI") both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and has made extensive document production in response to the subpoena. The Company and the government have been negotiating a resolution to this matter, and negotiations have progressed to the point of a possible settlement. The Company and the government have reached an agreement in principle in which, among other things, the government has agreed to release the Company from liability in this matter in exchange for a payment of approximately $16.5 million from the Company. The Company and the government are currently negotiating the terms of a settlement agreement. The agreement is not final. For this reason, the eventual outcome of this matter, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time. The Company divested Non-Renal Diagnostic services on June 26, 1998. See Note 8 - "Discontinued Operations."

     MEDICAL DIRECTOR COMPENSATION

     The government is investigating whether Dialysis Services' compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statutes, rather than payment for services rendered. Dialysis Services compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by NMC's Medical Products Group ("MPG") on products purchased by the Medical Director's facility from MPG and (until January 1, 1992) a portion of the profit earned by LifeChem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

     To comply with provisions of OBRA 93 (as hereafter defined) known as "Stark II" if Designated Health Services (as defined in Stark II) are involved, Medical Director compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties. Since January 1, 1995, Dialysis Services has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. In renegotiating its Medical Director compensation arrangements in connection with Stark II, Dialysis Services took and continues to take account of the compensation levels paid to its Medical Directors in prior years.

     Certain government representatives have expressed the view in meetings with counsel for NMC that arrangements where the Medical Director was or is paid amounts in excess of the "fair market value" of the services rendered may evidence illegal payments to induce referrals, and that hourly compensation is a relevant measure for evaluating the "fair market value" of the services. Dialysis Services does not compensate its Medical Directors on an hourly basis and has asserted to the government that hourly compensation is not a determinative measure of fair market value. Although the Company believes that the compensation paid to its Medical Directors is generally reflective of fair market value, there can be no assurances that the government will agree with this position or that the Company ultimately will be able to defend its position successfully. Because of the wide variation in local market factors and in the profit percentage contractually negotiated between Dialysis Services and its Medical Directors prior to January 1, 1995, there is a wide variation in the amounts that have been paid to Medical Directors.

     As a result, the compensation that Dialysis Services has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the government that its compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the government that OIG auditors repeatedly reviewed NMC's compensation arrangements with its Medical Directors in connection with their audits of the costs claimed by Dialysis Services; that the OIG stated in its audit reports that, with the exception of certain technical issues, NMC had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that NMC reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the government will accept NMC's assertions concerning the legality of its arrangements generally or NMC's assertion that it reasonably relied on OIG audits, or that the government will not focus on specific arrangements that DSD has made with one or more Medical Directors and assert that those specific arrangements were or are unlawful.

     The government is also investigating whether Dialysis Services' profit sharing arrangements with its Medical Directors influenced them to order unnecessary ancillary services and items. NMC has asserted to the government that the rate of utilization of ancillary services and items by its Medical Directors is reasonable and that it did not provide illegal inducements to Medical Directors to order ancillary services and items.

     CREDIT BALANCES

     In the ordinary course of business, medical service providers like Dialysis Services receive overpayments from Medicare intermediaries and other payors for services that they provide to patients. Medicare intermediaries commonly direct such providers to notify them of the overpayment and not remit such amounts to the intermediary by check or otherwise unless specifically requested to do so. In 1992, the Health Care Financing Administration ("HCFA") adopted a regulation requiring certain Medicare providers, including dialysis centers, to file a quarterly form listing unrecouped overpayments with the Medicare intermediary responsible for reimbursing the provider. The first such filing was required to be made as of June 30, 1992 for the period beginning with the initial date that the provider participated in the Medicare program and ending on June 30, 1992.

     The government is investigating whether Dialysis Services intentionally understated the Medicare credit balance reflected on its books and records for the period ending June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. Dialysis Services' policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of Dialysis Services for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations and that its initial filing with the intermediaries disclosed the credit balance on the books and records of Dialysis Services as shown in accordance with its policy, but there can be no assurance that the government will accept NMC's views. The government has inquired whether other divisions including Homecare, LifeChem and DSI have appropriately treated Medicare credit balances as well as credit balances of other payors.

     The government is also investigating whether Dialysis Services failed to disclose Medicare overpayments that resulted from Dialysis Services' obligation to rebill commercial payors for amounts originally billed to Medicare under HCFA's initial implementation of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") amendments to the secondary payor provisions of the Medicare Act. Dialysis Services experienced delays in reporting a material amount of overpayments after the implementation of the OBRA 93 amendments. NMC asserts that most of these delays were the result of the substantial administrative burdens placed on Dialysis Services as a consequence of the changing and inconsistent instructions issued by HCFA with respect to the OBRA 93 amendments and were not intentional. Substantially all overpayments resulting from the rebilling effort associated with the OBRA 93 amendments have now been reported. Procedures are in place that are designed to ensure that subsequent overpayments resulting from the OBRA 93 amendments will be reported on a timely basis.

     SUPPLEMENTAL MEDICAL INSURANCE

     Dialysis Services provided grants or loans for the payment of premiums for supplemental medical insurance (under which Medicare Part B coverage is provided) on behalf of a small percentage of its patients who are financially needy. The practice of providing loans or grants for the payment of supplemental medical insurance premiums by NMC was one of the subjects of review by the government as part of the OIG Investigation.

     The Government, however, advised the Company orally that it is no longer pursuing this issue. Furthermore, as a result of the passage of HIPAA, the Company terminated making such payments on behalf of its patients. Instead, the Company, together with other representatives of the industry, obtained an advisory opinion from the OIG, whereby, consistent with specified conditions, the Company and other similarly situated providers may make contributions to a non-profit organization that has volunteered to make these payments on behalf of indigent ESRD patients, including patients of the Company. In addition, the government has indicated that it is investigating the method by which NMC made Medigap payments on behalf of its indigent patients.

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

     Capitation for routine tests and panel design. In October 1994, the OIG issued a special fraud alert in which it stated its view that the industry practice of offering to perform or performing the routine tests covered by the composite rate payment method (the "Composite Rate") at a price below fair market value, coupled with an agreement by a dialysis center to refer all or most of its non-Composite Rate tests to the laboratory, violates the anti-kickback statutes. In response to this alert, LifeChem changed its practices with respect to testing covered by the Composite Rate to increase the amount charged to both Dialysis Services and third-party dialysis centers and reduce the number of tests provided for the fixed rate. The government is investigating LifeChem's practices with respect to these tests.

     Benefits provided to dialysis centers and persons associated with dialysis centers. The government is investigating whether Dialysis Services or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use LifeChem services. Such benefits could include, for example, discounts on products or supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, the provision of research grants and the provision of entertainment to customers. NMC has identified certain instances in which benefits were provided to customers who purchased medical products from NMC Medical Products, Inc., NMC's products company, and used LifeChem's laboratory services. The government may assert that the provision of such benefits violates, among other things, the anti-kickback statutes. In December 1998, the former Vice President of Sales responsible for NMC's laboratory and products divisions plead guilty to the payment of illegal kickbacks to obtain laboratory business for NMC. In February 1999, the former President of NMC Medical Products, Inc. was indicted by the government for the payment of these same and/or similar kickbacks.

     Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce in connection with LifeChem business and testing practices. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to LifeChem's billing and testing. Subsequently, the government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided. Recently the government served investigative subpoenas requiring NMC to update its production on the above issues and to produce contract files for twenty-three identified dialysis clinic customers. The government is investigating each of these areas, and asserts that LifeChem and/or NMC have violated the False Claims Act and/or the Anti-Kickback Statute through the test ordering, paneling, requisitioning, utilization, coding, billing and auditing practices described above.

     INTRADIALYTIC PARENTERAL NUTRITION

     Administration kits. One of the activities of SRM is to provide IDPN therapy to dialysis patients at both NMC-owned facilities and at facilities owned by other providers. IDPN therapy was provided by Homcare prior to its divestiture IDPN therapy is typically provided to the patient 12-13 times per month during dialysis treatment. Bills are submitted to Medicare on a monthly basis and include separate claims for reimbursement for supplies, including, among other things, nutritional solutions, administration kits and infusion pumps. In February 1991, the Medicare carrier responsible for processing Homecare's IDPN claims issued a Medicare advisory to all parenteral and enteral nutrition suppliers announcing a coding change for reimbursement of administration kits provided in connection with IDPN therapy for claims filed for items provided on or after April 1, 1991. The Medicare allowance for administration kits during this period was approximately $625 per month per patient. The advisory stated that IDPN providers were to indicate the "total number of actual days" when administration kits were "used," instead of indicating that a one-month supply of administration kits had been provided. In response, Homecare billed for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period, which typically represented the entire month, as opposed to the number of days the treatment was actually administered. During the period from April 1991 to June 1992, Homecare had an average of approximately 1,200 IDPN patients on service.

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

     The government asserts that NMC submitted false claims for administration kits during the period from 1988 to June 30, 1996, and that Homecare's billing for administration kits during this period violated, among other things, the False Claims Act.

     Infusion Pumps and IV Poles. During the time period covered by the subpoenas, Medicare regulations permitted IDPN providers to bill Medicare for the infusion pumps and, until 1992, for IV poles provided to IDPN patients in connection with the administration of IDPN treatments. These regulations do not expressly specify that a particular pump and IV pole be dedicated to a specific patient, and NMC asserts that these regulations permitted Homecare to bill Medicare for an infusion pump and IV pole so long as the patient was infused using a pump and IV pole. Despite the absence of an express regulatory specification, Homecare developed a policy to deliver to a dialysis center a dedicated infusion pump and IV pole for each patient, although the Company cannot represent that Homecare followed this policy in every instance. The government is investigating the propriety of Homecare's billings for infusion pumps and IV poles and asserts that Homecare's billings violate the False Claims Act.

     As noted above, under the new policies published by HCFA with respect to IDPN therapy, the Company has not been able to bill for infusion pumps after July 1, 1996. The government discontinued reimbursement for IV poles in 1992.

     "Hang fees" and other payments. IDPN therapy is typically provided to the patient during dialysis by personnel employed by the dialysis center treating the patient with supplies provided and billed to Medicare by Homecare in accordance with the Medicare parenteral nutrition supplier rules. In order to compensate dialysis centers for the costs incurred in administering IDPN therapy and monitoring the patient during therapy, Homecare followed the practice common in the industry of paying a "hang fee" to the center. Dialysis centers are responsible for reporting such fees to HCFA on their cost reports. For Dialysis Services dialysis centers, the fee was $30 per administration, based upon internal Dialysis Services cost calculations. For third-party dialysis centers, the fee was negotiated with each center, typically pursuant to a written contract, and ranged from $15 to $65 per administration. The Company has identified instances in which other payments and amounts beyond that reflected in a contract were paid to these third-party centers. The Company has stopped paying "hang fees" to both Dialysis Services and third-party facilities.

     In July 1993, the OIG issued a management advisory alert to HCFA in which it stated that "hang fees" and other payments made by suppliers of IDPN to dialysis centers "appear to be illegal as well as unreasonably high." The government is investigating the nature and extent of the "hang fees" and other payments made by Homecare as well as payments by Homecare to physicians whose patients have received IDPN therapy. The government may assert that the payments by Homecare to dialysis centers violate, among other things, the anti-kickback statutes.

     Utilization of IDPN. Since 1984, when HCFA determined that Medicare should cover IDPN and other parenteral nutrition therapies, the Company has been an industry leader in identifying situations in which IDPN therapy is beneficial to end-stage renal disease ("ESRD") patients. It is the policy of the Company to seek Medicare reimbursement for IDPN therapy only when it is prescribed by a patient's treating physician and when it believes that the circumstances satisfy the requirements published by HCFA and its carrier agents. Prior to 1994, HCFA and its carriers approved for payment more than 90% of the IDPN claims submitted by Homecare. After 1993, the rate of approval for Medicare reimbursement for IDPN claims submitted by Homecare for new patients and by the infusion industry in general, fell to approximately 9%. The Company contends that the reduction in rates of approval occurred because HCFA and its carriers implemented an unauthorized change in coverage policy without giving notice to providers. While NMC continued to offer IDPN to patients pursuant to the prescription of the patients' treating physicians and to submit claims for Medicare reimbursement when it believed the requirements stated in HCFA's published regulations were satisfied, other providers responded to the drop in the approval rate for new Medicare IDPN patients by abandoning the Medicare IDPN business, cutting back on the number of Medicare patients to whom they provide IDPN, or declining to add new Medicare patients. Beginning in 1994 the number of patients to whom NMC provided IDPN increased as a result.

     The government is investigating the utilization rate of IDPN therapy among NMC patients, whether NMC submitted IDPN claims to Medicare for patients who were not eligible for coverage, and whether documentation of eligibility was adequate. NMC asserts that the utilization rate of IDPN therapy among its dialysis patients, which, in 1995, averaged less than 3.5%, is the result of the factors discussed above and that it is the policy of Homecare to seek Medicare reimbursement for IDPN therapy prescribed by the patients' treating physician in accordance with the requirements published by HCFA and its carrier agents. There can be no assurance that the government will accept NMC's view. The government asserts that Homecare submitted IDPN claims for individuals who were not eligible for coverage and/or with inadequate documentation of eligibility.

     The Company believes that it has presented to the government substantial defenses which support NMC's interpretation of coverage rules of IDPN as HCFA and its carriers published and explained them, and which demonstrated that HCFA and its carriers improperly implemented unpublished, more restrictive criteria after 1993. Nevertheless, the government is expected to assert in the OIG Investigation that, on a widespread basis, NMC submitted and received payments on claims for IDPN to Medicare for patients who were not eligible for coverage, and for whom the documentation of eligibility was inadequate.

     In addition, the government asserts that, in a substantial number of cases, documentation of eligibility was false or inaccurate. With respect to some claims, the Company has determined that false or inaccurate documentation was submitted, deliberately or otherwise. The government continues to investigate the IDPN claims.

     QUI TAM ACTIONS

     The Company and NMC have become aware that nine qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective U.S. Securities and Exchange Commission (the "SEC" or the "Commission") and New York Stock Exchange ("NYSE") periodically required filings.

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

     The third qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in February 1996 and was disclosed to the Company in November 1996. It alleges, among other things, that a pharmaceutical manufacturer, an unaffiliated dialysis provider and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for a nonsterile intravenous drug and for intravenous drugs which were allegedly billed in excess of permissible Medicare reimbursement rates. The complaint also asserts that the defendants violated the Medicare and Medicaid anti-kickback statutes in connection with the receipt of discounts and other in kind payments as alleged inducements to purchase intravenous drugs. The complaint is focused on the business relationship between the pharmaceutical manufacturer and several providers, one of which is NMC. The complaint asserts that as a result of this allegedly wrongful conduct, the United States suffered damages. On June 28, 1997, in response to relator's motion to dismiss and the United States' declination to intervene, the District Court ordered the complaint dismissed without prejudice.

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

     The ninth qui tam was filed in the United States District Court for the District of Massachusetts in 1994 and was disclosed to the Company in February 1999. It alleges among other things that NMC violated the False Claims Act and the Anti-Kickback Statute in connection with certain billing and documentation practices regarding IDPN therapy, home oxygen therapy and certain medical billings in NMC's Chicago office.

     Each of the qui tam complaints asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in any of the qui tam actions could have a material adverse affect on the Company's business, financial condition or results of operations.

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

     Fresenius Medical Care and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of Fresenius Medical Care to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that (a) compliance by the United States with such provisions is not a condition or defense to the obligations of Fresenius Medical Care under the OIG Agreements and (b) breach of such provisions by the United States cannot and will not be raised by Fresenius Medical Care to excuse performance under the OIG Agreements. Neither the entering into of the OIG Agreements nor the providing of the Primary Guarantee and the $150 million letter of credit is an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability, which may result therefrom.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid, and based on its finding, the Court also permanently enjoined HCFA from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on HCFA's motion for summary judgment pending completion of outstanding discovery. On October 5, 1998 NMC filed it's own motion for summary judgment requesting that the Court declare HCFA's prospective application of the April 1995 rule invalid and permanently enjoin HCFA from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Company believes that the Court's favorable rulings to date provide a stronger legal basis for NMC to collect outstanding amounts from commercial payors on the retroactive portion of the case during the first half of 1998. HCFA elected not to appeal from the Court's June 1995 and January 1998 orders. HCFA may, however, appeal all rulings at the conclusion of the litigation. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively Dialysis Services may be required to refund the payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation, and to re-bill Medicare for the same services, which would result in a net loss to Dialysis Services of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in such event, the Company's business, financial position and results of operations would be materially adversely affected.

     INTRADIALYTIC PARENTERAL NUTRITION COVERAGE ISSUES

     SRM administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. IDPN therapy was provided by Homecare prior to its divestiture After 1993, Medicare claims processors sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims represented an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers pursued various administrative and legal remedies, including administrative appeals, to address this reduction.

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

     NMC was successful in pursuing these claims through the administrative process, receiving favorable decisions from Administrative Law Judges in more than 80% of its cases. In early 1998, a group of claims which had been ruled on favorably were remanded by the Medical Appeals Council to a single Administrative Law Judge (the "ALJ") with extensive instructions concerning the review of these decisions. A hearing was scheduled on the remanded claims to take place in July, but later postponed until October 1998.

     Prior to the July hearing date, the United States Attorney for the District of Massachusetts requested that the hearing be stayed pending resolution of the OIG Investigation, on the basis that proceeding could adversely effect the government's investigation as well as the government's efforts to confirm its belief that these claims are false. Prior to the ALJ issuing a decision on the stay request, the U.S. Attorney's Office requested that NMC agree to a stay in the proceedings in order to achieve a potential resolution of the IDPN claims subject to the OIG Investigation as well as those which are subject to the administrative appeals process. NMC has agreed to this request, and together with the U.S. Attorney's Office has requested a stay. The ALJ has agreed to this request in order to allow the parties the opportunity to resolve both the IDPN claims which are the subject of the OIG Investigation and the IDPN claims which are the subject of the administrative proceedings. At this time, it is not possible to determine whether NMC and the government will be able to resolve issues surrounding the IDPN claims. Further proceedings on all other government appeals from the Administrative Law Judges' decisions favorable to the Company have also been stayed by agreement of the parties.

     Although NMC management believes that those IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of December 31, 1998.

     If NMC is unable to collect its IDPN receivable, either through the administrative appeal process or through negotiation, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, the Company's business, financial condition and results of operations could be materially adversely affected. NMC's IDPN receivables are included in the net assets of the Company's discontinued operations. However, these receivables have not been sold and will remain classified as discontinued operations until they have been settled. See Notes to Consoliated Financial Statements Note 8 -"Discontinued Operations."

     OTHER LEGAL PROCEEDINGS

     DISTRICT OF NEW JERSEY INVESTIGATION

     NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have narrowed the issues with respect to which the government has previously expressed concerns and recently have conducted discussions in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

     COMMERCIAL INSURER LITIGATION

     In 1997, the Company, NMC and certain named NMC subsidiaries were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The complaint seeks unspecified damages and costs. This matter is at a relatively early stage in the litigation process, with substantial discovery just beginning and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to continue to vigorously defend the lawsuit. It is also possible that one or more other private payors may assert that NMC received excess payments and similarly, may seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

     ADMINISTRATIVE APPEALS

      The Company regularly pursues various administrative appeals relating to reimbursement issues in connection with its dialysis facilities. One such appeal consists of a challenge to the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities. In 1998, the United States Court of Appeals for the District of Columbia ruled in favor of the Company in connection with the bad debt issue, holding that the Secretary of Health & Human Services had not adequately justified the bad debt regulation, and ruling that the government's order adopting the rule was arbitrary and capricious. The Court of Appeals remanded the matter to the Secretary to provide a more adequate explanation of the bad debt cap or to abandon it. Subsequently, the Court modified its holding to continue the bad debt regulation in effect pending remand. The Company has recently begun settlement discussions with the government in an attempt to recover reimbursement for disallowed bad debt expenses. The Company cannot predict the outcome of these discussions.

NOTE 17. SIGNIFICANT RELATIONS

        For the periods presented, approximately 60% of the Company's health care services net revenues are paid by and subject to regulations under governmental programs, primarily Medicare and Medicaid. The Company maintains reserves for losses related to these programs, including uncollectible accounts receivable, and such losses have been within management's expectations.

        Revenues from EPO accounted for approximately 26% of the Dialysis Services net revenues for the twelve months ended December 31, 1998 and materially contribute to Dialysis Services' operating earnings. EPO is produced by a single source manufacturer, Amgen, Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations.

NOTE 18. INDUSTRY SEGMENTS AND INFORMATION ABOUT FOREIGN OPERATIONS

        The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the fourth quarter of 1998. SFAS No. 131 established the standards for reporting information about operating statements in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.

        The Company's reportable segments are Dialysis Services and Dialysis Products. For purposes of segment reporting, the Dialysis Services division and Spectra Renal Management are combined and reported as Dialysis Services. These divisions are aggregated because of their similar economic classifications. These include the fact that they are both health care service providers whose services are provided to a common patient population, and both receive a significant portion of their net revenue from Medicare and other government and non government third party payors. The Dialysis Products segment reflects the activity of the Dialysis Products Division only.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company generally evaluates division operating performance based on Earnings Before Interest and Taxes (EBIT) but does use Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) in some cases.

        The table below provides information for the years ended December 31, 1998 and 1997 and the three months ended December 31, 1996 on a successor basis and for the nine months ended September 30, 1996 on a predecessor basis pertaining to the Company's operations by geographic area.

                                                  UNITED STATES    EUROPE        OTHER         TOTAL
                                                  -------------    ------        -----         -----

NET REVENUES
Twelve Months Ended                        1998     $2,564,785          --      $ 6,621     $2,571,406
Twelve Months Ended                        1997      2,156,622          --        9,257      2,165,879
Three Months Ended                     12/31/96        502,811          --        2,560        505,371
Nine Months Ended                       9/30/96      1,480,500     103,576       30,584      1,614,660

OPERATING EARNINGS
Twelve Months Ended                        1998        446,725          --        1,013        447,738
Twelve Months Ended                        1997        332,166          --         (123)       332,043
Three Months Ended                     12/31/96         76,374          --          380         76,754
Nine Months Ended                       9/30/96        219,289     (12,277)      (4,099)       202,913

Assets                                     1998      2,452,279          --        9,584      2,461,863
                                           1997      2,233,932          --       12,239      2,240,171
                                           1996      1,740,211          --       16,260      1,756,471

        The table below provides information for the years ended December 31, 1998 and 1997 and three months ended December 31, 1996 on a successor basis and the nine months ended September 30, 1996 on a predecessor basis pertaining to the Company's two industry segments. The predecossor basis has not been restated and includes results of operations of discontinued operations and international operations which were discontinued and transferred, respectively, on a successor basis.


                                                                                LESS
                                                     DIALYSIS     DIALYSIS   INTERSEGMENT
                                                     SERVICES     PRODUCTS      SALES          TOTAL
                                                     --------     --------   ------------      -----

NET REVENUES
Twelve Months Ended                        1998     $2,133,314    $660,458     $222,366     $2,571,406
Twelve Months Ended                        1997      1,770,212     626,397      230,730      2,165,879
Three Months Ended                     12/31/96        406,680     165,674       66,983        505,371
Nine Months Ended                       9/30/96      1,523,458     240,175      148,973      1,614,660

OPERATING EARNINGS
Twelve Months Ended                        1998        340,618     107,120           --        447,738
Twelve Months Ended                        1997        264,643      67,400           --        332,043
Three Months Ended                     12/31/96         67,318       9,436           --         76,754
Nine Months Ended                       9/30/96        169,715      33,198           --        202,913

Assets Successor                           1998      1,817,751     644,112           --      2,461,863
                                           1997      1,621,037     625,134           --      2,246,171
                                           1996      1,141,515     614,956           --      1,756,471

CAPITAL EXPENDITURES
Twelve Months Ended                        1998         55,972      11,996           --         67,968
Twelve Months Ended                        1997         80,278      49,574           --        129,852
Three Months Ended                     12/31/96         27,472       5,486           --         32,958
Nine Months Ended                       9/30/96         89,684       2,198           --         91,882

DEPRECIATION AND AMORTIZATION
OF PROPERTIES AND EQUIPMENT
Twelve Months Ended                        1998        114,471      21,944           --        136,415
Twelve Months Ended                        1997         94,737      26,574           --        121,311
Three Months Ended                     12/31/96         21,305       8,444           --         29,749
Nine Months Ended                       9/30/96         82,217       5,303           --         87,520


         The table below provides the reconciliations of reportable segment operating earnings, assets, capital expenditures, and depreciation and amortization to the Company's consolidated totals.

                                                            TWELVE MONTHS     TWELVE MONTHS      THREE MONTHS     NINE MONTHS
          SEGMENT RECONCILIATION                            ENDED 12/31/98    ENDED 12/31/97    ENDED 12/31/96   ENDED 9/30/96
          ----------------------                            --------------    --------------    --------------   -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
START UP COSTS:
     Total operating earnings for reportable segments         $  447,738        $  332,043        $   76,754        $202,913
     Corporate G&A (including foreign exchange)                 (108,618)          (70,240)          (16,416)        (55,598)
     Research and development expense                             (4,060)           (4,077)           (1,083)         (1,906)
     Net interest expense                                       (208,776)         (178,086)          (42,877)        (16,326)
                                                              ----------        ----------        ----------        --------
     Income Before Income Taxes and cumulative
        effect of change in accounting for start
        up costs                                              $  126,284        $   79,640        $   16,378        $129,083
                                                              ==========        ==========        ==========        ========

ASSETS:
     Total assets for reportable segments                     $2,461,863        $2,246,171        $1,756,471
     Intangible assets not allocated to segments               2,067,648         2,002,656         1,891,079
     Accounts receivable financing agreement                    (305,600)         (200,000)         (148,000)
     Net assets of discontinued operations                       149,949           370,677           345,709
     Other unallocated assets                                    239,543           351,682           525,228
                                                              ----------        ----------        ----------
     Total Assets                                             $4,613,403        $4,771,186        $4,370,487
                                                              ==========        ==========        ==========

Capital Expenditures
     Total capital expenditures for reportable segments       $   67,968        $  129,852        $   32,958        $ 91,882
     Corporate capital expenditures                                6,685             3,892             1,058             971
                                                              ----------        ----------        ----------        --------
     Total Capital Expenditures                               $   74,653        $  133,744        $   34,016        $ 92,853
                                                              ==========        ==========        ==========        ========

DEPRECIATION AND AMORTIZATION:
     Total depreciation and amortization for
        reportable segments                                   $  136,415        $  121,311        $   29,749        $ 87,520
     Corporate depreciation and amortization                      79,799            78,415            19,140           5,577
                                                              ----------        ----------        ----------        --------
     Total Depreciation and Amortization                      $  216,214        $  199,726        $   48,889        $ 93,097
                                                              ==========        ==========        ==========        ========


NOTE 19. QUARTERLY SUMMARY (UNAUDITED)

                                                                          SUCCESSOR
                                                --------------------------------------------------------------
                                                1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
                                                -----------      -----------      -----------      -----------

1998
Net revenues                                      $610,046         $638,282         $655,652         $667,426

Cost of health care services and
   medical supplies                                406,438          422,167          432,126          446,712
Operating expenses                                 136,824          132,626          135,609          123,844
Interest expense, net                               47,099           53,080           54,880           53,717
                                                  --------         --------         --------         --------
   Total expenses                                  590,361          607,873          622,615          624,273
                                                  --------         --------         --------         --------
Earnings from continuing operations
   before Income Taxes and cumulative
   effect of accounting policy change               19,685           30,409           33,037           43,153
Provision for Income Taxes                           9,962           17,582           18,872           28,031
                                                  --------         --------         --------         --------
Net earnings from continuing
   operations before cumulative
   effect of accounting change                    $  9,723         $ 12,827         $ 14,165         $ 15,122
                                                  ========         ========         ========         ========


                                                                          SUCCESSOR
                                                --------------------------------------------------------------
                                                1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
                                                -----------      -----------      -----------      -----------

1997
Net revenues                                      $503,059         $529,320         $547,678         $585,822

Cost of health care services and
   medical supplies                                344,635          342,065          368,122          401,582
Operating expenses                                 105,033          117,991          112,427          116,297
Interest expense, net                               38,758           43,428           47,547           48,354
                                                  --------         --------         --------         --------
   Total expenses                                  488,426          503,484          528,096          566,233
                                                  --------         --------         --------         --------
Earnings from continuing
   operations before Income Taxes                   14,633           25,836           19,582           19,589
Provision for Income Taxes                           7,749           14,940            9,775           13,256
                                                  --------         --------         --------         --------
Net earnings                                      $  6,884         $ 10,896         $  9,807         $  6,333
                                                  ========         ========         ========         ========




To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

      Under the date of February 11, 1999, we reported on the consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years ended December 31, 1998 and 1997 and the period October 1, 1996 to December 31, 1996, the successor periods and the period January 1, 1996 to September 30, 1996, the predecessor period, as included in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

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


February 11, 1999
Boston, MA

                                                                     SCHEDULE II


             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                  SUCCESSOR - FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                                                ADDITIONS (DEDUCTIONS)
                                                                             ----------------------------
                                                                               CHARGED
                                                            BALANCE AT       (CREDITED) TO
                                                           BEGINNING OF        COSTS AND                         BALANCE AT
                                                              YEAR             EXPENSES         OTHER NET       END OF PERIOD
                                                           ------------      -------------      ---------       -------------

DESCRIPTION
Valuation and qualifying accounts deducted from assets:

Allowances for notes and accounts receivable                   53,109           54,709           (58,609)           49,209
Valuation allowance for deferred tax assets                     3,368            1,972                --             5,340



                                  SUCCESSOR - FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997

                                                                                ADDITIONS (DEDUCTIONS)
                                                                             ----------------------------
                                                                               CHARGED
                                                            BALANCE AT       (CREDITED) TO
                                                           BEGINNING OF        COSTS AND                         BALANCE AT
                                                              YEAR             EXPENSES         OTHER NET       END OF PERIOD
                                                           ------------      -------------      ---------       -------------
DESCRIPTION

Valuation and qualifying accounts deducted from assets:

Allowances for notes and accounts receivable                 $ 56,491         $ 43,300          $(46,682)         $ 53,109
Valuation allowance for deferred tax assets                    14,140          (11,042)             --               3,368



                                  SUCCESSOR - FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

                                                                                ADDITIONS (DEDUCTIONS)
                                                                             ----------------------------
                                                                               CHARGED
                                                            BALANCE AT       (CREDITED) TO
                                                           BEGINNING OF        COSTS AND                         BALANCE AT
                                                              YEAR             EXPENSES         OTHER NET       END OF PERIOD
                                                           ------------      -------------      ---------       -------------

DESCRIPTION

Valuation and qualifying accounts deducted from assets:

Allowances for notes and accounts receivable                 $ 55,242         $  7,526          $ (6,277)         $ 56,491
Valuation allowance for deferred tax assets                    19,500           12,219           (17,309)           14,410



                                  PREDECESSOR - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                ADDITIONS (DEDUCTIONS)
                                                                             ----------------------------
                                                                               CHARGED
                                                            BALANCE AT       (CREDITED) TO
                                                           BEGINNING OF        COSTS AND                         BALANCE AT
                                                              YEAR             EXPENSES         OTHER NET       END OF PERIOD
                                                           ------------      -------------      ---------       -------------

DESCRIPTION

Valuation and qualifying accounts deducted from assets:

Allowances for notes and accounts receivable                 $119,914         $ 80,475          $(59,870)         $140,519
Valuation allowance for deferred tax assets                    19,500               --                --            19,500



                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------


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

Exhibit 4.8 Amendment No. 6 dated effective June 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998)

Exhibit 4.9 Amendment No. 7 dated effective December 31, 1998 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates as Guarantors, the Lendors named therein, Nations Bank, N.A. as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N. A., as Dresdner Bank AG and Nations Bank, N.A. as Managing Agents (filed herewith).

Exhibit 4.10 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14,
               1998).

Exhibit 4.11 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.12 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.13 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

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

Exhibit 10.8 Amendment dated as of September 28, 1998 to the Receivables Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care, Inc., as Seller. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998)


Exhibit 10.9 Transfer and Administration Agreement dated August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.10 Amendment No. 1 dated as of February 27, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed herein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23,
               1998).

Exhibit 10.11 Amendment No. 2 dated as of August 25, 1998 to Transfer and Administration Agreement dated us of August 28, 1997 among NMC Funding Corporation as Transferor, National Medical Care, Inc., as Collection Agent, Enterprise Funding Corporation, and Nations Bank, N.A. as agent for Enterprise Funding Corporation and the Bank Investors. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998)


Exhibit 10.12 Amendment No. 3 dated as of September 28, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation as Transferor, National Medical Care, Inc., as Collection Agent, Enterprise Funding Corporation, and Nations Bank, N.A. as agent for Enterprise Funding Corporation and the Bank Investors. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998)

Exhibit 10.13 Employment agreement dated January 1, 1992 by and between Ben J. Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA, Inc., for the year ended December 31, 1992).

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

Exhibit 10.17 Separation Agreement dated as of July 21, 1998 by and between Geoffrey W. Swett and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998)

Exhibit 10.18  Employment Agreement dated October 23, 1998 by and between Roger
               G. Stoll and National Medical Care, Inc. (filed herewith).

Exhibit 10.19 Employment Agreement dated November 11, 1998 by and between William F. Grieco and National Medical Care, Inc. (filed herewith)

Exhibit 11     Statement re: Computation of Per Share Earnings.

Exhibit 27     Financial Data Schedule

(b)    Reports on Form 8-K

       On July 16, 1998, the Company filed a report on Form 8-K with respect to the Company's divestiture of its Non Renal Diagnostic Services and Homecare divisions.

       On August 5, 1998, the Company filed a report on Form 8-K showing certain restated financial data of FMC, the parent corporation of the registrant, on a quarterly basis for 1996 and 1997 and the first quarter of 1998. These quarterly statements detailed results of operations between FMC's core and divested non - core businesses.

         Schedule II - Valuation and Qualifying Accounts

Portions of this Exhibit have been granted confidential treatment by the Commission.