Form 10-K405/A
period 1998-12-31
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1999-04-30
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

        Registrant's telephone number, including area code: 781-402-9000
                                                            ------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 26, 1999, 90,000,000 shares of common stock.

                               TABLE OF CONTENTS


This filing on Form 10-K/A No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of Fresenius Medical Care Holdings, Inc. and where appropriate includes its subsidiaries. The undersigned Registrant hereby amends the following items, financial statements, exhibits, or other portions of its report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K") as set forth below:

The following items are hereby amended and restated in their entirety as they appear in this amendment.

                                    Part III

Item 10 - Directors and Officers of the Registrant             3

Item 11 - Executive Compensation                               5

Item 12 - Security Ownership of Certain Beneficial Owners      12
          and Management

Item 13 - Certain Relationships and Related Transactions       13

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT

      The Board of Directors, in general, delegates the daily management of the Company's business to the Company's executive officers. The following tables set forth information with respect to the directors and executive officers of the Company.

THE BOARD OF DIRECTORS


         NAME                              AGE   POSITION WITH THE COMPANY
         ----                              ---   -------------------------

         Ben J. Lipps.....................  58   Director, President and Chief Executive Officer
         William F. Grieco................  45   Director, General Counsel, Senior Vice President and Secretary
         Hans-Ulrich Sutter...............  50   Director
         Udo Werle........................  54   Chairman of the Board


EXECUTIVE OFFICERS


         NAME                              AGE   POSITION WITH THE COMPANY
         ----                              ---   -------------------------

         Ben J. Lipps.....................  58   President, Chief Executive Officer and Director
         William F. Grieco................  45   General Counsel, Senior Vice President, Secretary and Director
         Jerry A. Schneider...............  51   Vice President, Chief Financial Officer and Treasurer
         J. Michael Lazarus, M.D..........  61   Senior Vice President of Clinical Quality and Medical Director
         Jose A. Diaz-Buxo, M.D...........  51   President, Peritoneal Dialysis Services
         Roger G. Stoll...................  56   Executive Vice President of Renal Products and Laboratory Services

      Ben J. Lipps has been President, Chief Executive Officer and a Director of the Company since 1996. Mr. Lipps is a member of the Management Board of Fresenius Medical Care AG ("Fresenius Medical Care") and was appointed Vice Chairman of the Management Board in September 1998. Prior to the Merger he served as President, Chief Executive Officer, Chief Operating Officer and a director of Fresenius USA since October 1989, and in various capacities with Fresenius USA's predecessor since 1985. Mr. Lipps joined Dow Chemical Company in 1966 and led the research team that developed the first hollow fiber dialyzer between 1967 and 1969. Prior to joining Fresenius USA's predecessor, Mr. Lipps was a Vice President of Research and Development for Cordis Dow Corporation.

      Udo Werle has been Chairman of the Board of Directors since January 1998, a Director of the Company since 1996 and served as Treasurer of the Company until August 1997. Mr. Werle has served as a member of the Management Board and Chief Financial Officer of Fresenius Medical Care since 1996 and was appointed Chairman of the Management Board effective January 1, 1998. Mr. Werle has also served as a Chief Financial Officer and Labor Relations Director of Fresenius AG ("Fresenius") since January 1994. Mr. Werle was previously a member of the Management Board of ABB Kraftwerke AG, Mannheim. In his last position as President of ABB Power Ventures Ltd., Zurich/Mannheim, he was responsible for all cooperation and joint ventures of the Power Generation segment. Mr. Werle joined ABB Power Ventures Ltd. in 1970.

      William F. Grieco has been a Director, General Counsel and Secretary of the Company since 1996 and has served as a Vice President of the Company since April 1, 1998. Mr. Grieco joined NMC in October 1995 as Senior Vice President and General Counsel. Mr. Grieco is also a director of PHC, Inc., a provider of inpatient and outpatient alcohol, drug and psychiatric treatment. Prior to October 1995, Mr. Grieco was a partner in the law firm of Choate, Hall & Stewart, where he maintained a diversified health care practice. Mr. Grieco received his undergraduate degree and his law degree from Boston College, and a graduate degree in health policy and management from Harvard University.

      Mr. Schneider has been a Vice President, the Chief Financial Officer and Treasurer of the Company since August 18, 1997. From January 1995 to July 1997 Mr. Schneider was the Chief Financial Officer of Grancare, Inc., a provider of long term nursing, rehabilitation and pharmacy services. Prior to his position with Grancare, Inc., Mr. Schneider was the President of J. & K. Alan Company, Ltd., a London-based provider of investment and management services, from 1991 to 1994. Mr. Schneider received his undergraduate degree from the University of California at Berkeley and his J.D. degree from Loyola University of Los Angeles.

      Jose A. Diaz-Buxo, M.D. has been President of Peritoneal Dialysis Services for the Company since September 1998. Prior to that time, he had served as Director of Peritoneal Dialysis Services since January 1997 and maintained a private practice in nephrology from 1975 to 1996. Dr. Diaz-Buxo is board certified in internal medicine and nephrology. He is an Emeritus Staff Physician at Carolinas Medical Center in Charlotte, North Carolina and Clinical Professor in the Department of Medicine at the University of North Carolina. Dr. Diaz-Buxo received his undergraduate degree from the University of Puerto Rico in 1967 and his medical degrees from the University of Puerto Rico and the University of Minnesota in 1970 and 1975, respectively. He completed his residency and subsequent nephrology fellowship at the Mayo Graduate School of Medicine. Dr. Diaz-Buxo has published more than 180 papers on dialysis and renal failure and is a frequent lecturer nationally and internationally. Dr. Diaz-Buxo recently received the American Kidney Fund 1999 Torchbearer Award.

      J. Michael Lazarus, M.D. has been the Senior Vice President of Clinical Quality and Medical Director of the Company since 1996. Prior to joining the Company Dr. Lazarus maintained a private practice in internal medicine and nephrology from 1963 to 1996 and was a senior physician at Brigham and Women's Hospital in Boston Massachusetts from 1992 to 1996. Dr. Lazarus is board certified in internal medicine and nephrology and is currently an Associate Professor of Medicine at Harvard Medical School. Dr. Lazarus is also a director of Novavax, Inc., a bio-pharmaceutical company focused on the research and development of proprietary topical and oral drug delivery and encapsulation technologies and the applications of those technologies. Dr. Lazarus received his undergraduate degree from the University of North Carolina at Chapel Hill and is a 1963 graduate of Tulane University School of Medicine.

      Roger G. Stoll has been Executive Vice President of Renal Products and Laboratory Services for the Company since October 5, 1998. Prior to joining the Company, from January 1994 Mr. Stoll was President and Chief Executive Officer of Ohmeda, Inc., the healthcare subsidiary of The BOC Group, plc. From May 1987 to October 1991, Mr. Stoll was Executive Vice President and General Manager of Miles Inc., a subsidiary of Bayer AG. Prior to that time he served in various management capacities with Baxter Travenol (formerly American Hospital Supply Corporation) and served as President of Baxter's American Critical Care Division from June 1982 to February 1986. Mr. Stoll is also a director of St. Jude Medical, Inc., a developer, manufacturer and distributor of medical devices for the global cardiovascular market, and RiboGene, Inc., a drug discovery company concentrating on the identification of novel lead compounds and the development of drugs for the treatment of infectious diseases. Mr. Stoll received his undergraduate degree from Ferris State University and his Ph.D. in Biopharmaceutics from the University of Connecticut. He was a Post Graduate Research Fellow in Pharmacokinetics-Drug Metabolism at the University of Michigan, Ann Arbor.

    Hans-Ulrich Sutter has been a Director of the Company since April 1, 1998. Mr. Sutter was appointed as a Member of the Management Board of Fresenius Medical Care effective July 1, 1997 and has served as Chief Financial Officer of Fresenius Medical Care since July 1997. Mr. Sutter was previously a member of the management committee of the German subsidiary of Proctor & Gamble Company and had served that company in different capacities for more than 24 years. In his last position with Proctor & Gamble Mr. Sutter was responsible for the Finance and Controlling function of its European tissue business.

OWNERSHIP AND TRANSACTIONS REPORTS

    Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding shares of a class of the Company's equity securities registered under the Exchange Act are required to file reports with the SEC concerning their ownership of and transactions in the shares of such class; such persons are also required to furnish the Company with copies of such reports. Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 1998.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The Company is sometimes referred to as "Grace" below when discussing compensation plans and policies in existence prior to the Merger, in order to distinguish such plans and policies from those currently in effect. The following table summarizes the total compensation paid or to be paid by the Company and its subsidiaries for services rendered during 1996, 1997 and 1998 to Ben J. Lipps, Chief Executive Officer of the Company, William F. Grieco, J. Michael Lazarus, M.D., Jose A. Diaz-Buxo, M.D. and Jerry A. Schneider, the four other most highly compensated executive officers of the Company and Roger G. Stoll who commenced employment with the Company in October 1998 (the "Specified Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                  ------------------------
                                               ANNUAL COMPENSATION                  AWARDS        PAYOUTS
                                   --------------------------------------------   ----------      --------
                                                                      OTHER       SECURITIES        LTIP      ALL OTHER
                                                                   COMPENSATION   UNDERLYING      PAYOUTS    COMPENSATION
   NAME AND PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)         ($)        OPTIONS(#)        ($)          ($)
   ---------------------------     ----   ---------   --------     ------------   ----------      --------   ------------
Ben J. Lipps(1)..................  1998    602,933                                 116,600(11)                  31,153(10)
  President, Chief Executive       1997    600,000                                                              33,996(10)
    Officer and Director           1996    225,000    200,000                                                   34,373(10)

William F. Grieco................  1998    401,442    146,250(13)                   41,667(4)                    4,540(2)
  General Counsel, Vice            1997    278,942    125,000(3)                     1,800(8)                    5,056(2)
    President, Secretary           1996    225,000    260,000(6)                                                 1,748(2)
    and Director

J. Michael Lazarus, M.D..........  1998    467,308    225,000(13)                   33,334(4)                    4,540(2)
  Senior Vice President of         1997    430,769                                   2,500(8)                    5,056(2)
    Clinical Quality and Medical   1996    205,384    235,000(6)                                                   792(2)
    Director

Jerry A. Schneider...............  1998    345,622    172,500(13)    189,025(9)                                  2,923(2)
  Vice President, Chief            1997    112,500    175,000(7)      33,303(9)    126,801(5)                      352(2)
    Financial Officer and
    Treasurer

Jose A. Diaz-Buxo, M.D...........  1998    450,000                                  10,000(4)                    5,081(2)
  President, Peritoneal Dialysis   1997    454,279                                   1,917(8)                    1,081(2)
  Services

Roger G. Stoll(12)...............  1998    137,200     54,100(13)                   90,000(4)                      540(2)
  Executive Vice President of
  Renal Products and Laboratory
  Services

---------------
 (1) During 1996, 1997 and 1998, Seratronics, Inc. ("Seratronics") paid $65,825, $65,825, and $68,602, respectively, of Mr. Lipps' salary. In each year listed above, Seratronics was reimbursed by Fresenius USA for such salary payments.

 (2) Represents the value of the group term life insurance premiums paid by the Company and the Company's contributions to the respective officer's 401(k) plan. Mr. Schneider and Dr. Diaz-Buxo were not eligible to participate in the Company's 401(k) plan in 1997. Dr. Lazarus was not eligible to participate in the Company's 401(k) plan in 1996. Mr. Stoll was not eligible to participate in the Company's 401(k) plan in 1998.

 (3) Represents an incentive bonus payment related to 1997 but paid in 1998.

 (4) Represents the number of options to purchase Fresenius Medical Care Preference Shares which were granted under the Fresenius Medical Care 1998 Stock Incentive Plan, as amended (the "1998 FMC Plan").

 (5) Represents 125,001 options with respect to American Depository Shares ("ADSs") representing Fresenius Medical Care Preference Shares, which were granted to Mr. Schneider under the Fresenius Medical Care 1996 Stock Incentive Plan (the "1996 FMC Plan") and options with respect to 1,800 Fresenius Medical Care Preference Shares, which were granted to Mr. Schneider as 1997 bonus compensation under the 1998 FMC Plan.

 (6) Constitutes payments made in accordance with the Retention Bonus Program adopted by the Grace Board of Directors on February 4, 1996. See "-- Retention Bonus Program."

 (7) $75,000 of this amount represents a signing bonus paid upon Mr. Schneider's commencement of employment in August 1997 and a $100,000 guaranteed incentive bonus payment related to 1997 but paid in 1998 See "Executive Compensation -- Employment Agreements" for additional information concerning 1997 bonus awards to Mr. Schneider.

 (8) Represents the number of options to purchase Fresenius Medical Care Preference Shares under the 1998 FMC Plan which were granted in 1998 as an incentive bonus related to 1997.

 (9) Represents (a) $33,284 with respect to 1997 and $187,829 with respect to 1998, which amounts are attributable to the value of relocation expenses paid by the Company in connection with Mr. Schneider's relocation to Massachusetts; (b) interest in excess of 120% of the applicable federal long-term rate on compensation payable during 1997 and 1998, respectively, but deferred at Mr. Schneider's election pursuant to the Company's deferred compensation plan; and (c) a car allowance paid in 1998 only.

(10) These amounts include the value of (a) the Company's contribution to Mr. Lipps' 401(k) plan, (b) the Company's payment of group term life insurance premiums and (c) the Company's payment of premiums attributable to a supplemental life insurance policy and a supplemental disability insurance policy in the amount of $30,128 in 1996 and 1997, respectively, and $27,395 in 1998.

(11) Represents 16,600 options (the "FMC AG Options") to purchase Fresenius Medical Care Preference Shares under the Fresenius Medical Care stock option plan (non-U.S.) (the "FMC AG Plan") and 100,000 options to purchase Fresenius Medical Care Preference Shares under the 1998 FMC Plan (referred to in this footnote as the "North American Plan Options"). The FMC AG Options vest over a four-year period; provided, however, that if certain financial targets are not achieved by Fresenius Medical Care during the initial two years of such vesting period, the options become invalid. The North America Plan Options were approved by the Supervisory Board of Fresenius Medical Care in March 1999 and relate to Mr. Lipps performance in 1997 and 1998. The exercise price of the North America Plan Options will not be determined until June 2, 1999, the proposed effective date for the grant of such options.

(12) Represents salary earned by Mr. Stoll from October 5, 1998 through December 31, 1998. See "Employment Agreements" for a complete description of Mr. Stoll's annual compensation.

(13) Represents incentive bonus payments paid under the FMC Bonus Plan which relate to the achievement of 1998 Company and individual performance targets, but were paid in April 1999.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The Company does not currently have a stock option plan. However, executive officers and certain employees of the Company and its subsidiaries are eligible to participate in the 1996 FMC Plan and the 1998 FMC Stock Plan. Options were granted in December 1997 under the 1996 FMC Plan to certain executive officers and employees of the Company, including Mr. Schneider. Options were granted to Mr. Lipps in August 1998 under the FMC AG Plan. Options were granted in April 1998 under the 1998 FMC Plan to Messrs. Grieco, Schneider, Stoll and Drs. Diaz-Buxo and Lazarus. See "Certain Relationships and Related Transactions -- Relationships and Transactions with Executive Officers -- Loans to Officers under the Stock Incentive Plans."

     The following table sets forth information concerning stock options granted in 1998, including the potential realizable value of each grant assuming that the market value of the Fresenius Medical Care's Preference Share appreciates from the date of grant to the expiration of the option at annualized rates of
(a) 5% and (b) 10%, in each case compounded annually over the term of the option. These assumed rates of appreciation have been specified by the SEC for illustrative purposes only and are not intended to predict future prices of the Company's Common Stock, which will depend upon various factors, including market conditions and the Company's future performance and prospects. The options shown below became exercisable in three approximately equal annual installments beginning one year after the date of grant.

                                                      1998 GRANTS
                                 ------------------------------------------------------   POTENTIAL REALIZABLE
                                              % OF TOTAL                                 VALUE AT ASSUMED ANNUAL
                                   NUMBER      OPTIONS                                    RATES OF STOCK PRICE
                                 OF SHARES    GRANTED TO                                 APPRECIATION FOR OPTION
                                 UNDERLYING   EMPLOYEES      EXERCISE                             TERM
                                  OPTIONS         IN          PRICE        EXPIRATION    -----------------------
             NAME                GRANTED(1)    1998(3)     ($/SHARE)(2)       DATE           5%          10%
             ----                ----------   ----------   ------------   -------------  ----------   ----------
Ben J. Lipps...................    16,600       6.4%          $48.95       August 2008   $  511,042   $1,295,080
William F. Grieco..............    43,467       3.9%          $59.87       April, 2008   $1,636,725   $4,147,784
J. Michael Lazarus, M.D........    35,834       3.3%          $59.87       April 2008    $1,349,309   $3,419,414
Jose A. Diaz-Buxo, M.D.........    11,917       1.1%          $59.87       April 2008    $  448,728   $1,137,165
Jerry A. Schneider.............     1,800       0.2%          $59.87       April 2008    $   67,778   $  171,763
Roger Stoll....................    90,000       8.3%          $49.40      December 2008  $2,795,783   $7,085,062

---------------
(1) Options granted in 1998 to Mr. Lipps under the FMC AG Plan vest over a four-year period; provided, however, that if certain financial targets are not achieved by Fresenius Medical Care during the initial two years of such vesting period, the options become invalid. Options granted in 1998 to Messrs. Grieco and Schneider and Drs. Diaz-Buxo and Lazarus under the 1998 FMC Plan vest over a three-year period. 15,000 of the options granted to Mr. Stoll under the 1998 FMC Plan vested on December 7, 1998 (the grant date); the balance vest over a five-year period. The Supervisory Board of Fresenius Medical Care has approved the granting of 100,000 options to Mr. Lipps under the 1998 FMC Plan. The exercise price of these options will not be determined until June 2, 1999, the proposed effective date of the grant, and therefore the potential realizable value of these options cannot be calculated at this time.

(2) Under the FMC AG Plan, options granted to Mr. Lipps were granted with an exercise price of 87.35 deutsche marks ("DM") per share. Under the 1998 FMC Plan, options granted to Messrs. Grieco and Schneider and Drs. Diaz-Buxo and Lazarus were granted with an exercise price of 110 DM per share and options granted to Mr. Stoll were granted with an exercise price of 83 DM per share. For the purposes of this table these exercise prices has been converted to their per share U.S. dollar equivalent based on, in the case of Mr. Lipps, the August 3, 1998 (i.e. the grant date) conversion rate of 1.7844 DM per U.S. dollar, in the case of Messrs. Grieco and Schneider and Drs. Diaz-Buxo and Lazarus, the April 7, 1998 (i.e., the grant date) conversion rate of
    1.8372 DM per U.S dollar and in the case of Mr. Stoll, the December 7, 1998 (i.e., the grant date) conversion rate of 1.6803 DM per U.S. dollar (source for conversion rates: Bloomberg News Service).

(3) Amount represents, with respect to Mr. Lipps, the percentage of total options granted in 1998 under the FMC AG Plan and with respect to Messrs. Grieco and Schneider and Drs. Diaz-Buxo and Lazarus, the percentage of total options granted in 1998 under the 1998 FMC Plan.

PENSION ARRANGEMENTS

     Most of the Company's employees who work 900 hours or more per year are covered by the Fresenius Medical Care North America Retirement Plan (the "FMC Retirement Plan"), effective as of the first day of the month following their date of hire. Under this basic retirement plan, pension benefits are based upon
(1) the number of years of the covered employee's credited service (subject to a maximum of 30), (2) the covered employee's final average earnings for the 60 consecutive months in which his or her compensation on any July 1 was highest during the last 120 months of continuous participation, and (3) the social security covered compensation (the average social security tax base for the 35 years prior to the covered employee's 65th birthday).

     The annual retirement benefit under the FMC Retirement Plan consists of the sum of (1) 0.85% of the covered employee's final average earnings multiplied by his or her years of benefit service, and (2) 0.65% of the covered employee's final average earnings greater than his or her social security covered compensation base multiplied by his or her years of benefit service.

     The following table shows the annual pensions payable under the FMC Retirement Plan for different levels of compensation and years of credited service. The amounts shown have been computed on the assumption that the covered employee retired at age 65 on December 31, 1998, with benefits payable on a straight life annuity basis.

                                                      YEARS OF CREDITED SERVICE
                                       --------------------------------------------------------
                                          10          15          20          25          30
                                        YEARS       YEARS       YEARS       YEARS       YEARS
                                       --------    --------    --------    --------    --------
    $  100,000   ....................  $ 12,851    $ 19,277    $ 25,702    $ 32,128    $ 38,553
       200,000   ....................    27,851      41,777      55,702      69,628      83,553
       300,000   ....................    42,851      64,277      85,702     107,128     128,553
       400,000   ....................    57,851      86,777     115,702     144,628     173,553
       500,000   ....................    72,851     109,277     145,702     182,128     218,553
       600,000   ....................    87,851     131,777     175,702     219,628     263,553
       700,000   ....................   102,851     154,277     205,702     257,128     308,553
       800,000   ....................   117,851     176,777     235,702     294,628     353,553
       900,000   ....................   132,851     199,277     265,702     332,128     398,553
     1,000,000   ....................   147,851     221,777     295,702     369,628     443,553
     1,100,000   ....................   162,851     244,277     325,702     407,128     488,553
     1,200,000   ....................   177,851     266,777     355,702     444,628     533,553
     1,300,000   ....................   192,851     289,277     385,702     482,128     578,553
     1,400,000   ....................   207,851     311,777     415,702     519,628     623,553
     1,500,000   ....................   222,851     334,277     445,702     557,128     668,553

     Messrs. Grieco, Schneider and Stoll and Drs. Diaz-Buxo and Lazarus had 3.1, 1.4, 0.0, 2.0 and 2.8 years of credited service, respectively, under the FMC Retirement Plan at year-end 1998. The average compensation of the highest consecutive five years of the last ten years of credited service cannot be computed for Messrs. Grieco, Schneider and Stoll and Drs. Diaz-Buxo and Lazarus since they have less than five years of credited service. Mr. Lipps is not presently covered by the FMC Retirement Plan.

DIRECTORS' COMPENSATION AND CONSULTING ARRANGEMENTS

     The directors of the Company are not compensated for their services as such. For information with respect to compensation paid by the Company and its subsidiaries to Messrs. Lipps and Grieco, see the Summary Compensation Table above. Information with respect to compensation paid by Fresenius USA to its non-employee director is provided below. Except as disclosed with respect to compensation by Fresenius USA below, Mr. Werle did not receive compensation from the Company and its subsidiaries in 1998. Except as described below regarding compensation paid to directors of Fresenius USA, Messrs. Sutter and Werle received all of their

1998 compensation from Fresenius AG, Fresenius Medical Care, and subsidiaries of Fresenius Medical Care other than the Company and its subsidiaries.

     In 1998 Mr. Werle, as a non-employee director of Fresenius USA, received a directors fee in the amount of $55,000.

EMPLOYMENT AGREEMENTS

     Pursuant to an employment agreement between Fresenius USA and Mr. Lipps, which became effective as of January 1, 1992 and was modified effective January 1, 1997 (the "Modification"), Mr. Lipps was required to devote substantially all of his business efforts and time to serving as the President of Fresenius USA, subject to his also serving as the President and Chief Executive Officer of Seratronics. Mr. Lipps receives from Fresenius USA an annual base salary of $600,000, and is eligible to participate in the Company's management bonus plan (the "FMC Bonus Plan") based on the attainment of certain sales and profits targets set annually by management and reviewed by the Company's Board of Directors. Under the FMC Bonus Plan, Mr. Lipps can earn a bonus equal to forty percent of his base salary with a maximum bonus of one hundred percent of his base salary. Fresenius USA and Mr. Lipps agreed that Fresenius USA's obligations in respect of such salary and bonus are decreased by amounts payable to Mr. Lipps by Seratronics. Seratronics is wholly-owned by Anderson Group, Inc. During 1996, 1997 and 1998 Fresenius USA reimbursed Seratronics for its compensation related payments to Mr. Lipps. Mr. Francis E. Baker, a member of the Fresenius USA Board until consummation of the Merger, is the President of Andersen Group, Inc. In connection with the Merger, Mr. Lipps became President, Assistant Secretary and a director of the Company, and now performs services for the Company and its other subsidiaries. Under the terms of his employment agreement, Mr. Lipps is entitled to reimbursement during 1997 and 1998 only, for (a) expenses incurred in connection with renting and maintaining a residence in the State of California and (b) reasonable expense incurred in connection with commuting to and from his California residence twice each month. Mr. Lipps also was granted stock options with respect to 120,000 shares of Fresenius USA Common Stock at an exercise price of $3.125 per share, which were fully vested as of December 31, 1995. Mr. Lipps' employment agreement is terminable upon 30 days' advance notice by Fresenius USA, in which event Mr. Lipps is owed one year's base salary payable over the year following such termination plus $100,000 payable upon such termination. The agreement may also be terminated by Mr. Lipps upon one year's notice, as well as by Fresenius USA upon termination for cause and under certain other circumstances. Upon any such termination, Fresenius USA may require that Mr. Lipps refrain, for up to two years, from carrying on a business in competition with Fresenius USA's business, in which event Fresenius USA must pay an additional annual amount to Mr. Lipps equal to his annual salary (or, if greater, the aggregate premiums on certain life and disability policies carried by Mr. Lipps). The foregoing description of Mr. Lipps' employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which was filed with the SEC as an exhibit to Fresenius USA's Annual Report on Form 10-K for the year ended December 31, 1992. A copy of the Modification was filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

     Pursuant to the terms of an employment agreement, between Mr. Schneider and the Company, which became effective August 18, 1997 and was amended effective September 18, 1997, Mr. Schneider receives an annual base salary of $325,000 and is eligible to participate in the FMC Bonus Plan. Upon commencement of his employment Mr. Schneider received a signing bonus of $75,000. Under the FMC Bonus Plan, Mr. Schneider can earn, subject to the Company's attainment of specified financial objectives, a bonus of forty percent of his base salary with a maximum bonus of one hundred percent of his base salary. For 1997 Mr. Schneider was entitled to a make a one-time election with regard to the payment of his incentive compensation by electing: (a) to receive either a guaranteed payment of $100,000 when executive bonus payments were made in 1998 (the "Guaranteed Payment"); or (b) to fully participate in the FMC Bonus Plan, without pro-ration for 1997, and to receive such payment in 1998 based on actual funding of the FMC Bonus Plan; or (c) to have NMC purchase his former residence for its appraised value not to exceed $75,000 over his adjusted cost basis. Mr. Schneider elected to receive the Guaranteed Payment. In addition, Mr. Schneider is entitled to reimbursement for: (a) the difference between the sales price of his former personal residence and its adjusted cost basis in such property and
(b) certain costs incurred in connection with his relocation to Massachusetts. Mr. Schneider was granted options under the 1996 FMC Plan to purchase 125,001 ADS's representing Fresenius Medical Care Preference Shares at $18.53 per ADS, vesting over three years. The term of Mr. Schneider's employment agreement is two years commencing August 18, 1997 and may be terminated by the Company for cause and under certain other circumstances. In the event Mr. Schneider's employment agreement is terminated for any reason other than cause, or if Mr. Schneider terminates his employment agreement because of a breach of its terms by the Company, Mr. Schneider is entitled to his base salary and a continuation of his benefits for a period of two years from the date of such termination. The foregoing description of Mr. Schneider's employment agreement does not purport to be complete and is qualified in its entirety by referenced to such agreement, which was filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31,1998. See "Certain Relationships and Related Transactions -- Loans to Officers"

     Pursuant to an employment agreement between dated November 11, 1998 by and between Mr. Grieco and National Medical Care, Inc., Mr. Grieco receives an annual base salary of $450,000 and is eligible to participate in the FMC Bonus Plan. Under the FMC Bonus Plan, Mr. Grieco can earn, subject to the Company's attainment of specified financial objectives, a bonus of forty percent of his base salary with a maximum bonus of eighty percent of his base salary. Additionally, Mr. Grieco may be eligible for a special bonus based upon his performance throughout the course of the current investigation being conducted by the Office of the United States Attorney for the District of Massachusetts and other U.S. government agencies. Mr. Grieco is also entitled to participate in the Fresenius Medical Care AG Stock Incentive Plan. In the event Mr. Grieco's employment agreement is terminated for any reason other than cause, or if Mr. Grieco terminates his employment agreement because of a breach of its terms by the Company, Mr. Grieco is entitled to his base salary and a continuation of his benefits for a period of two years from the date of such termination. In the event Mr. Grieco's employment agreement is terminated as a result of his disability, Mr. Grieco is entitled to his base salary and a continuation of his benefits for a period of up to one and one-half years beginning on the 181st day of disability. The foregoing description of Mr. Grieco's employment agreement does not purport to be complete and is qualified in its entirety by referenced to such agreement, which was filed with the SEC as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31,1998.

     Pursuant to the terms of an employment agreement, between Mr. Stoll, dated as of October 23, 1998, Mr. Stoll receives an annual base salary of $541,000 and is eligible to participate in the FMC Bonus Plan. Under the FMC Bonus Plan, Mr. Stoll can earn, subject to the Company's attainment of specified financial objectives, a bonus of forty percent of his base salary with a maximum bonus of one hundred percent of his base salary. In addition, Mr. Stoll is entitled to reimbursement for: (a) certain costs incurred in connection with his relocation to Massachusetts, (b) expenses associated with individual income tax preparation up to a total of two thousand Dollars each year. Mr. Stoll was granted options under the 1998 FMC Plan to purchase 90,000 Fresenius Medical Care Preference Shares at $49.40 per share. 15,000 of the options granted to Mr. Stoll under the 1998 FMC Plan vested on the grant date; the balance vest over a five-year period. In the event Mr. Stoll's employment agreement is terminated for any reason other than cause, or if Mr. Stoll terminates his employment agreement because of a breach of its terms by the Company, Mr. Stoll is entitled to his base salary and a continuation of his benefits for a period of two years from the date of such termination. In the event Mr. Stoll's employment agreement is terminated as a result of his disability, Mr. Stoll is entitled to his base salary and a continuation of his benefits for a period of up to one and one-half years beginning on the 181st day of disability. The foregoing description of Mr. Stoll's employment agreement does not purport to be complete and is qualified in its entirety by referenced to such agreement, which was filed with the SEC in March 1999 as an exhibit to the Company's Form 10-K for the period ended December 31, 1998.

RETENTION BONUS PROGRAM

     On February 4, 1996, the Grace Board of Directors adopted a Retention Bonus Program to encourage certain key employees to stay with the Company through the closing date of a possible spin-off, merger or sale. There were guaranteed award and contingent award components to the Retention Bonus Program. For executive officers, guaranteed awards were set at 75% to 150% of their respective annual salaries and were subject to the executive officer remaining with the Company through the above-described closing date. Contingent awards were based on the achievement of certain cash flow targets and the allocation of the contingent award pool was based on the relative contribution of the various businesses and departments to the consolidated results. For 1996, the cash bonus awards paid to Mr. Grieco and Dr. Lazarus consisted solely of payments under the Retention Bonus Program. No further amounts are due or payable pursuant to the Retention Bonus Program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Lipps and Werle are each directors of the Company and, as such, participate in the deliberations of the Company's Board of Directors concerning executive officer compensation. Each of such individuals is also a member of the Management Board of Fresenius Medical Care, and Mr. Werle is a member of the Management Board of Fresenius AG. For information regarding certain transactions between the Company or its subsidiaries on the one hand and Fresenius Medical Care or Fresenius AG on the other, see Item 13 "Certain Relationships and Related Transactions."

                        REPORT OF THE BOARD OF DIRECTORS
                        REGARDING EXECUTIVE COMPENSATION

OVERALL PHILOSOPHY

     The Company's overall executive compensation philosophy is based on the premise that compensation should be aligned with and support the Company's business strategy and long-term goals, and that it should give employees incentives to enhance stockholder value. The key elements of executive compensation are base salary, annual cash incentive (bonus) awards and/or annual incentive bonus stock options for non-voting preference shares of Fresenius Medical Care, the Company's parent corporation. Base salary is intended primarily to reward past performance; annual cash bonus and stock option incentives are intended primarily to reward achievement of specific performance goals during the year; and stock options are designed primarily to foster an identity of interest between the employee and Fresenius Medical Care.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Mr. Lipps' compensation currently consists of a base salary, cash incentive (bonus) awards and option grants under the 1998 FMC Plan and the FMC AG Plan. Mr. Lipps' base salary was set under the terms of his employment agreement with Fresenius USA, Inc., which became a wholly-owned subsidiary of the Company in connection with the Merger. Mr. Lipps' base compensation under that agreement, which was increased from $225,000 to $600,000 effective January 1, 1997 was based on competitive pay practices, his individual experience and breadth of knowledge and other subjective factors. Future increases to his base salary are expected to be determined primarily on the basis of his individual performance and contribution and involve the application of both quantifiable and subjective criteria. The Management Board of Fresenius Medical Care (with Mr. Lipps abstaining) granted 16,600 options to Mr. Lipps under the FMC AG Plan and the Supervisory Board of Fresenius Medical Care has approved the granting of 100,000 options (with a proposed grant date of June 2, 1999) to Mr. Lipps under the 1998 FMC Plan. See "Executive Compensation -- Stock Option Grants in the Last Fiscal Year." Mr. Lipps abstained from all Board discussions and actions relating to his compensation.

COMPENSATION OF OTHER EXECUTIVE OFFICERS

     Mr. Lipps makes recommendations to the Board of Directors concerning the base salaries, annual cash and/or stock option incentive awards and stock option awards for the executive officers of the Company other than himself. Annual cash and/or stock option incentive awards are granted based on the achievement of financial targets and individual performance. The number of stock options to be granted to any particular executive is determined by the Management Board of Fresenius Medical Care and is based primarily on that person's perceived ability to help the Company achieve its goals as well as that person's base salary and potential bonus.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code prohibits the Company from deducting annual compensation in excess of $1 million paid to executive officers named in the Summary Compensation Table of the Information Statement, unless such compensation is performance-based and satisfies certain other conditions. The Company intends to the extent practicable to qualify all payments of compensation under Section 162(m).

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 26, 1999 certain information with respect to each person who is known by the Company to own beneficially more than 5% of each class of the voting securities of the Company, each director of the Company, each nominee for director of the Company, certain executive officers and all directors and officers of the Company as a group.

                                                              SHARES
                                                           BENEFICIALLY        PERCENTAGE
          NAME AND ADDRESS OF BENEFICIAL OWNERS               OWNED             OF CLASS
          -------------------------------------            ------------        ----------
COMMON STOCK:
  Fresenius Medical Care AG(1)
  Else-Kroner-Strasse 1
  61352 Bad Homburg v.d.H.
  Germany................................................   90,000,000           100.0%
  All directors and executive officers as a group........            0               0
6% PREFERRED STOCK:
  Grace Institute(2)
  c/o Marine Midland Bank
  P.O. Box 1329
  Buffalo, New York 14240................................        2,949             8.1%
  W.R. Grace & Co. Retirement Plan for Salaried
     Employees(3)
  1750 Clint Moore Road
  Boca Raton, Florida 33487..............................        9,648(T)(S)      26.5%
  All directors and executive officers as a group........            0               0
CLASS A PREFERRED STOCK:
  Namanco & Co.
  P.O. Box 426
  Exchange Place Station
  69 Montgomery Street
  Jersey City, New Jersey 07303..........................        2,803            17.3%
  All directors and executive officers as a group........            0               0
CLASS B PREFERRED STOCK:
  Namanco & Co.
  P.O. Box 426
  Exchange Place Station
  69 Montgomery Street
  Jersey City, New Jersey 07303..........................        5,143            23.9%
  All directors and executive officers as a group........            0               0
CLASS D PREFERRED STOCK:
  Ben J. Lipps...........................................            1              (4)
  All directors and executive officers as a group........            1              (4)

---------------
(1) Fresenius AG owns 50.3% of the outstanding Fresenius Medical Care Ordinary Shares and none of the Fresenius Medical Care Preference Shares. The share capital of Fresenius AG consists of Fresenius AG Ordinary Shares and non-voting preference shares, nominal value DM 5 per share ("Fresenius AG Preference Shares"), both of which are issued only in bearer form. Accordingly, Fresenius AG has no way of determining who its shareholders are or how many shares any particular shareholder owns. However, under the German Stock Corporation and Securities Law, holders of voting securities of a German company listed on a stock exchange within the European Union are obligated to notify the company of certain levels of holdings.

    Fresenius AG has been informed that the Else Kroner-Fresenius-Stiftung (the "Foundation") owns 68% of the Fresenius AG Ordinary Shares. The Foundation serves to promote medical science, primarily in the fields of research and treatment of illnesses, including the development of apparatuses and preparations. The Foundation may promote only those research projects the results of which will be generally accessible to the public. The Foundation further serves to promote the education of physicians or of others concerned with the treatment and care of sick persons, primarily those working in the field of dialysis, as well as to promote the education of particularly gifted pupils and students. Fresenius AG has been informed that Agrar-Inductrie Holdings GmbH ("AIH") owns 9% of the Fresenius AG Ordinary Shares. Pursuant to a pooling agreement relating to the shares held by AIH, the Foundation has voting power over the shares held by AIH. In addition Neunte Heralkes Beteiligungs-Gellschaft & Co.KG informed Fresenius AG that it owns 9.98% of the Fresenius AG Ordinary Shares.

(2) This entity is not affiliated with the Company.

(3) W.R. Grace & Co. -- Conn. assumed sponsorship of the W.R. Grace & Co. Retirement Plan for Salaried Employees in connection with the Merger.

(4) The Class D Preferred Stock owned by Mr. Lipps represents less than 1% of the total number of outstanding Class D Preferred Shares. Mr. Lipps also owns 10,100 ADSs representing Fresenius Medical Care Ordinary Shares and 5,000 ADSs representing Fresenius Medical Care Preference Shares.

(T) Shares owned by trust and other entities as to which the person has the power to direct voting and/or investment.

(S) Shares as to which the person shares voting and/or investment power with others.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Fresenius Medical Care acquired all of the Common Stock of the Company in connection with the closing of the Merger on September 30, 1996. Accordingly, the Company has entered into certain relationships and related transactions with Fresenius Medical Care and Fresenius AG.

INVESTMENTS BY FRESENIUS MEDICAL CARE

     Fresenius Medical Care is the beneficial owner of all 90,000,000 outstanding shares of the Company's Common Stock. Fresenius Medical Care owns no shares of the Company's Preferred Stock.

     The practical effect of its ownership of all outstanding shares of the Company's Common Stock is to give Fresenius Medical Care an absolute majority of the voting power attributable to the Company's voting securities with respect to all matters in which the classes vote together. Accordingly, Fresenius Medical Care possesses the ability, through its voting power and its power to elect a majority of the Company's directors, to approve any actions requiring the vote of the Company's shareholders, other than matters which materially affect the rights of the holders of a particular class.

GUARANTEES OF THE COMPANY

     The Company has executed a Subsidiary Guarantee in connection with a Senior Subordinated Indenture dated as of November 27, 1996 (the "Indenture"), under which Fresenius Medical Care was the Issuer. The Indenture was executed in connection with the offering of 9% Trust Preferred Securities of Fresenius Medical Care Capital Trust, a statutory business trust formed under the laws of the State of Delaware. The proceeds of the offering of the 9% Trust Preferred Securities were used to purchase 9% Subordinated Notes of Fresenius Medical Care, and thereafter to repay indebtedness under a credit facility entered into by NMC and a syndicate of banks in connection with the Merger (the "Credit Agreement").

     The Company has also executed a Subsidiary Guarantee in connection Senior Subordinated Indentures dated as of February 13, 1998 (together, the "1998 Indentures") under which Fresenius Medical Care was the issuer. The 1998 Indentures were executed in connection with the offering of (a) 7 7/8% USD Trust Preferred Securities of Fresenius Medical Care Capital Trust II and (b) 7 7/8% DM Trust Preferred Securities of Fresenius Medical Care Capital Trust III statutory business trusts formed under the laws of the State of Delaware. The proceeds of the offering of the 7 7/8% and 7 3/8% Trust Preferred Securities were used to purchase, respectively, 7 7/8% and 7 3/8% Subordinated Notes of Fresenius Medical Care and thereafter to repay certain outstanding indebtedness including an approximately $250 million permanent reduction of the credit facility under the Credit Agreement and for general corporate purposes.

MATERIAL CONTRACTS BETWEEN FRESENIUS AG AND FRESENIUS USA,
BETWEEN FRESENIUS MEDICAL CARE AND FRESENIUS USA AND
FRESENIUS MEDICAL CARE AND THE COMPANY

     Prior to the Merger, Fresenius AG and Fresenius USA were parties to numerous contracts and transactions with each other, both in the ordinary course of business and otherwise. Fresenius Medical Care acquired all of Fresenius AG's rights under such contracts and transactions. The following summarizes such contracts and transactions during year ended December 31, 1998.

     Technology. Pursuant to a technology license and know-how agreement, dated April 22, 1994, Fresenius AG granted Fresenius USA an exclusive North American license for the technology, processes and know-how for the manufacture of polysulfone dialyzers, and Fresenius USA agreed to pay Fresenius AG royalties of 4.5% on Fresenius USA's net sales of dialyzers produced by it for a 10-year period beginning January 1, 1996. Fresenius USA also obtained the contractual right to Fresenius AG's know-how relating to certain peritoneal dialysis products incorporating the Safe-Lock(R) technology in the U.S., Canada and Mexico. This license was acquired by Fresenius Medical Care in connection with the Merger.

     Products. During 1998, 1997 and 1996 Fresenius USA purchased $56.9, $53.2 million and $41.3 million, respectively of hemodialysis equipment and supplies from Fresenius Medical Care AG. Such products were initially purchased pursuant to a distribution agreement entered into in 1991 and under which Fresenius USA acted as sole North American distributor for Fresenius AG products for treatment of ESRD by hemodialysis. Prices charged under that agreement were negotiated each year by the parties based on Fresenius AG's estimated costs and desired profit margins, taking into account the competitive environment in the U.S. market, and did not exceed the average of the prices charged to Fresenius AG's other affiliated distributors. By its terms, this distribution agreement terminates on the earlier of December 31, 2011 or the date Fresenius AG loses the power to elect 51% of the Fresenius USA Board. Fresenius AG assigned this distribution agreement to Fresenius Medical Care in connection with the Merger. In 1994, Fresenius USA and Fresenius AG entered into a distribution agreement for certain of Fresenius AG's intensive care and diagnostic products, including the Fresenius AS 104 Cell Separator. This distribution agreement was terminated by the parties in December 1998 and Fresenius USA sold certain of its assets related to this critical care business to Fresenius Pharma (USA), Inc., an indirect subsidiary of Fresenius AG, for a purchase price of $4.32 million, which was the fair market value of the business as determined by the independent appraisal of Valuation Counselors based in Chicago, Illinois. Also during 1998, 1997 and 1996, Fresenius USA sold products to Fresenius AG and certain of its subsidiaries having aggregate sales prices of approximately $2.2, $2.9 million, and $1.3 million respectively.

     International Operations. Effective as of January 1, 1998, the Company transferred ownership of substantially all of its international business to Fresenius Medical Care for a purchase price of 30.2 million deutsche marks (approximately $16.8 million, based on the conversion rate in effect on January 1, 1998), which was the fair market value of that business as determined by the independent appraisal of the Valuation Services Practice of KPMG Peat Marwick, LLP, based in Boston, Massachusetts.

RELATIONSHIPS AND TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

     The following are descriptions of certain relationships and transactions between the Company and its directors and executive officers (or members of their families) and/or businesses with which they are affiliated. See "Executive Compensation -- Directors' Compensation and Consulting Arrangements" for a discussion of certain other relationships and related transactions.

     Securities Repurchases. In September 1996, Mr. Lipps sold options to purchase 450,000 shares of Fresenius USA Common Stock to Fresenius USA at a price of $5.25 per option ($2,362,500 in the aggregate). Such 450,000 options, together with options exercised prior to his sale of the underlying shares to Fresenius USA, represented all of the options to purchase Fresenius USA Common Stock held by him.

     Loans to Officers. In connection with Mr. Schneider's hiring as Chief Financial Officer of the Company in 1997, NMC provided Mr. Schneider with a bridge loan in the original amount of $450,000 to purchase his personal residence in Massachusetts. The loan had no stated interest rate. The note was paid in full by Mr. Schneider in May 1998.

     Loans to Officers under Stock Incentive Plans. To comply with German corporate law requirements, award grants under the 1996 FMC Plan and the 1998 FMC Plan are in the form of non-assignable and non-transferable convertible bonds ("Bonds") and a corresponding non-recourse employee loan from Fresenius Medical Care ("Employee Loans") secured solely by the Bonds with respect to which it was made. The Bonds have a (Deutschemark (DM) denominated) face amount equal to the aggregate nominal (par) value of the Fresenius Medical Care Preference Shares into which the Bonds are convertible (in the form of Preference Shares under the 1998 FMC Plan or ADSs under the 1996 FMC Plan) and bear interest at a rate equal to 5% per annum. The Employee Loans have a DM denominated principal amount equal to the related Bonds and bear interest at the same rate. On conversion of a Bond, the employee (if a U.S. citizen or resident) will pay a conversion payment equal to the fair market value (determined as of the day following the date of grant) of the underlying ADSs or Preference Shares as the case may be. A portion of the conversion payment will be used to repay the Employee Loan, and interest on the Employee Loan will be offset by interest payable on the Bonds. Because the terms of the Employee Loan and Bond match in all respects, award recipients pay nothing and receive nothing with respect to the Bonds and the Employee Loans. A ruling from the Internal Revenue Service has been requested that these arrangements are the functional equivalent of nonqualified employee stock options, and Bonds may not be converted until a satisfactory ruling has been received. In connection with the grant of awards under the 1998 FMC Plan in 1998, Employee Loans were made to Messrs. Grieco, Schneider and Stoll and Drs. Diaz-Buxo and Lazarus in the amounts of 217,335 DM, 9,000 DM, 450,000 DM, 59,585 DM and 179,170 DM, respectively.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 1999                   FRESENIUS MEDICAL CARE HOLDINGS, INC.

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

         NAME                                     TITLE                              DATE
         ----                                     -----                              ----

/s/ Ben J. Lipps                President and Director                          April 30, 1999
Ben J. Lipps                    (Chief Executive Officer)

/s/ Jerry A. Schneider          Chief Financial Officer and Treasurer           April 30, 1999
Jerry A. Schneider              (Chief Financial and Accounting Officer)

/s/ Udo Werle                   Director                                        April 30, 1999
Udo Werle

/s/ Hans-Ulrich Sutter          Director                                        April 30, 1999
Hans-Ulrich Sutter
