Form 10-Q
period 1999-03-31
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1999-05-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720

                      FRESENIUS MEDICAL CARE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                New York                                      13-3461988
(State or Other Jurisdiction of Incorporation)          (I.R.S. Employer ID No.)

Two Ledgemont Center, 95 Hayden Avenue, Lexington, MA            02420
      (Address of Principal Executive Office)                  (Zip Code)


        Registrant's Telephone Number, Including Area Code: 781-402-9000


      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       _____     _____

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

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS                                            PAGE
            Consolidated Statements of Earnings ..........................     4
            Consolidated Statements of Comprehensive Income...............     5
            Consolidated Balance Sheets...................................     6
            Consolidated Statements of Cash Flows.........................     7
            Notes to Consolidated Financial Statements....................     9

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................    24

   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK...................................................    30

PART II: OTHER INFORMATION

   ITEM 1:  Legal Proceedings.............................................    31

   ITEM 5:  Other Information.............................................    45

   ITEM 6:  Exhibits and Reports on Form 8-K..............................    46

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
                                                              1999             1998
                                                           ---------        ---------
NET REVENUES
   Health care services ..............................     $ 553,457        $ 488,428
   Medical supplies ..................................       118,683          121,618
                                                           ---------        ---------
                                                             672,140          610,046
                                                           ---------        ---------

EXPENSES
   Cost of health care services ......................       368,808          323,055
   Cost of medical supplies ..........................        81,624           83,787
   General and administrative expenses ...............        63,987           63,452
   Provision for doubtful accounts ...................        15,058           18,588
   Depreciation and amortization .....................        53,934           53,184
   Research and development ..........................         1,024              989
   Interest expense, net, and related financing
   costs including $20,578 and  $16,059, of interest
   with affiliates ...................................        50,126           47,099
                                                           ---------        ---------
                                                             634,561          590,154
                                                           ---------        ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR START UP COSTS ...................        37,579           19,892
PROVISION FOR INCOME TAXES ...........................        19,952           10,046
                                                           ---------        ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR START UP COSTS ......................     $  17,627        $   9,846
                                                           ---------        ---------

DISCONTINUED OPERATIONS (NOTE 4)
   Loss from discontinued operations, net of
     income taxes ....................................            --           (4,429)
                                                           ---------        ---------
   Loss from discontinued operations .................     $      --        $  (4,429)
                                                           ---------        ---------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR START UP COSTS, NET OF TAX BENEFIT .............            --           (4,890)
                                                           ---------        ---------
NET INCOME ...........................................     $  17,627        $     527
                                                           =========        =========

Basic and fully dilutive earnings per share
   Continuing operations .............................     $    0.19        $    0.11
   Discontinued operations ...........................     $      --        $   (0.05)
   Cumulative effect of accounting change ............     $      --        $   (0.05)
   Net Income ........................................     $    0.19        $    0.01



     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
NET INCOME ..................................     $ 17,627        $    527

Other comprehensive income
   Foreign currency translation adjustments .         (392)          1,026
                                                  --------        --------
   Total other comprehensive income .........         (392)          1,026
                                                  --------        --------
COMPREHENSIVE INCOME ........................     $ 17,235        $  1,553
                                                  ========        ========

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        MARCH 31,         DECEMBER 31,
                                                          1999               1998
                                                       -----------        -----------
                                                       (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents ........................   $    14,459        $     6,579
  Accounts receivable, less allowances of ..........       257,092            254,783
  $54,814 and $49,209
  Inventories ......................................       176,196            169,789
  Deferred income taxes ............................       134,794            139,653
  Other current assets .............................       103,913             93,912
  Net assets of discontinued operations (Note 4) ...       147,114            149,949
                                                       -----------        -----------
    Total Current Assets ...........................       833,568            814,665
                                                       -----------        -----------


Properties and equipment, net ......................       423,987            429,639
                                                       -----------        -----------

Other Assets:
  Excess of cost over the fair value of net
    assets acquired and other intangible assets,
    net of accumulated amortization of
    $321,897 and $289,167 ..........................     3,288,461          3,317,424
  Other assets and deferred charges ................        56,653             51,675
                                                       -----------        -----------
    Total Other Assets .............................     3,345,114          3,369,099
                                                       -----------        -----------
Total Assets .......................................   $ 4,602,669        $ 4,613,403
                                                       ===========        ===========

LIABILITIES AND EQUITY

Current Liabilities:
  Current portion of long-term debt and
    capitalized lease obligations ..................   $    43,263        $    43,348
  Current portion of borrowing from affiliates .....        18,288             32,716
  Accounts payable .................................       113,813            107,482
  Accrued liabilities ..............................       294,459            306,333
  Net accounts payable to affiliates ...............        17,942             17,966
  Accrued income taxes .............................        26,752             12,411
                                                       -----------        -----------
    Total Current Liabilities ......................       514,517            520,256

Long-term debt .....................................       978,701          1,010,880
Non-current borrowings from affiliates .............       958,800            956,284
Capitalized lease obligations ......................         1,786              2,666
Deferred income taxes ..............................       144,660            144,605
Other liabilities ..................................        37,760             29,278
                                                       -----------        -----------
    Total Liabilities ..............................     2,636,224          2,663,969
                                                       -----------        -----------

Equity:
  Preferred stock, $100 par value ..................         7,412              7,412
  Preferred stock, $.10 par value ..................         8,906              8,906
  Common stock, $1 par value; 300,000,000 shares
    authorized; outstanding 90,000,000 .............        90,000             90,000
  Paid in capital ..................................     1,942,141          1,942,235
  Retained deficit .................................       (82,659)          (100,156)
  Accumulated comprehensive income .................           645              1,037
                                                       -----------        -----------
    Total Equity ...................................     1,966,445          1,949,434
                                                       -----------        -----------
Total Liabilities and Equity .......................   $ 4,602,669        $ 4,613,403
                                                       ===========        ===========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    --------------------------
                                                                       1999             1998
                                                                    ---------        ---------
Cash Flows from Operating Activities:
  Net income ...................................................    $  17,627        $     527
  Adjustments to reconcile net income to net cash from
  Operating activities:
    Depreciation and amortization ..............................       53,934           53,184
    Loss from discontinued operations ..........................           --            4,429
    Cumulative effect of change in accounting ..................           --            4,890
    Provision for doubtful accounts ............................       15,058           18,588
    Deferred income taxes ......................................        4,914           (1,154)
    Loss on disposal of properties and equipment ...............          187             (120)

  Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
    Increase  in accounts receivable ...........................      (20,869)         (53,954)
    Increase in inventories ....................................       (6,388)         (13,895)
    (Increase) decrease in other current assets ................      (10,001)          11,428
    Increase in other assets and deferred charges ..............       (4,991)          (5,269)
    Increase in accounts payable ...............................        6,331           14,881
    Increase in accrued income taxes ...........................       14,341           22,617
    Decrease in accrued liabilities ............................      (11,873)         (42,145)
    Increase in other long-term liabilities ....................        8,481            4,305
    Net changes due to/from affiliates .........................          (25)          (8,901)
    Other, net .................................................        2,768           (2,673)
                                                                    ---------        ---------
  Net cash provided by operating activities of
     continued operations ......................................       69,494            6,738
                                                                    ---------        ---------
  Net cash provided by (used in) operating
     activities of discontinued operations .....................        2,848           (2,093)
                                                                    ---------        ---------
  Net cash provided by operating activities ....................       72,342            4,645
                                                                    ---------        ---------

Cash Flows from Investing Activities:
    Capital expenditures .......................................      (17,457)         (19,755)
    Payments for acquisitions, net of cash acquired ............       (4,926)        (137,626)
                                                                    ---------        ---------
  Net cash used in investing activities of
    continued operations .......................................      (22,383)        (157,381)
                                                                    ---------        ---------
  Net cash used in investing activities of
    discontinued operations ....................................          (10)          (4,489)
                                                                    ---------        ---------
  Net cash used in investing activities ........................      (22,393)        (161,870)
                                                                    ---------        ---------

Cash Flows from Financing Activities:
    (Decrease) increase in borrowings from affiliates ..........      (11,912)         571,989
    Cash dividends paid ........................................         (130)            (130)
    Proceeds from issuance of debt .............................           37           12,319
    Proceeds from receivable financing facility ................        3,500          125,000
    Payments on debt and capitalized leases ....................      (33,181)        (540,744)
    Other net ..................................................          (94)            (651)
                                                                    ---------        ---------

  Net cash provided by (used in) financing activities of
    continued operations .......................................      (41,780)         167,783
                                                                    ---------        ---------
  Net cash used in financing activities of
     discontinued operations ...................................           --             (946)
                                                                    ---------        ---------
  Net cash provided by (used in) financing activities ..........      (41,780)         166,837
                                                                    ---------        ---------
Effects of changes in foreign exchange rates ...................         (289)           1,071
                                                                    ---------        ---------
Change in cash and cash equivalents ............................        7,880           10,683
Cash and cash equivalents at beginning of period ...............        6,579           12,437
                                                                    ---------        ---------
Cash and cash equivalents at end of period .....................    $  14,459        $  23,120
                                                                    =========        =========

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         --------------------------
                                                            1999             1998
                                                         ---------        ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .........................................   $  29,297        $  37,787
    Income taxes (received)/paid, net ................         924          (14,447)

Details for Acquisitions:
  Assets acquired ....................................       4,926          139,960
  Liabilities assumed ................................          --            2,334
                                                         ---------        ---------
  Net cash paid for acquisitions .....................   $   4,926        $ 137,626
                                                         =========        =========


           See accompanying Notes to Consolidated Financial Statements

      FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY, AND BASIS OF PRESENTATION

THE COMPANY

     Fresenius Medical Care Holdings, Inc., a New York corporation (the "Company"), is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMC"). The Company conducts its operations through three principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC"), Fresenius USA, Inc., a Massachusetts corporation ("FUSA") and SRC Holding Company, Inc., a Delaware corporation.

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

     The Merger, which was effective September 30, 1996, resulted from the culmination of the following transactions: (1) NMC, which was a subsidiary of W.
R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2,300,000 and paid a cash dividend of approximately $2,100,000 to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution; (4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of FMC, and Fresenius AG's worldwide dialysis business (including its controlling interest in FUSA) ("FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC.

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at March 31, 1999 and 1998 and for the three month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1998 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1999.

      NEW STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently analyzing the complexities of SFAS 133 and its effect on the consolidated financial statements.

NOTE 2. INVENTORIES

                                                                MARCH 31,    DECEMBER 31,
                                                                  1999           1998
                                                                --------     ------------
Inventories:
  Raw materials ............................................    $ 37,585       $ 35,199
  Manufactured goods in process ............................      18,800         18,802
  Manufactured and purchased inventory available for sale         90,621         86,615
                                                                --------       --------
                                                                 147,006        140,616
   Health care supplies ....................................      29,190         29,173
                                                                --------       --------
       Total ...............................................    $176,196       $169,789
                                                                ========       ========


NOTE 3. DEBT

                                                                    MARCH 31,      DECEMBER 31,
                                                                      1999            1998
                                                                   ----------      ------------
Long-term debt to outside parties consists of:

NMC Credit Facility ............................................   $1,000,800       $1,032,700
Third-party debt, primarily bank borrowings at
   variable interest rates (3% -14%) with various maturities ...       16,492           16,215
                                                                   ----------       ----------
                                                                    1,017,292        1,048,915
Less amounts classified as current .............................       38,591           38,035
                                                                   ----------       ----------
                                                                   $  978,701       $1,010,880
                                                                   ==========       ==========


      Non current borrowings from affiliates consists of:

                                                                MARCH 31,    DECEMBER 31,
                                                                  1999           1998
                                                                --------     ------------
Fresenius Medical Care AG non-current borrowings
    primarily at interest rates approximating  6 - 9.25% ...    $ 95,321       $ 94,471

Fresenius AG non-current borrowing at interest rates
    approximating  6 - 7% ..................................      60,000         60,000
Fresenius Medical Care Finance SA  borrowings
    primarily at interest rates approximating 6.5% .........      33,236         47,665
Fresenius Medical Care Trust Finance S.a.r.l. at interest
    rate of 8.43% and 9.25% ................................     786,524        786,524
Other ......................................................       2,007            340
                                                                --------       --------
                                                                 977,088        989,000
Less amounts classified as current .........................      18,288         32,716
                                                                --------       --------
Total ......................................................    $958,800       $956,284
                                                                ========       ========

NOTE 4.  DISCONTINUED OPERATIONS

     Effective June 1, 1998, the Company classified its non-renal diagnostic services business ("Non-Renal Diagnostic Services") and homecare business ("Homecare") as discontinued operations. The Company disposed of its Non Renal Diagnostic Services division and its Homecare division on respectively, June 26, 1998 and July 29, 1998. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and records, for accounting purposes, its activity as part of discontinued operations. The Company recorded a net after tax loss of $97 million on the sale of these businesses. The net loss on the disposal of these businesses and their results of operations have been accounted for as discontinued operations. The remaining assets and liabilities of these discontinued operations at the balance sheet date have been classified in the consolidated balance sheet as Net Assets of Discontinued Operations. Included in net assets of discontinued operations is approximately $150 million of IDPN receivables. These assets have not been sold and will remain classified as discontinued operations until they have been settled. See Note 5 - "Commitments and Contingencies - Legal Proceedings."

Operating results and net assets of discontinued operations are presented below:

     Discontinued Operations - Results of Operations

     The revenues and results of operations of the discontinued operations of Non Renal Diagnostic Services and Homecare divisions were as follows:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                        ------------------------
                                          1999            1998
                                        --------        --------
NET REVENUES .......................    $     --        $ 61,918
                                        --------        --------

Loss before income tax benefit .....          --          (6,991)
Income tax benefit .................          --          (2,562)
                                        --------        --------
Loss from discontinued operations ..    $     --        $ (4,429)
                                        ========        ========


     Discontinued Operations - Consolidated Balance Sheet

     The net assets, excluding intercompany assets, of the discontinued operations of the Non Renal Diagnostic Services and Homecare divisions, included in the consolidated balance sheet at March 31, 1999 are as follows:

                                    Total
Current assets ...............    $164,766
Properties & equipment, net ..         211
Other assets .................         594
                                  --------
   Total Assets ..............    $165,571
                                  ========

Current liabilities ..........      18,210
Other liabilities ............         247
                                  --------
   Total Liabilities .........      18,457
                                  ========
   Net assets ................    $147,114
                                  ========

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

     The OIG Investigation covers the following areas: (a) NMC's dialysis services business ("Dialysis Services"), principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare, Medicaid, CHAMPUS and other government and commercial payors, its billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) NMC's LifeChem laboratory subsidiary's ("LifeChem") business, including testing procedures, marketing, customer relationships, competition, overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, a 1997 review of dialysis facilities' standing orders, and the provision of discounts on products from NMC's products division, grants, equipment and entertainment to customers; and (d) NMC's homecare division ("Homecare") and, in particular, information concerning intradialytic parenteral nutrition ("IDPN") utilization, documentation of claims and billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

     The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the U.S. Federal False Claims Act (the "False Claims Act") and other federal and state statutes and regulations applicable to NMC's business can be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, it is expected that the government will assert that NMC has violated multiple statutory and regulatory provisions. Additionally, ten and possibly other qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

    During the approximately three and one-half years since the initial subpoenas were served NMC and the government have met periodically to discuss issues in connection with the OIG Investigation, including theories of liability. Recently, NMC and the government have begun to explore the possibility of settling the matters which are encompassed by the OIG Investigation and, as referenced below, have reached an agreement in principle in connection with the diagnostics investigation matter. There can be no assurance that any of the other matters subject to the OIG Investigation will be settled. If however, one or more of the matters encompassed by the OIG Investigation is settled, it may result in NMC acknowledging that its past practices violated federal statutes, as well as NMC incurring substantial civil and criminal financial penalties which could have a material adverse effect on the Company. If one or more of these matters is not settled, the government may be expected to initiate litigation in which it would seek substantial civil and criminal financial penalties and other sanctions that could result in the exclusion of NMC and its subsidiaries from the Medicare program, Medicaid program and other federal health care programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies."


     DIAGNOSTICS SUBPOENA

     In October 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc., ("DSI") both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and has made extensive document production in response to the subpoena. The Company and the government have been negotiating a resolution to this matter, and negotiations have progressed to the point of a possible settlement. The Company and the government have reached an agreement in principle in which, among other things, the government has agreed to release the Company from liability in this matter in exchange for a payment of approximately $16.5 million from the Company. The Company and the government are currently negotiating the terms of a settlement agreement. The agreement is not final. For this reason, the eventual outcome of this matter, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time. The Company divested Non-Renal Diagnostic Services on June 26, 1998. See Note 4 - "Discontinued Operations."

     MEDICAL DIRECTOR COMPENSATION

     The government is investigating whether Dialysis Services compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statutes, rather than payment for services rendered. Dialysis Services compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by NMC's Medical Products Group ("MPG") on products purchased by the Medical Director's facility from MPG and (until January 1, 1992) a portion of the profit earned by LifeChem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

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

     As a result, the compensation that Dialysis Services has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the government that its compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the government that OIG auditors repeatedly reviewed NMC's compensation arrangements with its Medical Directors in connection with their audits of the costs claimed by Dialysis Services that the OIG stated in its audit reports that, with the exception of certain technical issues, NMC had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that NMC reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the government will accept NMC's assertions concerning the legality of its arrangements generally or NMC's assertion that it reasonably relied on OIG audits, or that the government will not focus on specific arrangements that Dialysis Services has made with one or more Medical Directors and assert that those specific arrangements were or are unlawful.

     The government is also investigating whether Dialysis Services profit sharing arrangements with its Medical Directors influenced them to order unnecessary ancillary services and items. NMC has asserted to the government that the rate of utilization of ancillary services and items by its Medical Directors is reasonable and that it did not provide illegal inducements to Medical Directors to order ancillary services and items.

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

     The government is investigating whether Dialysis Services intentionally understated the Medicare credit balance reflected on its books and records for the period ending June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. Dialysis Services policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of Dialysis Services for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations and that its initial filing with the intermediaries disclosed the credit balance on the books and records of Dialysis Services as shown in accordance with its policy, but there can be no assurance that the government will accept NMC's views. The government has inquired whether other divisions including Homecare, LifeChem and DSI have appropriately treated Medicare credit balances as well as credit balances of other payors.

     The government is also investigating whether Dialysis Services failed to disclose Medicare overpayments that resulted from

Dialysis Services obligation to rebill commercial payors for amounts originally billed to Medicare under HCFA's initial implementation of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") amendments to the secondary payor provisions of the Medicare Act. Dialysis Service experienced delays in reporting a material amount of overpayments after the implementation of the OBRA 93 amendments. NMC asserts that most of these delays were the result of the substantial administrative burdens placed on Dialysis Services as a consequence of the changing and inconsistent instructions issued by HCFA with respect to the OBRA 93 amendments and were not intentional. Substantially all overpayments resulting from the rebilling effort associated with the OBRA 93 amendments have now been reported. Procedures are in place that are designed to ensure that subsequent overpayments resulting from the OBRA 93 amendments will be reported on a timely basis.

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

     On April 6, 1999, LifeChem voluntarily disclosed an additional billing problem to the government that resulted in LifeChem's receipt of overpayments for laboratory services rendered between 1994 and 1999. In 1994, as a result of the advice of a billing consultant, LifeChem began to bill for platelet testing performed in connection with complete blood counts. This advice was confirmed by the consultant in 1997 as part of a review performed by the consultant under the auspices of LifeChem's then outside counsel. In 1999, however, an internal inquiry resulted in a reexamination of this advice and LifeChem determined that the prior advice was incorrect. As a result LifeChem voluntarily disclosed the overpayment to the Medicare carrier. LifeChem also has notified the government of the disclosure. The Company is still reviewing its records to determine an estimated aggregate amount of the overpayments. There can be no assurances that the government will agree that LifeChem's disclosure should not result in a sanction beyond repayment of the overpayment amount.

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

     QUI TAM ACTIONS

     The Company and NMC have become aware that ten qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective U.S. Securities and Exchange Commission (the "SEC" or the "Commission") and New York Stock Exchange ("NYSE") periodically required filings.

     The first qui tam action was filed in the United States District Court for the Southern District of Florida in June 1994, amended on July 8, 1996 and disclosed to the Company on July 10, 1996. It alleges, among other things, that Grace Chemicals and NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the administration of EPO and that as a result of this allegedly wrongful conduct, the United States suffered actual damages in excess of $200 million. The Amended Complaint also seeks the imposition of a constructive trust on the proceeds of the NMC dividend to Grace Chemicals for the benefit of the United States on the ground that the Merger constitutes a fraudulent conveyance that will render NMC unable to satisfy the claims asserted in the Amended Complaint.

     The second qui tam action was filed in the United States District Court for the Southern District of Florida in December 1994 and disclosed to the Company on April 16, 1999. It alleges, among other things, that NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the cost relating thereto. The second qui tam was filed by the same relator which filed the first qui tam and covers the same services covered by the first qui tam complaint.

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

     The ninth qui tam action was filed in the United States District Court for the District of New Jersey in February 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that DSI and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for reimbursement for diagnostic tests, by causing unnamed physicians to overutilize these tests though a variety of fee arrangements and other impermissible inducements.

     The tenth qui tam was filed in the United States District Court for the District of Massachusetts in 1994 and was disclosed to the Company in February 1999. It alleges among other things that NMC violated the False Claims Act and the Anti-Kickback Statute in connection with certain billing and documentation practices regarding IDPN therapy, home oxygen therapy and certain medical billings in NMC's Chicago office.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In

January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid, and based on its finding, the Court also permanently enjoined HCFA from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on HCFA's motion for summary judgment pending completion of outstanding discovery. On October 5, 1998 NMC filed it's own motion for summary judgment requesting that the Court declare HCFA's prospective application of the April 1995 rule invalid and permanently enjoin HCFA from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. HCFA elected not to appeal from the Court's June 1995 and January 1998 orders. HCFA may, however, appeal all rulings at the conclusion of the litigation. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively, Dialysis Services may be required to refund the payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation, and to re-bill Medicare for the same services, which would result in a net loss to Dialysis Services of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in such event, the Company's business, financial position and results of operations would be materially adversely affected.

     INTRADIALYTIC PARENTERAL NUTRITION COVERAGE ISSUES

     SRM administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. IDPN therapy was provided by Homecare prior to its divestiture. After 1993, Medicare claims processors sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims represented an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers pursued various administrative and legal remedies, including administrative appeals, to address this reduction.

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

     NMC was successful in pursuing these claims through the administrative process, receiving favorable decisions from Administrative Law Judges in more than 80% of its cases. In early 1998, a group of claims which had been ruled on favorably were remanded by the Medicare Appeals Council to a single Administrative Law Judge (the "ALJ") with extensive instructions concerning the review of these decisions. A hearing was scheduled on the remanded claims to take place in July, but later postponed until October 1998.

     Prior to the July hearing date, the United States Attorney for the District of Massachusetts requested that the hearing be stayed pending resolution of the OIG Investigation, on the basis that proceeding could adversely effect the government's investigation as well as the government's efforts to confirm its belief that these claims are false. Prior to the ALJ issuing a decision on the stay request, the U.S. Attorney's Office requested that NMC agree to a stay in the proceedings in order to achieve a potential resolution of the IDPN claims subject to the OIG Investigation as well as those which are subject to the administrative appeals process. NMC agreed to this request, and together with the U.S. Attorney's Office requested a stay. The ALJ agreed to this request in order to allow the parties the opportunity to resolve both the IDPN claims which are the subject of the OIG Investigation and the IDPN claims which are the subject of the administrative proceedings. In March 1999 negotiations between NMC and the U.S. Attorney's Office failed to progress and NMC requested that the stay be lifted. The ALJ agreed to NMC's request and on April 19, 1999 the ALJ hearing began. The hearing process is expected to proceed for several months. At the same time, NMC and the U.S. Attorney's Office are continuing to discuss potential settlement of both the claims relating to the OIG Investigation and the claims which are subject to administrative appeals. At this time, it is not possible to determine whether NMC and the government will be able to resolve issues surrounding the IDPN claims. Further proceedings on other administrative appeals related to unpaid claims remain stayed.

     Although NMC management believes that those unpaid IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment or, to the extent approved, collected in full. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of March 31, 1999.

     If NMC is unable to collect its IDPN receivable, either through the administrative appeal process or through negotiation, or if

IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, the Company's business, financial condition and results of operations could be materially adversely affected. NMC's IDPN receivables are included in the net assets of the Company's discontinued operations. However, these receivables have not been sold and will remain classified as discontinued operations until they have been settled. See Notes to Consolidated Financial Statements Note 4 -"Discontinued Operations."

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

     COMMERCIAL INSURER LITIGATION

     In 1997, the Company, NMC and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The amended complaint seeks unspecified damages and costs. This matter is at a relatively early stage in the litigation process, with substantial discovery just beginning and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to continue to vigorously defend the lawsuit. It is also possible that one or more other private payors may assert that NMC received excess payments and similarly, may seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

     ADMINISTRATIVE APPEALS

     The Company regularly pursues various administrative appeals relating to reimbursement issues in connection with its dialysis facilities. One such appeal consists of a challenge to the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities. In 1998, the United States Court of Appeals for the District of Columbia ruled in favor of the Company in connection with the bad debt issue, holding that the Secretary of Health & Human Services had not adequately justified the bad debt regulation, and ruling that the government's order adopting the rule was arbitrary and capricious. The Court of Appeals remanded the matter to the Secretary to provide a more adequate explanation of the bad debt cap or to abandon it. Subsequently, the Court modified its holding to continue the bad debt regulation in effect pending remand. The Company is continuing settlement discussions with the government in an attempt to recover reimbursement for disallowed bad debt expenses. The Company cannot predict the outcome of these discussions.

NOTE 6. INDUSTRY SEGMENTS INFORMATION

      The Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information during the fourth quarter of 1998. SFAS No. 131 established the standards for reporting information about operating statements in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.

      The Company's reportable segments are Dialysis Services and Dialysis Products. For purposes of segment reporting, the Dialysis Services Division and Spectra Renal Management are combined and reported as Dialysis Services. These divisions are aggregated because of their similar economic classifications. These include the fact that they are both health care service providers whose services are provided to a common patient population, and both receive a significant portion of their net revenue from Medicare and other government and non-government third party payors. The Dialysis Products segment reflects the activity of the Dialysis Products Division only.

The table below provides information for the three months ended March 31, 1999 and 1998 pertaining to the Company's two industry segments.


                                                                           LESS
                                        DIALYSIS         DIALYSIS       INTERSEGMENT        TOTAL
                                        SERVICES         PRODUCTS          SALES
                                       ----------       ----------      ------------      ----------
NET REVENUES
Three Months Ended       3/31/99       $  562,358       $  168,307       $   58,525       $  672,140
Three Months Ended       3/31/98          498,230          164,749           52,933          610,046

OPERATING EARNINGS
Three Months Ended       3/31/99           86,378           30,480               --          116,858
Three Months Ended       3/31/98           71,831           22,180               --           94,011

Assets                      1999        1,835,996          638,043               --        2,474,039
                            1998        1,817,751          644,112               --        2,461,863

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                                    THREE MONTHS ENDED
               SEGMENT RECONCILIATION                                                    MARCH 31,
                                                                                --------------------------
                                                                                  1999             1998
                                                                                ---------        ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR START UP COSTS:
     Total operating earnings for reportable segments                           $ 116,858        $  94,011
     Corporate G&A (including foreign exchange)                                   (28,129)         (26,031)
     Research and development expense                                              (1,024)            (989)
     Net interest expense                                                         (50,126)         (47,099)
                                                                                ---------        ---------

     Income Before Income Taxes and and Cumulative effect of
     change in accounting for Start Up Costs                                    $  37,579        $  19,892
                                                                                =========        =========





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the financial condition and results of operations of the Company. The discussion should be read in conjunction with the financial statements included elsewhere in this document.

    This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of the Company, government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this Item 2 and in the Company's reports filed from time to time with the Commission, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.


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

    The Company derives a significant portion of its health care services net revenues from Medicare, Medicaid and other government health care programs (approximately 60% in 1998). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO, and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

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

RESULTS OF OPERATIONS

         The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services. 1998 information has been reorganized to distinguish between continued and discontinued operations.


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                             (DOLLARS IN MILLIONS)
                                               1999         1998
                                              -----        -----
NET REVENUES
    Dialysis Services                         $ 562        $ 498
    Dialysis Products                           168          165
    Intercompany Eliminations                   (58)         (53)
                                              -----        -----
Total Net Revenues                            $ 672        $ 610
                                              =====        =====

Operating Earnings:
    Dialysis Services                         $  86        $  72
    Dialysis Products                            31           22
                                              -----        -----
Total Operating Earnings                        117           94
                                              -----        -----

Other Expenses:
    General Corporate                         $  28        $  26
    Research & Development                        1            1
    Interest Expense, Net                        50           47
                                              -----        -----
Total Other Expenses                             79           74
                                              -----        -----

Earnings Before Income Taxes and
  cumulative effect of change in
  accounting for start up costs                  38           20
Provision for income taxes                       20           10
                                              -----        -----
Net Earnings from Continuing Operations
  before cumulative effect of change
  in accounting for start up costs            $  18        $  10
                                              -----        -----

Discontinued Operations:
    Net Revenues                              $  --        $  62
                                              =====        =====

    Loss Before Income Taxes                     --           (7)
    Benefit for Income Taxes                     --           (3)
                                              -----        -----
    Loss from Operations                         --           (4)
                                              -----        -----
Total Loss on Discontinued Operations         $  --        $  (4)
                                              =====        =====
Cumulative effect of change in
  accounting for start up costs, net
  of tax benefit                                 --           (5)
                                              -----        -----
Net Income                                    $  18        $   1
                                              =====        =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      Net revenues from continuing operations for the first three months of 1999 increased by 10% ($62 million) over the comparable period in 1998. Net earnings from continuing operations for the first three months of 1999 increased by 80% ($8 million) over the comparable period in 1998 as a result of increased operating earnings, partially offset by higher interest expenses and increased general corporate expenses.

      DIALYSIS SERVICES

      Dialysis Services net revenues for the first three months of 1999 increased by 13% ($64 million) over the comparable period in 1998, primarily as a result of a 9% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, and higher EPO utilization relative to the comparable 1998 period, partially offset by decreased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1998 acquisitions. The laboratory testing revenue decrease was primarily due to the decreased number of patients of other dialysis providers serviced by the Company, during the first quarter of 1999, as competitors consolidate lab activity.

      Dialysis Services operating earnings for the first three months of 1999 increased by 19% ($14 million) over the comparable period of 1998 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization relative to the comparable 1998 period, partially offset by decreased operating earnings in laboratory testing.

      DIALYSIS PRODUCTS

      Dialysis Products net revenues for the first three months of 1999 increased by 2% ($3 million) over the comparable period of 1998. This is due to increased sales of dialyzers ($8 million), and machines ($5 million), partially offset by decreased sales of bloodlines ($2 million) and peritoneal products ($8 million).

      Dialysis Products operating earnings for the first three months of 1999 increased by 41% ($9 million) over the comparable period of 1998. This is primarily due to revenue growth and improvements in gross margin resulting from manufacturing efficiencies from increased production volume and a reduction in freight and distribution expenses.

      OTHER EXPENSES

      The Company's other expenses for the first three months of 1999 increased by 7% ($5 million) over the comparable period of 1998. General corporate expenses increased by $2 million and interest expense increased by $3 million primarily due to the change in the mix of debt instruments at March 31, 1999 versus March 31, 1998.

      INCOME TAX RATE

      The effective tax rate from continuing operations for the first three months of 1999 (53.1%) is higher than the rate for the comparable period of 1998 (50.6%), due primarily to a rate reduction in the comparable period of 1998 related to the permanent tax benefit from the transfer of international operations to Fresenius Medical Care AG.

      DISCONTINUED OPERATIONS

      On June 1, 1998, the Company classified its Non-Renal Diagnostic Services and Homecare businesses as discontinued operations. The Company sold both its Non-Renal Diagnostic Services business and its Homecare business on, June 26, 1998 and July 29, 1998, respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and records, for accounting purposes, its activities as part of discontinued operations. A net after tax loss of $97 million was recorded in 1998 on the sale of these businesses. The discontinued operations revenues for its Non- Renal Diagnostic Services and Homecare divisions for the first three months of 1998 was $62 million with a net after tax loss of $4 million.

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash requirements have historically been funded by cash generated from operations. Cash generated from continued operations was $69 million and $7 million for the first three months of 1999 and 1998, respectively. This increase is primarily due to the Company's improved profit levels as well as working capital improvements.

      The Company made acquisitions totaling $5 million and $138 million for the first three months of 1999 and 1998, respectively. The Company made capital expenditures for internal expansion, improvements, new furnishings and equipment of $17 million and $20 million for the first three months of 1999 and 1998, respectively. The Company intends to enhance its presence in the U.S. by focusing its expansion on the acquisition of individual or small groups of clinics, expansion of existing clinics, and opening of new clinics.

      During the first three months of 1999 and 1998, the Company funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt and the proceeds from the receivable financing facility and proceeds from the sale of the Non-Renal Diagnostics and Homecare divisions. In the first quarter of 1998, acquisitions were also funded through the issuance of investment securities by Fresenius Medical Care Finance, S.A., a Luxembourg subsidiary of FMC ("FMC Finance"). In exchange for such financing, an intercompany account was established between FMC Finance and the Company with payables due to FMC Finance of $42 million at March 31, 1998.

      Effective July 1, 1995, the Company ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. The Company began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, the Company may be able to rebill such services to third-party payors and, as a result, the Company's future results of operations and financial position would be favorably affected by the incremental revenue that the Company would recognize. For further discussion see Notes to Consolidated Financial Statements Note 5, "Commitments and Contingencies - Omnibus Budget Reconciliation Act of 1993".

CONTINGENCIES

      The Company is the subject of investigations by several federal agencies and authorities, is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, and is seeking to change a proposed revision to IDPN coverage policies and is a defendant in significant commercial insurance litigation. An adverse outcome in any of these matters, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the significant complexities and uncertainties associated with the above referenced governmental investigations and proceedings, neither an estimate of the possible loss or range of loss the Company may incur in respect of such matters nor a reserve based on any such estimate can be reasonably made. See Part II, Item 1 - Legal Proceedings and Notes to Consolidated Financial Statements - Note 5 "Commitments and Contingencies".

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

IMPACT OF INFLATION

      A substantial portion of the Company's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. Non-governmental payors also are exerting downward pressure on reimbursement levels. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect the Company's business and results of operations.

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

            The Year 2000 Steering Committee is completing its review of the various risk areas which might require a contingency plan. The committee is considering the need to develop contingency plans for certain key risk areas. At this point in time, the committee has not identified any risk areas which appear to have a reasonable likelihood to cause a material disruption to the Company's operations. Contingency plans will be developed on a case-by-case basis if new risks are identified or the Company's remediation/replacement efforts do not progress satisfactorily. Despite these efforts, judgements regarding contingency plans such as to what extent they should be developed are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by third party vendors or suppliers that provide inadequate information in respect to their Year 2000 status. As a result, there can be no assurance that any contingency plan developed by the Company will be sufficient to mitigate the impact of non-compliance by third-party vendors and service providers, and some material adverse effect to the Company could result regardless of such contingency plans. Nonetheless, the Company will continue to track its progress and will develop additional contingency plans if new risks are identified or the Company's remediation/replacement efforts do not progress satisfactorily.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Gains and losses on foreign exchange contracts accounted for as hedges are deferred as other current assets or liabilities. The deferred gains and losses are recognized as adjustments to the underlying hedged transaction when the future sales or purchases are recognized. Interest rate swap payments and receipts are recorded as part of interest expense. The fair value of the swap contracts is not recognized in the financial statements. Cash flows from derivatives are recognized in the consolidated statement of cash flows in the same category as the item being hedged.

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

      The Company's hedging strategy vis-a-vis the above-mentioned market risks has not changed significantly from 1998 to 1999. For additional information, see also the Company's 1998 Annual Report on Form 10-K "Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies - Derivative Financial Instruments and Notes to Consolidated Financial Statements
- Note 15. Financial Instruments."

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

      The OIG Investigation covers the following areas: (a) NMC's dialysis services business ("Dialysis Services"), principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare, Medicaid, CHAMPUS and other government and commercial payors, its billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) LifeChem's laboratory business, including testing procedures, marketing, customer relationships, competition, overpayments totaling approximately $4.9 million that were received by LifeChem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, a 1997 review of dialysis facilities' standing orders, and the provision of discounts on products from NMC's products division, grants, equipment and entertainment to customers; and (d) Homecare and, in particular, information concerning IDPN utilization, documentation of claims and billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

      The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the False Claims Act and other federal and state statutes and regulations applicable to NMC's business can be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, it is expected that the government will assert that NMC has violated multiple statutory and regulatory provisions. Additionally, ten and possibly other qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

      During the approximately three and one-half years since the initial subpoenas were served NMC and the government have met periodically to discuss issues in connection with the OIG Investigation, including theories of liability. Recently, NMC and the government have begun to explore the possibility of settling the matters which are encompassed by the OIG Investigation and, as referenced below, have reached an agreement in principle in connection with the diagnostics investigation matter. There can be no assurance that any of the other matters subject to the OIG Investigation will be settled. If, however, one or more of the matters encompassed by the OIG Investigation is settled, it may result in NMC acknowledging that its past practices violated federal statutes, as well as NMC incurring substantial civil and criminal financial penalties which could have a material adverse effect on the Company. If one or more of these matters is not settled, the government may be expected to initiate litigation in which it would seek substantial civil and criminal financial penalties and other sanctions that could result in the exclusion of NMC and its subsidiaries from the Medicare program, Medicaid program and other federal health care programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies."

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

      The government is investigating whether DSD intentionally understated the Medicare credit balance reflected on its books and records for the period ending June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. Dialysis Services policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of Dialysis Services for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations and that its initial filing with the intermediaries disclosed the credit balance on the books and records of Dialysis Services as shown in accordance with its policy, but there can be no assurance that the government will accept NMC's views. The government has inquired whether other divisions including Homecare, LifeChem and DSI have appropriately treated Medicare credit balances as well as credit balances of other payors.

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

     On April 6, 1999, LifeChem voluntarily disclosed an additional billing problem to the government that resulted in LifeChem's receipt of overpayments for laboratory services rendered between 1994 and 1999. In 1994, as a result of the advice of a billing consultant, LifeChem began to bill for platelet testing performed in connection with complete blood counts. This advice was confirmed by the consultant in 1997 as part of a review performed by the consultant under the auspices of LifeChem's then outside counsel. In 1999, however, an internal inquiry resulted in a reexamination of this advice and LifeChem determined that the prior advice was incorrect. As a result LifeChem voluntarily disclosed the overpayment to the Medicare carrier. LifeChem also has notified the government of the disclosure. The Company is still reviewing its records to determine an estimated aggregate amount of the overpayments. There can be no assurances that the government will agree that LifeChem's disclosure should not result in a sanction beyond repayment of the overpayment amount.

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

      The government is investigating the utilization rate of IDPN therapy among the NMC patients, whether the NMC submitted IDPN claims to Medicare for patients who were not eligible for coverage, and whether documentation of eligibility was adequate. NMC asserts that the utilization rate of IDPN therapy among its dialysis patients, which, in 1995, averaged less than 3.5%, is the result of the factors discussed above and that it is the policy of Homecare to seek Medicare reimbursement for IDPN therapy prescribed by the patients' treating physician in accordance with the requirements published by HCFA and its carrier agents. There can be no assurance that the government will accept the NMC's view. The government asserts that Homecare submitted IDPN claims for individuals who were not eligible for coverage and/or with inadequate documentation of eligibility.

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

      QUI TAM ACTIONS

      The Company and NMC have become aware that ten qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective SEC and NYSE periodically required filings.

      The first qui tam action was filed in the United States District Court for the Southern District of Florida in June 1994, amended on July 8, 1996 and disclosed to the Company on July 10, 1996. It alleges, among other things, that Grace Chemicals and NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the administration of EPO and that as a result of this allegedly wrongful conduct, the United States suffered actual damages in excess of $200 million. The Amended Complaint also seeks the imposition of a constructive trust on the proceeds of The NMC dividend to Grace Chemicals for the benefit of the United States on the ground that the Merger constitutes a fraudulent conveyance that will render the NMC unable to satisfy the claims asserted in the Amended Complaint.

     The second qui tam action was filed in the United States District Court for the Southern District of Florida in December 1994 and disclosed to the Company on April 16, 1999. It alleges, among other things, that NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the cost relating thereto. The second qui tam was filed by the same relator which filed the first qui tam and covers the same services covered by the first qui tam complaint.

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

      The ninth qui tam action was filed in the United States District Court for the District of New Jersey in February 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that DSI and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for reimbursement for diagnostic tests, by causing unnamed physicians to overutilize these tests though a variety of fee arrangements and other impermissible inducements.

      The tenth qui tam was filed in the United States District Court for the District of Massachusetts in 1994 and was disclosed to the Company in February 1999. It alleges among other things that NMC violated the False Claims Act and the Anti-Kickback Statute in connection with certain billing and documentation practices regarding IDPN therapy, home oxygen therapy and certain medical billings in NMC's Chicago office.

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

      DIAGNOSTICS SUBPOENA

      In October 1996, Biotrax International, Inc., ("Biotrax") and NMC Diagnostics, Inc., ("DSI") both of which are subsidiaries of NMC, received an investigative subpoena from the OIG. The subpoena calls for the production of extensive documents and was issued in connection with an investigation being conducted by the OIG in conjunction with the U.S. Attorney for the Eastern District of Pennsylvania concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. The subpoena calls for the production of documents on corporate organization, business plans, document retention, personnel files, sales and marketing and Medicare billing issues relating to certain procedures offered by the prior owner of the Biotrax business before its assets were acquired by NMC in March 1994 and by DSI following the acquisition. The Company has reviewed the subpoena with its legal counsel and has made extensive document production in response to the subpoena. The Company and the government have been negotiating a resolution to this matter, and negotiations have progressed to the point of a possible settlement. The Company and the government have reached an agreement in principle in which, among other things, the government has agreed to release the Company from liability in this matter in exchange for a payment of approximately $16.5 million from the Company. The Company and the government are currently negotiating the terms of a settlement agreement. The agreement is not final. For this reason, the eventual outcome of this matter, its duration, and its effect, if any, on NMC or the Company cannot be predicted at this time. The Company divested Non Renal Diagnostic Services on June 26, 1998. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Divestitures."

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

      During the period from 1991 through 1993, the FDA issued warning letters concerning four of the six Dialysis Product's facilities in the U.S., as well as import alerts concerning hemodialysis bloodlines manufactured at NMC's Reynosa, Mexico facility and Focus(R) brand hemodialyzers manufactured at NMC's Dublin, Ireland facility. As a result of the import alerts, NMC was prohibited from importing the products covered by the alerts into the U.S. until the FDA confirmed compliance with GMP requirements at the facilities where such products were manufactured.

      In January 1994, NMC and certain members of its senior management entered into the Consent Decree providing that the importation of bloodlines and hemodialyzers could resume upon certification by NMC that the relevant manufacturing facility complied with GMP requirements and successful completion of an FDA inspection at the relevant facility to confirm compliance. The Consent Decree also required NMC to certify, and be inspected for, GMP compliance at all of Dialysis Product's manufacturing facilities in the U.S. Under the Consent Decree, Dialysis Product's committed to maintaining ongoing compliance with GMP and related requirements at both U.S. and non-U.S. manufacturing facilities. As a result of the Consent Decree, NMC's U.S. facilities were required to undertake significant GMP improvements.

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


      COMMERCIAL INSURER LITIGATION

      In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The amended complaint seeks unspecified damages and costs This matter is at a relatively early stage in the litigation process, with substantial discovery just beginning, and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to continue to vigorously defend the lawsuit.

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

      IDPN COVERAGE ISSUES

      SRM administers IDPN therapy to chronic dialysis patients who suffer from severe gastrointestinal malfunctions. IDPN therapy was provided by Homecare prior to its divestiture. After 1993, Medicare claims processors sharply reduced the number of IDPN claims approved for payment as compared to prior periods. NMC believes that the reduction in IDPN claims represented an unauthorized policy coverage change. Accordingly, NMC and other IDPN providers pursued various administrative and legal remedies, including administrative appeals, to address this reduction.

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

      NMC was successful in pursuing these claims through the administrative process, receiving favorable decisions from Administrative Law Judges in more than 80% of its cases. In early 1998, a group of claims which had been ruled on favorably were remanded by the Medicare Appeals Council to a single Administrative Law Judge (the "ALJ") with extensive instructions concerning the review of these decisions. A hearing was scheduled on the remanded claims to take place in July, but later postponed until October 1998.

      Prior to the July hearing date, the United States Attorney for the District of Massachusetts requested that the hearing be stayed pending resolution of the OIG Investigation, on the basis that proceeding could adversely effect the government's investigation as well as the government's efforts to confirm it belief that these claims are false. Prior to the ALJ issuing a decision on the stay request, the U.S. Attorney's Office requested that NMC agree to a stay in the proceedings in order to achieve a potential resolution of the IDPN claims subject to the OIG Investigation as well as those which are subject to the administrative appeals process. NMC agreed to this request, and together with the U.S. Attorney's Office requested a stay. The ALJ agreed to this request in order to allow the parties the opportunity to resolve both the IDPN claims which are the subject of the OIG Investigation and the IDPN claims which are the subject of the administrative proceedings. In March 1999 negotiations between NMC and the U.S. Attorney's Office failed to progress and NMC requested that the stay be lifted. The ALJ agreed to NMC's request and on April 19, 1999 the ALJ hearing began. The hearing process is expected to proceed for several months. At the same time, NMC and the U.S. Attorney's Office are continuing to discuss potential settlement of both the claims relating to the OIG Investigation and the claims which are subject to administrative appeals. At this time, it is not possible to determine whether NMC and the government will be able to resolve issues surrounding the IDPN claims. Further proceedings on other administrative appeals related to unpaid claims remain stayed.

      Although NMC management believes that those unpaid IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment or, to the extent approved, collected in full. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of March 31, 1999.

      If NMC is unable to collect its IDPN receivable, either through the administrative appeal process or through negotiation, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial condition and results of operations could be materially adversely affected. NMC's IDPN receivables are included in the net assets of the Company's discontinued operations. However, these receivables have not been sold and will remain classified as discontinued operations until they have been settled. See Notes to Consolidated Financial Statements, Note 4 "Discontinued Operations."

      ADMINISTRATIVE APPEALS

      The Company regularly pursues various administrative appeals relating to reimbursement issues in connection with its dialysis facilities. One such appeal consists of a challenge to the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities. In 1998, the United States Court of Appeals for the District of Columbia ruled in favor of the Company in connection with the bad debt issue, holding that the Secretary of Health & Human Services had not adequately justified the bad debt regulation, and ruling that the government's order adopting the rule was arbitrary and capricious. The Court of Appeals remanded the matter to the Secretary to provide a more adequate explanation of the bad debt cap or to abandon it. Subsequently, the Court modified its holding to continue the bad debt regulation in effect pending remand. The Company is continuing settlement discussions with the government in an attempt to recover reimbursement for disallowed bad debt expenses. The Company cannot predict the outcome of these discussions.

      SPECTRA CORPORATE INTEGRITY AGREEMENT

      Spectra was acquired by the Company in June 1997. Prior to Spectra's acquisition by the Company, Spectra settled an investigation by the government and entered into a Corporate Integrity Agreement (the "Agreement"). In February 1999 the government advised Spectra that it may be in breach of the Agreement and on March 15, 1999 issued a subpoena to Spectra requesting certain documents related to the Agreement. Spectra has complied with the subpoena and is currently working with the government to determine if any corrective action is necessary. While there can be no assurances, the Company does not believe the outcome of this matter will have a material adverse effect on the Company.

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

ITEM 5: OTHER INFORMATION

     CERTAIN CHANGES IN THE BOARD OF DIRECTORS AND MANAGEMENT

     Hans-Ulrich Sutter resigned from his position as a director of the Company effective April 30, 1999.

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

Exhibit 4.8 Amendment No. 6 dated effective June 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12,
                  1998).

Exhibit 4.9 Amendment No. 7 dated as of December 31, 1998 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors , the Lendors named therein, Nations Bank, N.A. as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, Dresdner Bank A. G. and Nations Bank, N.A. as Managing Agents incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 9, 1999.

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

Exhibit 10.4* Product Purchase Agreement, effective January 1, 1999, between Amgen, Inc. and National Medical Care, Inc., including addendum thereto.

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

Exhibit 10.8 Amendment dated as of September 28, 1998 to the Receivables Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care, Inc., as Seller (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12,
                  1998).

Exhibit 10.9 Transfer and Administration Agreement dated August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.10 Amendment No. 1 dated as of February 27, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed herein and NationsBank, N.A., as agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 10.11 Amendment No. 2 dated as of August 25, 1998 to Transfer and Administration Agreement dated us of August 28, 1997 among NMC Funding Corporation as Transferor, National Medical Care, Inc., as Collection Agent, Enterprise Funding Corporation, and Nations Bank, N.A. as agent for Enterprise Funding Corporation and the Bank Investors (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 10.12 Amendment No. 3 dated as of September 28, 1998 to Transfer and Administration Agreement dated as of August 28, 1997 among NMC Funding Corporation as Transferor, National Medical Care, Inc., as Collection Agent, Enterprise Funding Corporation, and Nations Bank, N.A. as agent for Enterprise Funding Corporation and the Bank Investors (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

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

Exhibit 10.17 Separation Agreement dated as of July 21, 1998 by and between Geoffrey W. Swett and National Medical Care, Inc (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 10.18 Employment Agreement dated October 23, 1998 by and between Roger G. Stoll and National Medical Care, Inc. (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 9, 1999).

Exhibit 10.19 Employment Agreement dated November 11, 1998 by and between William F. Grieco and National Medical Care, Inc., (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 9, 1999).

Exhibit 11        Statement re: Computation of Per Share Earnings.

Exhibit 27        Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed with the Commission during the three months ended March 31, 1999.

* Confidential treatment has been requested as to certain portions of this Exhibit.

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Fresenius Medical Care Holdings, Inc.



DATE: May 14, 1999                  /s/ Ben J. Lipps
                                    -----------------------------------------
                                    NAME: Ben J. Lipps
                                    TITLE: President (Chief Executive Officer)


DATE: May 14, 1999                  /s/ Jerry A. Schneider
                                    -----------------------------------------
                                    NAME: Jerry Schneider
                                    TITLE: Chief Financial Officer