Form 10-Q
period 1999-06-30
FRESENIUS NATIONAL MEDICAL CARE HOLDINGS INC
filed 1999-08-03
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

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

            --------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

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

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS                                            PAGE

            Unaudited Consolidated Statements of Operations ................  4
            Unaudited Consolidated Statements of Comprehensive Income.......  5
            Unaudited Consolidated Balance Sheets...........................  6
            Unaudited Consolidated Statements of Cash Flows.................  7
            Notes to Unaudited Consolidated Financial Statements............  9

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................. 25

   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..................................................... 32

PART II: OTHER INFORMATION

   ITEM 1:  Legal Proceedings............................................... 33
   ITEM 5:  Other  Information.............................................. 44
   ITEM 6:  Exhibits and Reports on Form 8-K................................ 45

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                         ----------------------     -------------------------
                                                                           1999         1998           1999           1998
                                                                         --------     ---------     ----------     ----------

NET REVENUES
 Health care services .................................................  $573,280     $ 521,209     $1,126,737     $1,009,637
 Medical supplies .....................................................   125,186       117,073        243,869        238,691
                                                                         --------     ---------     ----------     ----------
                                                                          698,466       638,282      1,370,606      1,248,328
                                                                         --------     ---------     ----------     ----------
EXPENSES
 Cost of health care services .........................................   384,372       342,785        753,180        665,840
 Cost of medical supplies .............................................    87,176        81,118        168,800        164,905
 General and administrative expenses ..................................    69,565        60,864        133,552        124,316
 Provision for doubtful accounts ......................................     4,671        15,291         19,729         33,879
 Depreciation and amortization ........................................    54,154        54,012        108,088        107,196
 Research and development .............................................     1,013           819          2,037          1,808
 Interest expense, net and related financing cost including
   $20,967 and $21,525 for the three months and $41,545 and $37,584
   for the six months ended, respectively of interest with affiliates..    52,504        53,080        102,630        100,179
                                                                         --------     ---------     ----------     ----------
                                                                          653,455       607,969      1,288,016      1,198,123
                                                                         --------     ---------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS BEFORE  INCOME
  TAXES AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR START UP COSTS .......................................    45,011        30,313         82,590         50,205
PROVISION FOR INCOME TAXES ............................................    23,607        17,543         43,559         27,589
                                                                         --------     ---------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  START UP COSTS ......................................................  $ 21,404     $  12,770     $   39,031     $   22,616
                                                                         --------     ---------     ----------     ----------

DISCONTINUED OPERATIONS (NOTE 4)
 Loss from discontinued operations, net of income taxes ...............        --        (4,240)            --         (8,669)
 Loss on disposal of discontinued operations, net of income tax benefit        --       (97,228)            --        (97,228)
                                                                         --------     ---------     ----------     ----------
 Loss from discontinued operations ....................................  $     --     $(101,468)    $       --     $ (105,897)
                                                                         --------     ---------     ----------     ----------

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
 FOR START UP COSTS, NET OF TAX BENEFIT ...............................        --            --             --         (4,890)

NET INCOME (LOSS) .....................................................  $ 21,404     $ (88,698)    $   39,031     $  (88,171)
                                                                         ========     =========     ==========     ===========

Basic and fully dilutive earnings per share
  Continuing operations ...............................................  $   0.24     $    0.14     $     0.43     $     0.25
  Discontinued operations .............................................        --         (1.13)            --          (1.18)
  Cumulative effect of accounting change ..............................        --            --             --          (0.05)
  Net Income (loss) ...................................................  $   0.24     $   (0.99)    $     0.43     $    (0.98)


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                       ----------------------     ---------------------
                                                         1999          1998         1999         1998
                                                       --------      --------     --------     --------

NET INCOME ..........................................  $ 21,404      $(88,698)    $ 39,031     $(88,171)

Other comprehensive income
   Foreign currency translation adjustments .........       (81)          669         (473)       1,695
                                                       --------      --------     --------     --------
   Total other comprehensive income .................       (81)          669         (473)       1,695
                                                       --------      --------     --------     --------
COMPREHENSIVE INCOME  (LOSS).........................  $ 21,323      $(88,029)    $ 38,558     $(86,476)
                                                       --------      --------     --------     --------

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   JUNE 30,        DECEMBER 31,
                                                                    1999              1998
                                                                 -----------       -----------
                                                                 (UNAUDITED)
ASSETS
------

 Current Assets:
    Cash and cash equivalents .............................      $    17,695       $     6,579
    Accounts receivable, less allowances of $52,060 and
    $49,209 ...............................................          281,440           254,783
    Inventories ...........................................          166,406           169,789
    Deferred income taxes .................................          122,803           139,653
    Other current assets ..................................          105,870            93,912
    Net assets of discontinued operations (Note 4)  .......          151,652           149,949
                                                                 -----------       -----------
       Total Current Assets ...............................          845,866           814,665
                                                                 -----------       -----------

 Properties and equipment, net ............................          420,626           429,639
                                                                 -----------       -----------

 Other Assets:
    Excess of cost over the fair value of net assets
       acquired and other intangible assets, net of
       accumulated amortization of $355,882 and $289,167 ..        3,294,603         3,317,424
    Other assets and deferred charges .....................           50,298            51,675
                                                                 -----------       -----------
       Total Other Assets .................................        3,344,901         3,369,099
                                                                 -----------       -----------
 Total Assets .............................................      $ 4,611,393       $ 4,613,403
                                                                 ===========       ===========

LIABILITIES AND EQUITY
----------------------

 Current Liabilities:
    Current portion of long-term debt and capitalized lease
       obligations ........................................      $   106,707       $    43,348
    Current portion of borrowing from affiliates ..........           18,288            32,716
    Short-term borrowings from affiliates .................          270,899           154,471
    Accounts payable ......................................          110,034           107,482
    Accrued liabilities ...................................          277,170           306,333
    Net accounts payable to affiliates ....................           17,612            17,966
    Accrued income taxes ..................................           33,927            12,411
                                                                 -----------       -----------
       Total Current Liabilities ..........................          834,637           674,727

 Long-term debt ...........................................          797,883         1,010,880
 Non-current borrowings from affiliates ...................          805,264           801,813
 Capitalized lease obligations ............................            1,464             2,666
 Deferred income taxes ....................................          143,637           144,605
 Other liabilities ........................................           40,870            29,278
                                                                 -----------       -----------
    Total Liabilities .....................................        2,623,755         2,663,969
                                                                 -----------       -----------

 Equity:
    Preferred stock, $100 par value .......................            7,412             7,412
    Preferred stock, $.10 par value .......................            8,906             8,906
 Common stock, $1 par value; 300,000,000 shares
    authorized; outstanding 90,000,000 ....................           90,000            90,000
 Paid in capital ..........................................        1,942,141         1,942,235
 Retained deficit .........................................          (61,385)         (100,156)
 Accumulated comprehensive income .........................              564             1,037
                                                                 -----------       -----------
    Total Equity ..........................................        1,987,638         1,949,434
                                                                 -----------       -----------
 Total Liabilities and Equity .............................      $ 4,611,393       $ 4,613,403
                                                                 ===========       ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       -----------------------
                                                                                          1999          1998
                                                                                       ---------     ---------

Cash Flows from Operating Activities:
   Net Income .....................................................................    $  39,031     $ (88,171)
   Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation and amortization ................................................      108,088       107,196
     Loss from discontinued operations ............................................         --           8,669
     Loss on disposition of businesses ............................................         --          97,228
     Cumulative effect of change in accounting ....................................         --           4,890
     Provision for doubtful accounts ..............................................       19,729        33,879
     Deferred income taxes ........................................................       15,882       (23,256)
     Loss on disposal of properties and equipment .................................          189            12

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
   Increase in accounts receivable ................................................      (65,786)      (85,957)
   Decrease (increase) in inventories .............................................        3,902       (26,377)
   (Increase) decrease in other current assets ....................................      (11,958)       13,652
   Decrease (increase) in other assets and deferred charges .......................        1,351       (10,615)
   Increase (decrease) in accounts payable ........................................        2,552       (18,557)
   Increase in accrued income taxes ...............................................       21,516        61,976
   Decrease in accrued liabilities ................................................      (29,163)      (41,295)
   Increase in other long-term liabilities ........................................       11,592         3,637
   Net changes due to/from affiliates .............................................         (354)       (4,129)
   Other, net .....................................................................       (7,422)       23,000
                                                                                       ---------     ---------
Net cash provided by operating activities of continued operations .................      109,149        55,782
                                                                                       ---------     ---------
Net cash (used in) provided by operating activities of discontinued operations ....       (1,703)        1,486
                                                                                       ---------     ---------

Net cash provided by operating activities .........................................      107,446        57,268

Cash Flows from Investing Activities:
   Capital expenditures ...........................................................      (30,856)      (39,712)
   Payments for acquisitions, net of cash acquired ................................      (38,701)     (152,483)
                                                                                       ---------     ---------
Net cash used in investing activities of continued operations .....................      (69,557)     (192,195)
                                                                                       ---------     ---------
Net cash used in investing activities of discontinued operations ..................         --            (419)
                                                                                       ---------     ---------
Net cash used in investing activities .............................................      (69,557)     (192,614)
                                                                                       ---------     ---------

Cash flows from Financing Activities:
   Increase in borrowings from affiliates .........................................      105,451       498,438
   Cash dividends paid ............................................................         (260)         (260)
   Proceeds on issuance of debt ...................................................           37        17,091
   Proceeds from receivable financing facility ....................................       19,400       125,000
   Payments on debt and capitalized leases ........................................     (150,898)     (505,937)
   Other net ......................................................................          (94)         (616)
                                                                                       ---------     ---------

 Net cash (used in) provided by financing activities of continued operations ......      (26,364)      133,716
                                                                                       ---------     ---------
 Net cash used in financing activities of discontinued operations .................         --          (2,515)
                                                                                       ---------     ---------
 Net cash (used in) provided by financing activities ..............................      (26,364)      131,201
                                                                                       ---------     ---------

Effects of changes in foreign exchange rates ......................................         (409)        1,774
                                                                                       ---------     ---------
Change in cash and cash equivalents ...............................................       11,116        (2,371)
                                                                                       ---------     ---------
Cash and cash equivalents at beginning of period ..................................        6,579        12,437
                                                                                       ---------     ---------
Cash and cash equivalents at end of period ........................................    $  17,695     $  10,066
                                                                                       =========     =========


     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                          1999         1998
                                                       ----------- -------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest ...........................................  $60,241     $  69,300
   Income taxes paid/(received), net ..................    7,128       (12,141)

Details for Acquisitions:
   Assets acquired ....................................   38,722       154,858
   Liabilities assumed ................................       21         2,375
                                                         -------     ---------
   Net cash paid for acquisitions .....................  $38,701     $ 152,483
                                                         =======     =========

     See accompanying Notes to Unaudited Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY, AND BASIS OF PRESENTATION

THE COMPANY

     Fresenius Medical Care Holdings, Inc., a New York corporation ( the "Company"), formerly known as W.R. Grace & Co. ("Grace New York"), is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMC"). The Company conducts its operations through three principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC"), Fresenius USA, Inc., a Massachusetts corporation ("FUSA"), and SRC Holding Company, Inc., a Delaware corporation.

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

     The Company's healthcare operations were acquired by FMC, effective September 30, 1996, as a result of the culmination of the following transactions: (1) NMC, which was a subsidiary of W. R. Grace & Co. -- Conn. ("Grace Chemicals"), a wholly-owned subsidiary of Grace New York, borrowed $2,300,000 and paid a cash dividend of approximately $2,100,000 to Grace Chemicals; (2) the stock of NMC was transferred to Grace New York, so that NMC and Grace Chemicals became subsidiaries of Grace New York; (3) the stock of Grace Chemicals was transferred to a newly formed Delaware subsidiary of Grace New York ("New Grace") and the shares of New Grace were spun-off to the Grace New York shareholders in a pro rata distribution; (4) Grace New York was recapitalized such that each Grace New York shareholder received one share of Class D Preferred Stock of Grace New York for each share of Grace New York common stock held; and (5) Grace New York, with NMC as its sole business, merged with a wholly-owned subsidiary of FMC, and Fresenius AG's worldwide dialysis business (including its controlling interest in FUSA) ("FWD") was contributed as separate subsidiaries of FMC with the result that 44.8% of the ordinary shares of FMC were exchanged for the common stock held by Grace New York common shareholders in the merger transaction and the balance of the ordinary shares of FMC were received by Fresenius AG and the shareholders of FUSA, in consideration of the contribution of FWD to FMC.

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at June 30, 1999 and 1998 and for the three and six month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1998 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1999.

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

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amended the effective date of SFAS No. 133. The amended SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

NOTE 2. INVENTORIES

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1999            1998
                                                                             ------------    ------------
    Inventories:
      Raw materials .....................................................      $   37,043      $   35,199
      Manufactured goods in process .....................................          15,785          18,802
      Manufactured and purchased inventory available for sale ...........          82,011          86,615
                                                                               ----------      ----------
                                                                                  134,839         140,616
       Health care supplies .............................................          31,567          29,173
                                                                               ----------      ----------
    Total ...............................................................      $  166,406      $  169,789
                                                                               ==========      ==========



NOTE 3. DEBT

    Long-term debt to outside parties consists of:                              JUNE 30,      DECEMBER 31,
                                                                                  1999            1998
                                                                              ------------    ------------

    NMC Credit Facility .................................................      $  890,500      $1,032,700
    Third-party debt, primarily bank borrowings at
      variable interest rates (3% - 9%) with various maturities .........          10,559          16,215
                                                                               ----------      ----------
                                                                                  901,059       1,048,915
    Less amounts classified as current ..................................         103,176          38,035
                                                                               ----------      ----------
                                                                               $  797,883      $1,010,880
                                                                               ==========      ==========



    Non-current borrowings from affiliates consists of:                         JUNE 30,      DECEMBER 31,
                                                                                  1999            1998
                                                                              ------------    ------------

    Fresenius Medical Care Finance SA borrowings
       at interest rates approximating 6 - 6.5% .............................  $   33,236     $    47,665
    Fresenius Medical Care Trust Finance S.a.r.l. at interest
       rates of 8.43% and 9.25% .............................................     786,524         786,524
    Other ...................................................................       3,792             340
                                                                               ----------      ----------
                                                                                  823,552         834,529
    Less amounts classified as current ......................................      18,288          32,716
                                                                               ----------      ----------
    Total ...................................................................  $  805,264      $  801,813
                                                                               ==========      ==========



    Short-term borrowings from affiliates:                                      JUNE 30,      DECEMBER 31,
                                                                                  1999            1998
                                                                              ------------    ------------

    Fresenius Medical Care AG borrowings at interest
       rates approximating  6 - 7% ..........................................  $   65,596      $   94,471
    Fresenius AG borrowing at interest rates
       approximating  6 - 7% ................................................     205,303          60,000
                                                                               ----------      ----------
    Total ...................................................................  $  207,899      $  154,471
                                                                               ==========      ==========


NOTE 4.  DISCONTINUED OPERATIONS

     Effective June 1, 1998, the Company classified its non-renal diagnostic services business ("Non-Renal Diagnostic Services") and homecare business ("Homecare") as discontinued operations. The Company disposed of its Non-Renal Diagnostic Services division and its Homecare division on June 26, 1998 and July 29, 1998, respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and records, for accounting purposes, its activity as part of discontinued operations. The Company recorded a net after tax loss of $97 million on the sale of these businesses. The net loss on the disposal of these businesses and their results of operations have been accounted for as discontinued operations. The remaining assets and liabilities of these discontinued operations at the balance sheet date have been classified in the consolidated balance sheet as Net Assets of Discontinued Operations. Included in net assets of discontinued operations is approximately $150 million of IDPN receivables. These assets have not been sold and will remain classified as discontinued operations until they have been settled. See Note 5 - "Commitments and Contingencies - Legal Proceedings."

Operating results and net assets of discontinued operations are presented below:

     Discontinued Operations - Results of Operations

     The revenues and results of operations of the discontinued operations of Non-Renal Diagnostic Services and Homecare divisions were as follows:

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         -----------------------     -------------------------
                                                           1999          1998            1999           1998
                                                         ---------     ---------     ------------     --------

NET REVENUES ..........................................  $    --       $  59,022     $       --       $120,940
                                                         ---------     ---------     ------------     --------

Loss from operations before income tax benefit ........                   (7,221)                      (14,212)
Income tax benefit ....................................                   (2,981)                       (5,543)
                                                         ---------     ---------     ------------     --------
Loss from operations ..................................       --          (4,240)            --         (8,669)
                                                         =========     =========     ============     ========

Loss on disposal before  income tax benefit ...........                 (140,000)                     (140,000)
Income tax benefit ....................................                  (42,772)                      (42,772)
                                                         ---------     ---------     ------------     --------
Loss on disposal operations ...........................       --         (97,228)            --        (97,228)
                                                         =========     =========     ============     ========

Total loss on discontinued operations .................  $    --        (101,468)    $       --       (105,897)
                                                         =========     =========     ============     ========

     Discontinued Operations - Consolidated Balance Sheet

     The net assets, excluding intercompany assets, of the discontinued operations of the Non Renal Diagnostic Services and Homecare divisions, included in the consolidated balance sheet at June 30, 1999 are as follows:

                                                      TOTAL

                   Current assets ............      $166,588
                   Properties & equipment, net           201
                   Other assets ..............           593
                                                    --------
                      Total Assets ...........      $167,382
                                                    ========

                   Current liabilities .......        15,483
                   Other liabilities .........           247
                                                    --------
                      Total Liabilities ......        15,730
                                                    ========

                      Net assets .............      $151,652
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

     The Company is cooperating with the OIG Investigation in providing supplemental information and documents. The Company believes that the government continues to review and evaluate the voluminous information the Company has provided. As indicated above, the government continues, from time to time, to seek supplementing and/or clarifying information from the Company. The Company understands that the government has utilized a grand jury to investigate these matters. The Company expects that this process will continue while the government completes its evaluation of the issues.

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

     The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the U.S. Federal False Claims Act (the "False Claims Act") and other federal and state statutes and regulations applicable to NMC's business can be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, it is expected that the government will assert that NMC has violated multiple statutory and regulatory provisions. Additionally, qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

     Since October 1995 when the initial subpoenas were served NMC and the government have met periodically to discuss issues in connection with the OIG Investigation, including theories of liability. NMC and the government have been exploring the possibility of settling the matters which are encompassed by the OIG Investigation and, as referenced below, have settled the diagnostics investigation matter. There can be no assurance that any of the other matters subject to the OIG Investigation will be settled. If however, one or more of the matters encompassed by the OIG Investigation is settled, it may result in NMC acknowledging that its past practices violated federal statutes, as well as NMC incurring substantial civil and criminal financial penalties which could have a material adverse effect on the Company. If one or more of these matters is not settled, the government may be expected to seek substantial civil and criminal financial penalties and other sanctions including the suspension of payments by, and the exclusion of NMC and its subsidiaries from, the Medicare program, Medicaid program and other federal health care programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies."


     DIAGNOSTICS SUBPOENA

     In October 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc., ("DSI") both of which are subsidiaries of NMC, received a civil investigative subpoena from the OIG concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. In May, 1999 the Company and the government entered into a settlement agreement pursuant to which, among other things, the government has agreed to release the Company with respect to this matter in exchange for a payment of approximately $16.8 million from the Company.

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

     To comply with provisions of OBRA 93 (as hereinafter defined) known as "Stark II" if Designated Health Services (as defined in Stark II) are involved, Medical Director compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties. Since January 1, 1995, Dialysis Services has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. In renegotiating its Medical Director compensation arrangements in connection with Stark II, Dialysis Services took and continues to take account of the compensation levels paid to its Medical Directors in prior years.

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

     As a result, the compensation that Dialysis Services has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the government that its compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the government that OIG auditors repeatedly reviewed NMC's compensation arrangements with its Medical Directors in connection with their audits of the costs claimed by Dialysis Services that the OIG stated in its audit reports that, with the exception of certain technical issues, NMC had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that NMC reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the government will accept NMC's assertions concerning the legality of NMC's arrangements generally or NMC's assertion that NMC reasonably relied on OIG audits, or that the government will not focus on specific arrangements that Dialysis Services has made with one or more Medical Directors and assert that those specific arrangements were or are unlawful.

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

     On April 6, 1999, LifeChem voluntarily disclosed an additional billing problem to the government that resulted in LifeChem's receipt of overpayments for laboratory services rendered between 1994 and 1999. In 1994, as a result of the advice of a billing consultant, LifeChem began to bill for platelet testing performed in connection with complete blood counts. This advice was confirmed by the consultant in 1997 as part of a review performed by the consultant under the auspices of LifeChem's then outside counsel. In 1999, however, an internal inquiry resulted in a reexamination of this advice and LifeChem determined that the prior advice was incorrect. As a result LifeChem voluntarily disclosed and repaid the overpayment to the government in the amount of $8.6 million. LifeChem also has notified the government of the disclosure. There can be no assurances that the government will agree that LifeChem's disclosure should not result in a sanction beyond repayment of the overpayment amount.

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

     Benefits provided to dialysis centers and persons associated with dialysis centers. The government is investigating whether Dialysis Services or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use LifeChem services. Such benefits could include, for example, discounts on products or supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, the provision of research grants and the provision of entertainment to customers. NMC has identified certain instances in which benefits were provided to customers who purchased medical products from NMC Medical Products, Inc., NMC's products company, and used LifeChem's laboratory services. The government may assert that the provision of such benefits violates, among other things, the anti-kickback statutes. In December 1998, the former Vice President of Sales responsible for NMC's laboratory and products divisions plead guilty to the payment of illegal kickbacks to obtain laboratory business for LifeChem. In February 1999, the former President of NMC Medical Products, Inc. was indicted by the government for the payment of these same and/or similar kickbacks.

     Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce in connection with LifeChem business and testing practices. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to LifeChem's billing and testing. Subsequently, the government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided. The government has served investigative subpoenas requiring NMC to update its production on the above issues and to produce contract files for twenty-three identified dialysis clinic customers. The government is investigating each of these areas, and asserts that LifeChem and/or NMC have violated the False Claims Act and/or the Anti-Kickback Statute through the test ordering, paneling, requisitioning, utilization, coding, billing and auditing practices described above. In June 1999, a former Vice President of Marketing of NMC Medical Products, Inc. plead guilty to a charge of conspiracy to defraud Medicare in connection with the marketing of certain hepatitis tests.

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

     QUI TAM ACTIONS

     The Company and NMC is aware that certain qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective U.S. Securities and Exchange Commission (the "SEC" or the "Commission") and New York Stock Exchange ("NYSE") periodically required filings.

     A qui tam action was filed in the United States District Court for the Southern District of Florida in June 1994, amended on July 8, 1996 and disclosed to the Company on July 10, 1996. It alleges, among other things, that Grace Chemicals and NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the administration of EPO and that as a result of this allegedly wrongful conduct, the United States suffered actual damages in excess of $200 million. The Amended Complaint also seeks the imposition of a constructive trust on the proceeds of the NMC dividend to Grace Chemicals for the benefit of the United States on the ground that the Merger constitutes a fraudulent conveyance that will render NMC unable to satisfy the claims asserted in the Amended Complaint.

     A qui tam action was filed in the United States District Court for the Southern District of Florida in December 1994 and disclosed to the Company on April 16, 1999. It alleges, among other things, that NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the cost relating thereto. The second qui tam was filed by the same relator which filed the first qui tam and covers the same services covered by the first qui tam complaint.

     A qui tam action was filed in the United States District Court for the Middle District of Florida in 1995 and disclosed to the Company on or before November 7, 1996. It alleges, among other things, that NMC and certain NMC subsidiaries violated the False Claims Act in connection with the alleged retention of over-payments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an alleged inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages in excess of $10 million including applicable fines.

     A qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in May 1995 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax violated the False Claims Act in connection with its submission of claims to the Medicare program for diagnostic tests and induced overutilization of such tests in the medical community through improper marketing practices also in violation of the False Claims Act. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Note 5 - Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in August 1996 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax and NMC Diagnostic Services induced overutilization of diagnostic tests by several named and unnamed physician defendants in the local medical community, through improper marketing practices and fee arrangements, in violation of the False Claims Act. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Note 5 - Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in November 1996 and was disclosed to the Company in August 1997. It alleges, among other things, that NMC, DSI and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program by improperly upcoding and otherwise billing for various diagnostic tests. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Note 5 - Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam action was filed in the United States District Court for the District of Delaware in January 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that NMC and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program for diagnostic tests, and induced overutilization of such tests through improper marketing practices which provided impermissible incentives to health care providers to order these tests. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Note 5 - Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam action was filed in the United States District Court for the District of New Jersey in February 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that DSI and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for reimbursement for diagnostic tests, by causing unnamed physicians to overutilize these tests though a variety of fee arrangements and other impermissible inducements. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Note 5 - Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam was filed in the United States District Court for the District of Massachusetts in 1994 and was disclosed to the Company in February 1999. It alleges among other things that NMC violated the False Claims Act and the Anti-Kickback Statute in connection with certain billing and documentation practices regarding IDPN therapy, home oxygen therapy and certain medical billings in NMC's Chicago office.

     Each of the qui tam complaints asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in any of the qui tam actions could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Pursuant to the OIG Agreements, upon consummation of the Merger, FMC, the Company and NMC provided the United States with a joint and several unconditional guarantee of payment when due of all Obligations (the "Primary Guarantee").

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

     FMC and the Company and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of FMC and the Company to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that (a) compliance by the United States with such provisions is not a condition or defense to the obligations of FMC and the Company under the OIG Agreements and (b) breach of such provisions by the United States cannot and will not be raised by FMC and the Company to excuse performance under the OIG Agreements. Neither the entering into of the OIG Agreements nor the providing of the Primary Guarantee and the $150 million letter of credit is an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability, if any, which may result therefrom.

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

     Although NMC management believes that those unpaid IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment or, to the extent approved, collected in full. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of June 30, 1999.

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

     OTHER LEGAL PROCEEDINGS

     DISTRICT OF NEW JERSEY INVESTIGATION

     NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have narrowed the issues with respect to which the government has previously expressed concerns and are continuing discussions in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

     COMMERCIAL INSURER LITIGATION

     In 1997, the Company, NMC and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The amended complaint seeks unspecified damages and costs. This matter is at a relatively early stage in the litigation process, with substantial discovery just beginning and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to continue to vigorously defend the lawsuit. Other private payors have contacted the Company and may assert that NMC received excess payments and similarly, may join the lawsuit and seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

     In May 1999, the Company filed counter-claims against Aetna Life Insurance Company and Aetna U.S. Healthcare, Inc. based on inappropriate claim denials and delays in claim payments. The Company is also investigating similar counter-claims against the other private payors which have contacted the Company.

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

The table below provides information for the three months ended June 30, 1999 and 1998 pertaining to the Company's two industry segments.

                                                                                          LESS
                                                     DIALYSIS          DIALYSIS        INTERSEGMENT
                                                     SERVICES          PRODUCTS           SALES            TOTAL
                                                   -----------        ----------       ----------       -----------
         NET REVENUES
         Three Months Ended          6/30/99       $   583,077        $  175,687       $   60,298       $   698,466
         Three Months Ended          6/30/98           528,636           163,440           53,794           638,282

         Six Months Ended            6/30/99       $ 1,145,435        $  343,994       $  118,823       $ 1,370,606
         Six Months Ended            6/30/98         1,026,866           328,189          106,727         1,248,328


         OPERATING EARNINGS
         Three Months Ended          6/30/99       $    94,184        $   32,097                        $   126,281
         Three Months Ended          6/30/98            85,023            25,262               --           110,285

         Six Months Ended            6/30/99       $   180,562        $   62,577               --       $   243,139
         Six Months Ended            6/30/98           156,854            47,442               --           204,296

         TOTAL ASSETS                6/30/99       $ 1,893,753           634,603               --       $ 2,528,356
                                    12/31/98         1,817,751           644,112               --         2,461,863


The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                  SEGMENT RECONCILIATION                                JUNE 30,                    JUNE 30,
                  ----------------------                         -----------------------     -----------------------
                                                                   1999          1998          1999          1998
                                                                 ---------     ---------     ---------     ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR START UP
COSTS:

     Total operating earnings for reportable segments ........   $ 126,281     $ 110,285     $ 243,139     $ 204,296
     Corporate G&A (including foreign exchange) ..............     (27,753)      (26,073)      (55,882)      (52,104)
     Research and development expense ........................      (1,013)         (819)       (2,037)       (1,808)
     Net interest expense ....................................     (52,504)      (53,080)     (102,630)     (100,179)
                                                                 ---------     ---------     ---------     ---------

     Income Before Income Taxes and Cumulative
     effect of change in accounting for Start Up Costs ........  $  45,011     $  30,313     $  82,590     $  50,205
                                                                 =========     =========     =========     =========

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

RESULTS OF OPERATIONS

     The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services. 1998 information has been reorganized to distinguish between continued and discontinued operations (dollars in millions).

                                                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                 JUNE 30,            JUNE 30,
                                                                            ------------------ ---------------------

                                                                              1999     1998       1999      1998
                                                                            -------- --------- ---------- ----------

           NET REVENUES
              Dialysis Services ........................................      $583     $ 529     $1,145     $1,027
              Dialysis Products ........................................       176       163        344        328
              Intercompany Eliminations ................................       (61)      (54)      (118)      (107)
                                                                              ----     -----     ------     ------
           Total Net Revenues ..........................................      $698     $ 638     $1,371     $1,248
                                                                              ====     =====     ======     ======

           Operating Earnings:
              Dialysis Services ........................................      $ 94     $  85     $  181     $  157
              Dialysis Products ........................................        32        25         63         47
                                                                              ----     -----     ------     ------
           Total Operating Earnings ....................................        26       110        244        204
                                                                              ----     -----     ------     ------

           Other Expenses:
              General Corporate ........................................      $ 27     $  26     $   56     $   52
              Research & Development ...................................         1         1          2          2
              Interest Expense, Net ....................................        53        53        103        100
                                                                              ----     -----     ------     ------
           Total Other Expenses ........................................        81        80        161        154
                                                                              ----     -----     ------     ------

           Earnings Before Income Taxes and cumulative effect of
              change in accounting for start up costs ..................        45        30         83         50
           Provision for Income Taxes ..................................        24        17         44         27
                                                                              ----     -----     ------     ------
           Net earnings from continuing operations before cumulative
              effect of change in accounting for start up costs ........      $ 21     $  13     $   39     $   23
                                                                              ----     -----     ------     ------

           Discontinued Operations:
              Net Revenues .............................................      $ --     $  59     $   --     $  121
                                                                              ====     =====     ======     ======

              Loss on Discontinued Operations
                 Loss before income taxes ..............................        --        (7)        --        (14)
                 Benefit  for income taxes .............................        --        (3)        --         (5)
                                                                              ----     -----     ------     ------
                 Loss from operations ..................................        --        (4)        --         (9)
                                                                              ----     -----     ------     ------

              Loss on Disposal of Discontinued Operations
                 Loss before income taxes ..............................        --      (140)        --       (140)
                 Benefit  for income taxes .............................        --       (43)        --        (43)
                                                                              ----     -----     ------     ------
                 Loss from operations ..................................        --       (97)        --        (97)
                                                                              ----     -----     ------     ------
              Total Loss on  Discontinued Operations ...................      $ --     $(101)    $   --     $ (106)

           Cumulative effect of change in accounting for start up costs,
              net of tax benefit .......................................        --        --         --         (5)
                                                                              ----     -----     ------     ------

           Net Income ..................................................      $ 21     $ (88)    $   39     $  (88)
                                                                              ====     =====     ======     ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Net revenues from continuing operations for the second quarter of 1999 increased by 9% ($60 million) over the comparable period in 1998. Net earnings from continuing operations for the second quarter of 1999 increased by 68% ($8 million) over the comparable period in 1998 as a result of increased operating earnings, partially offset by increased general corporate expenses.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the second quarter of 1999 increased by 10% ($54 million) over the comparable period in 1998, primarily as a result of a 7% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, and higher EPO utilization relative to the comparable 1998 period, partially offset by decreased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1998 and 1999 acquisitions. The laboratory testing revenue decrease was primarily due to lower testing volume during the second quarter of 1999, as competitors consolidate lab activity.

     Dialysis Services operating earnings for the second quarter of 1999 increased by 11% ($9 million) over the comparable period of 1998 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization relative to the comparable 1998 period, partially offset by decreased operating earnings in laboratory testing.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the second quarter of 1999 increased by 8% ($13 million) over the comparable period of 1998. This is due to increased sales of dialyzers ($7 million), machines ($8 million), concentrates ($1 million) and other products ($3 million), partially offset by decreased sales of bloodlines ($1 million) and peritoneal products ($5 million).

     Dialysis Products operating earnings for the second quarter of 1999 increased by 28% ($7 million) over the comparable period of 1998. This is primarily due to revenue growth and improvements in gross margin resulting from changes in product mix and improvements in manufacturing efficiencies from increased production volume.

     OTHER EXPENSES

     The Company's other expenses for the second quarter of 1999 increased by 1% ($1 million) over the comparable period of 1998.

     INCOME TAX RATE

     The effective tax rate from continuing operations for the second quarter of 1999 (52.4%) is lower than the rate for the comparable period of 1998 (57.9%) due to higher earnings in relation to the constant amount of non-deductible merger goodwill.

     DISCONTINUED OPERATIONS

     On June 1, 1998, the Company classified its Non-Renal Diagnostic Services and Homecare businesses as discontinued operations. The Company sold both its Non-Renal Diagnostic Services business and its Homecare business on June 26, 1998 and July 29, 1998, respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and, for accounting purposes, records its activities as part of discontinued operations. A net after tax loss of $97 million was recorded in 1998 on the sale of these businesses. The discontinued operations revenues for its Non- Renal Diagnostic Services and Homecare divisions for the second quarter of 1998 was $59 million with a net after tax loss of $101 million.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Net revenues from continuing operations for the first six months of 1999 increased by 10% ($123 million) over the comparable period in 1998. Net earnings from continuing operations for the first six months of 1999 increased by 73% ($16 million) over the comparable period in 1998 as a result of increased operating earnings, partially offset by increases to general corporate expenses and interest expense.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the first six months of 1999 increased by 12% ($118 million) over the comparable period in 1998, primarily as a result of a 8% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, and higher EPO utilization relative to the comparable 1998 period, partially offset by decreased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1998 and 1999 acquisitions. The laboratory testing revenue decrease was primarily due to lower testing volume during the first six months of 1999, as competitors consolidate lab activity.

     Dialysis Services operating earnings for the first six months of 1999 increased by 15% ($24 million) over the comparable period of 1998 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization relative to the comparable 1998 period, partially offset by decreased operating earnings in laboratory testing.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the first six months of 1999 increased by 5% ($16 million) over the comparable period of 1998. This is due to increased sales of dialyzers ($15 million), machines ($13 million), concentrates ($1 million) and other products ($3 million), partially offset by decreased sales of bloodlines ($3 million) and peritoneal products ($13 million).

     Dialysis Products operating earnings for the first six months of 1999 increased by 34% ($16 million) over the comparable period of 1998. This is primarily due to revenue growth and improvements in gross margin resulting from changes in product mix and improvements in manufacturing efficiencies from increased production volume and a reduction in freight and distribution expenses.

     OTHER EXPENSES

     The Company's other expenses for the first six months of 1999 increased by 5% ($7 million) over the comparable period of 1998. General corporate expenses increased by $4 million due to increases in casualty and insurance expenses. Interest expense increased by $3 million primarily due to the change in the mix of debt instruments at June 30, 1999 versus June 30, 1998.

     INCOME TAX RATE

     The effective tax rate from continuing operations for the first six months of 1999 (52.7%) is lower than the rate for the comparable period of 1998 (55.0%) due to higher earnings in relation to the constant amount of non-deductible merger goodwill.

     DISCONTINUED OPERATIONS

     On June 1, 1998, the Company classified its Non-Renal Diagnostic Services and Homecare businesses as discontinued operations. The Company sold both its Non-Renal Diagnostic Services business and its Homecare business on June 26, 1998 and July 29, 1998, respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and, for accounting purposes, records its activities as part of discontinued operations. A net after tax loss of $97 million was recorded in 1998 on the sale of these businesses. The discontinued operations revenues for its Non- Renal Diagnostic Services and Homecare divisions for the first six months of 1998 was $121 million with a net after tax loss of $105 million.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements have historically been funded by cash generated from operations. Cash generated from continued operations was $109 million and $56 million for the first six months of 1999 and 1998, respectively. This increase is primarily due to the Company's improved profit levels as well as working capital improvements.

     The Company made acquisitions totaling $39 million and $152 million for the first six months of 1999 and 1998, respectively. The Company made capital expenditures for internal expansion, improvements, new furnishings and equipment of $31 million and $40 million for the first six months of 1999 and 1998, respectively. The Company intends to continue to enhance its presence in the U.S. by focusing its expansion on the acquisition of individual or small groups of clinics, expansion of existing clinics, and opening of new clinics.

     During the first six months of 1999 and 1998, the Company funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt and the proceeds from a receivable financing facility and proceeds from the sale of the Non-Renal Diagnostics and Homecare divisions. In the first six months of 1998, acquisitions were also funded through the issuance of investment securities by Fresenius Medical Care Finance, S.A., a Luxembourg subsidiary of FMC ("FMC Finance"). In exchange for such financing, an intercompany account was established between FMC Finance and the Company with payables due to FMC Finance of $42 million at June 30, 1998.

     Effective July 1, 1995, the Company ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although the Company continued to bill private third-party payors for these amounts through December 31, 1995. The Company began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, the Company may be able to rebill such services to third-party payors and, as a result, the Company's future results of operations and financial position would be favorably affected by the incremental revenue that the Company would recognize. For further discussion see Notes to Consolidated Financial Statements Note 5, "Commitments and Contingencies - Omnibus Budget Reconciliation Act of 1993".

CONTINGENCIES

     The Company is the subject of investigations by several federal agencies and authorities, is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, is seeking to change a proposed revision to IDPN coverage policies, and is a defendant in significant commercial insurance litigation. An adverse outcome in any of these matters, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the significant complexities and uncertainties associated with the above referenced governmental investigations and proceedings, neither an estimate of the possible loss or range of loss the Company may incur in respect of such matters nor a reserve based on any such estimate can be reasonably made. See Part II, Item 1 - Legal Proceedings and Notes to Consolidated Financial Statements - Note 5 "Commitments and Contingencies."

     The Company believes that its existing credit facilities, cash generated from operations and other current sources of financing are sufficient to meet its foreseeable needs. If, however, existing sources of funds are not sufficient to provide liquidity, the Company may need to sell assets or obtain debt or equity financing from external sources. There can be no assurance that the Company will be able to do so on satisfactory terms, if at all.

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

     Regarding information technology ("IT") systems, the Company has inventoried substantially all IT systems (e.g., clinical, supply chain management, financial, etc.) and has assessed Year 2000 compliance for those systems. The Company has developed specific plans and timetables to remediate or replace critical non-compliant systems and is in the process of completing these changes. Based on continued progress in addressing IT Year 2000 compliance issues, the Company is on course to resolve such issues for substantially all IT systems by September 30, 1999. We are expecting that systemic changes for a small number of systems will be tested and implemented during the early part of the 4th quarter of 1999.

     The Company has inventoried and assessed Year 2000 compliance for substantially all non-IT equipment that may be dependent upon embedded software (e.g., medical, manufacturing/distribution, etc.). The Company has developed specific plans to remediate or replace substantially all non-compliant non-IT equipment and is in the process of completing these changes. Based on continued progress in addressing Year 2000 compliance issues, the Company is on course to resolve such issues for substantially all non-IT equipment by September 30, 1999.

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

     The Company has successfully tested and placed into production Year 2000 formats for its systemic interfaces with the Medicare fiscal intermediaries. The Company continues to work with Medicare, Medicaid, and significant private payors to ensure that these payors will be able to process and make any remittances for billed services.

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

     Costs related to the Year 2000 issue are funded through operating cash flows. The Company expects to spend a total of approximately $6 million in remediation and replacement efforts, including new software and hardware, costs to modify existing software, and consultant fees. The Company does not separately track the internal costs incurred for the Year 2000 remediation effort; such costs are principally related to the compensation costs for certain members of the Company's IT Department. The Company estimates remaining costs to be approximately $3.5 million. IT expenditures for Year 2000 are covered as part of the normal IT budget (the Year 2000 efforts are taking priority over other discretionary IT projects). Non-IT expenditures for Year 2000 are similarly being covered as part of the normal non-IT budget. The Company presently believes that the incremental cost of achieving Year 2000 compliant systems and equipment will not be material to the Company's financial condition, liquidity, or results of operation.

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

     The Year 2000 Steering Committee is arranging that the existing, standard contingency plans are reviewed and updated with the potential Year 2000 issues in mind. Also, the committee is considering the need to develop contingency plans for certain key risk areas. At this point in time, the committee has not identified any risk areas that appear to have a reasonable likelihood to cause a material disruption to the Company's operations. Contingency plans will be developed on a case-by-case basis if new risks are identified or the Company's remediation/replacement efforts do not progress satisfactorily. Despite these efforts, judgments regarding contingency plans such as to what extent they should be developed are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact, or duration of non-compliance by third party vendors or suppliers that provide inadequate information in respect to their Year 2000 status. As a result, there can be no assurance that any contingency plan developed by the Company will be sufficient to mitigate the impact of non-compliance by third party vendors and service providers, and some material adverse effect to the Company could result regardless of such contingency plans.

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

         The Company is cooperating with the OIG Investigation in providing supplemental information and documents. The Company believes that the government continues to review and evaluate the voluminous information the Company has provided. As indicated above, the government continues, from time to time, to seek supplementing and/or clarifying information from the Company. The Company understands that the government has utilized a grand jury to investigate these matters. The Company expects that this process will continue while the government completes its evaluation of the issues.

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

          The government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. As noted, the penalties applicable under the anti-kickback statutes, the False Claims Act and other federal and state statutes and regulations applicable to NMC's business can be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the areas the government has identified, it is expected that the government will assert that NMC has violated multiple statutory and regulatory provisions. Additionally, qui tam actions alleging that NMC submitted false claims to the government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the government declines to do so.

         Since October 1995 when the initial subpoenas were served NMC and the government have met periodically to discuss issues in connection with the OIG Investigation, including theories of liability. NMC and the government have been exploring the possibility of settling the matters which are encompassed by the OIG Investigation and, as referenced below, have settled the diagnostics investigation matter. There can be no assurance that any of the other matters subject to the OIG Investigation will be settled. If, however, one or more of the matters encompassed by the OIG Investigation is settled, it may result in NMC acknowledging that its past practices violated federal statutes, as well as NMC incurring substantial civil and criminal financial penalties which could have a material adverse effect on the Company. If one or more of these matters is not settled, the government may be expected to seek substantial civil and criminal financial penalties and other sanctions including the suspension of payments by, and the exclusion of NMC and its subsidiaries from, the Medicare program, Medicaid program and other federal health care programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies."

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

         On April 6, 1999, LifeChem voluntarily disclosed an additional billing problem to the government that resulted in LifeChem's receipt of overpayments for laboratory services rendered between 1994 and 1999. In 1994, as a result of the advice of a billing consultant, LifeChem began to bill for platelet testing performed in connection with complete blood counts. This advice was confirmed by the consultant in 1997 as part of a review performed by the consultant under the auspices of LifeChem's then outside counsel. In 1999, however, an internal inquiry resulted in a reexamination of this advice and LifeChem determined that the prior advice was incorrect. As a result LifeChem voluntarily disclosed and repaid the overpayment to the government in the amount of $8.6 million. LifeChem also has notified the government of the disclosure. There can be no assurances that the government will agree that LifeChem's disclosure should not result in a sanction beyond repayment of the overpayment amount.

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

         Benefits provided to dialysis centers and persons associated with dialysis centers. The government is investigating whether Dialysis Services or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use LifeChem services. Such benefits could include, for example, discounts on products or supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, the provision of research grants and the provision of entertainment to customers. NMC has identified certain instances in which benefits were provided to customers who purchased medical products from NMC Medical Products, Inc., NMC's products company, and used LifeChem's laboratory services. The government asserts that the provision of such benefits violates, among other things, the anti-kickback statutes. In December 1998, the former Vice President of Sales responsible for NMC's laboratory and products divisions plead guilty to the payment of illegal kickbacks to obtain laboratory business for LifeChem. In February 1999, the former President of NMC Medical Products, Inc., was indicted by the government for the payment of these same and/or similar kickbacks.

         Business and testing practices. As noted above, the government has identified a number of specific categories of documents that it is requiring NMC to produce in connection with LifeChem business and testing practices. In addition to documents relating to the areas discussed above, the government has also required LifeChem to produce documents relating to the equipment and systems used by LifeChem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by LifeChem, the utilization rate for certain tests performed by LifeChem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to LifeChem's billing and testing. Subsequently, the government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided. The government has served investigative subpoenas requiring NMC to update its production on the above issues and to produce contract files for twenty-three identified dialysis clinic customers. The government is investigating each of these areas, and asserts that LifeChem and/or NMC have violated the False Claims Act and/or the Anti-Kickback Statute through the test ordering, paneling, requisitioning, utilization, coding, billing and auditing practices described above. In June 1999, a former Vice President of Marketing of NMC Medical Products, Inc. plead guilty to a charge of conspiracy to defraud Medicare in connection with the marketing of certain hepatitis tests.

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

         QUI TAM ACTIONS

         The Company and NMC is aware that certain qui tam actions have been filed in various jurisdictions. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective U.S. Securities and Exchange Commission (the "SEC" or the "Commission") and New York Stock Exchange ("NYSE") periodically required filings.

     A qui tam action was filed in the United States District Court for the Southern District of Florida in June 1994, amended on July 8, 1996 and disclosed to the Company on July 10, 1996. It alleges, among other things, that Grace Chemicals and NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the administration of EPO and that as a result of this allegedly wrongful conduct, the United States suffered actual damages in excess of $200 million. The Amended Complaint also seeks the imposition of a constructive trust on the proceeds of the NMC dividend to Grace Chemicals for the benefit of the United States on the ground that the Merger constitutes a fraudulent conveyance that will render NMC unable to satisfy the claims asserted in the Amended Complaint.

     A qui tam action was filed in the United States District Court for the Southern District of Florida in December 1994 and disclosed to the Company on April 16, 1999. It alleges, among other things, that NMC violated the False Claims Act in connection with certain billing practices regarding IDPN and the cost relating thereto. The second qui tam was filed by the same relator which filed the first qui tam and covers the same services covered by the first qui tam complaint.

     A qui tam action was filed in the United States District Court for the Middle District of Florida in 1995 and disclosed to the Company on or before November 7, 1996. It alleges, among other things, that NMC and certain NMC subsidiaries violated the False Claims Act in connection with the alleged retention of over-payments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an alleged inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages in excess of $10 million including applicable fines.

     A qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in May 1995 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax violated the False Claims Act in connection with its submission of claims to the Medicare program for diagnostic tests and induced overutilization of such tests in the medical community through improper marketing practices also in violation of the False Claims Act. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Part II, Item 1, Legal Proceedings - Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in August 1996 and was disclosed to the Company in August 1997. It alleges, among other things, that Biotrax and NMC Diagnostic Services induced overutilization of diagnostic tests by several named and unnamed physician defendants in the local medical community, through improper marketing practices and fee arrangements, in violation of the False Claims Act. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Part II, Item 1, Legal Proceedings - Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam action was filed in the United States District Court for the Eastern District of Pennsylvania in November 1996 and was disclosed to the Company in August 1997. It alleges, among other things, that NMC, DSI and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program by improperly upcoding and otherwise billing for various diagnostic tests. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Part II,
Item 1, Legal Proceedings Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam action was filed in the United States District Court for the District of Delaware in January 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that NMC and Biotrax violated the False Claims Act in connection with the submission of claims to the Medicare program for diagnostic tests, and induced overutilization of such tests through improper marketing practices which provided impermissible incentives to health care providers to order these tests. This qui tam action was dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Part II, Item 1, Legal Proceedings Commitments and Contingencies - Diagnostics Subpoena."

     A qui tam action was filed in the United States District Court for the District of New Jersey in February 1997 and was disclosed to the Company in September 1997. It alleges, among other things, that DSI and NMC violated the False Claims Act in connection with the submission of claims to the Medicare program for reimbursement for diagnostic tests, by causing unnamed physicians to overutilize these tests though a variety of fee arrangements and other impermissible inducements. This qui tam action dismissed as part of the diagnostics civil investigation settlement reached in May 1999. See "Part II,
Item 1, Legal Proceedings - Commitments and Contingencies - Diagnostics
Subpoena."

     A qui tam was filed in the United States District Court for the District of Massachusetts in 1994 and was disclosed to the Company in February 1999. It alleges among other things that NMC violated the False Claims Act and the Anti-Kickback Statute in connection with certain billing and documentation practices regarding IDPN therapy, home oxygen therapy and certain medical billings in NMC's Chicago office.

     Each of the qui tam complaints asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in any of the qui tam actions could have a material adverse effect on the Company's business, financial condition or results of operations.


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

          FMC and the Company and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of FMC and the Company to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that (a) compliance by the United States with such provisions is not a condition or defense to the obligations of FMC and the Company under the OIG Agreements and (b) breach of such provisions by the United States cannot and will not be raised by FMC and the Company to excuse performance under the OIG Agreements. Neither the entering into of the OIG Agreements nor the providing of the Primary Guarantee and the $150 million letter of credit is an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability which may result therefrom.

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

         DIAGNOSTICS SUBPOENA

         In October 1996, Biotrax International, Inc. ("Biotrax") and NMC Diagnostics, Inc., ("DSI") both of which are subsidiaries of NMC, received a civil investigative subpoena from the OIG concerning the possible submission of false or improper claims to, and their payment by, the Medicare program. In May, 1999 the Company and the government entered into a settlement agreement pursuant to which, among other things, the government has agreed to release the Company with respect to this matter in exchange for a payment of approximately $16.8 million from the Company.

         DISTRICT OF NEW JERSEY INVESTIGATION

         NMC has received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line NMC is cooperating with this investigation and has provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that it is the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC has produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. The government investigators and the Company have narrowed the issues with respect to which the government has previously expressed concerns and are continuing discussions in order to resolve this investigation. However, the outcome and impact, if any, of these discussions and potential resolution on the Company's business, financial condition or results of operations cannot be predicted at this time.

         COMMERCIAL INSURER LITIGATION

         In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The amended complaint seeks unspecified damages and costs. This matter is at a relatively early stage in the litigation process, with substantial discovery just beginning, and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to continue to vigorously defend the lawsuit. Other private payors have contacted the Company and may assert that NMC received excess payments and similarly, may join the lawsuit and seek reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

         In May 1999 the Company filed counter-claims against Aetna Life Insurance Company and Aetna U.S. Healthcare, Inc. based on inappropriate claim denials and delays in claim payments. The Company is also investigating similar counter- claims against the other private payors which have contacted the Company.

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

         Although NMC management believes that those unpaid IDPN claims were consistent with published Medicare coverage guidelines and ultimately will be approved for payment, there can be no assurance that the claims on appeal will be approved for payment in full or, to the extent approved, collected in full. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of June 30, 1999.

         If NMC is unable to collect its IDPN receivable, either through the administrative appeal process or through negotiation, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial condition and results of operations could be materially adversely affected. NMC's IDPN receivables are included in the net assets of the Company's discontinued operations. However, these receivables have not been sold and will remain classified as discontinued operations until they have been settled. See Notes to Consolidated Financial Statements, Note 4 - "Discontinued Operations."

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



ITEM 5. OTHER INFORMATION

         CERTAIN CHANGES IN THE BOARD OF DIRECTORS AND MANAGEMENT

         Mr. Udo Werle resigned from his position as a director of the Company effective May 11, 1999.

         William F. Grieco resigned from his position as a director, general counsel, senior vice president and secretary of the Company effective July 2, 1999.

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

Exhibit 3.2 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W. R. Grace & Co.) under Section 805 of the New York Business Corporation Law dated May 25, 1988 (changing the name to W. R. Grace & Co., incorporated herein by reference to the Form 8-K of the Company filed on May 9,
              1988).

Exhibit 3.3 Certificate of Amendment of the Certificate ofIncorporation of Fresenius Medical Care Holdings, Inc. (f/k/a W. R. Grace & Co.) under Section 805 of the New York Business Corporation Law dated September 27, 1996 (incorporated herein by reference to the Form 8-K of the Company filed with the Commission on October 15, 1996).

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

Exhibit 10.4* Product Purchase Agreement, effective January 1, 1999, between Amgen, Inc. and National Medical Care, Inc., including addendum thereto (incorporated by reference to the Form 10-Q of the Registrant filed with the Commission on May 14, 1999).

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

Exhibit 10.20 Separation Agreement dated as of June 30, 1999 by and among William F. Grieco and Fresenius Medical Care Holdings, Inc. and Fresenius Medical Care AG.

Exhibit 11     Statement re: Computation of Per Share Earnings.

Exhibit 27     Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K have been filed with the Commission during the three months ended June 30, 1999.


*Confidential treatment has been requested as to certain portions of this Exhibit.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fresenius Medical Care Holdings, Inc.



DATE: August 3, 1999               /s/ Ben J. Lipps
      --------------               ------------------------------------------
                                   NAME: Ben J. Lipps
                                   TITLE: President (Chief Executive Officer)




DATE: August 3, 1999               /s/ Jerry A. Schneider
      --------------               -----------------------------------------
                                   NAME: Jerry Schneider
                                   TITLE: Chief Financial Officer