Form 10-Q
period 1999-09-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 1999-11-22
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

   __________________________________________________________________________
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS                                                                             PAGE

              Unaudited Consolidated Statements of Operations ..................................................4
              Unaudited Consolidated Statements of Comprehensive Income.........................................5
              Unaudited Consolidated Balance Sheets.............................................................6
              Unaudited Consolidated Statements of Cash Flows...................................................7
              Notes to Unaudited Consolidated Financial Statements..............................................9

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...............................................................26

     ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.......................................................................................35

PART II: OTHER INFORMATION

     ITEM 1:   Legal Proceedings................................................................................36
     ITEM 6:   Exhibits and Reports on Form 8-K.................................................................48

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                              ----------------------------     ----------------------------
                                                                 1999              1998            1999             1998
                                                                 ----              ----            ----             ----
NET REVENUES
   Health care services ....................................  $   587,314      $   541,052     $ 1,714,051      $ 1,550,689
   Medical supplies ........................................      124,536          114,600         368,405          353,291
                                                              -----------      -----------     -----------      -----------
                                                                  711,850          655,652       2,082,456        1,903,980
                                                              -----------      -----------     -----------      -----------
EXPENSES
   Cost of health care services ............................      392,763          355,887       1,145,943        1,021,727
   Cost of medical supplies ................................       84,963           77,216         253,763          242,121
   General and administrative expenses .....................       71,328           62,500         204,880          186,816
   Provision for doubtful accounts .........................        5,669           16,308          25,398           50,187
   Depreciation and amortization ...........................       53,931           54,298         162,019          161,494
   Research and development ................................        1,067            1,294           3,104            3,102
   Interest expense, net and related financing cost
     including $23,250 and $21,730 for the three months
     and $64,795 and $59,315 for the nine months ended,
     respectively of interest with affiliates ..............       49,524           54,880         152,154          155,059
   Special charge for settlement of investigations and
     related costs .........................................      590,000               --         590,000               --
                                                              -----------      -----------     -----------      -----------

                                                                1,249,245          622,383       2,537,261        1,820,506
                                                              -----------      -----------     -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR START UP COSTS ..........................     (537,395)          33,269        (454,805)          83,474
PROVISION (BENEFIT) FOR INCOME TAXES .......................     (150,190)          18,965        (106,631)          46,554
                                                              -----------      -----------     -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    START UP COSTS .........................................  $  (387,205)     $    14,304     $  (348,174)     $    36,920
                                                              -----------      -----------     -----------      -----------

DISCONTINUED OPERATIONS
   Loss from discontinued operations, net of income taxes...           --               --              --           (8,669)
   Loss on disposal of discontinued operations, net
     of income tax benefit .................................           --               --              --          (97,228)
                                                              -----------      -----------     -----------      -----------

   Loss from discontinued operations .......................  $        --      $        --     $        --      $  (105,897)
                                                              -----------      -----------     -----------      -----------

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   FOR START UP COSTS, NET OF TAX BENEFIT ..................           --               --              --           (4,890)
                                                              -----------      -----------     -----------      -----------

NET INCOME (LOSS) ..........................................  $  (387,205)     $    14,304     $  (348,174)     $   (73,867)
                                                              ===========      ===========     ===========      ===========

Basic and fully dilutive earnings (loss) per share
   Continuing operations ...................................  $     (4.30)     $      0.16     $     (3.87)     $      0.41
   Discontinued operations .................................           --               --              --            (1.18)
   Cumulative effect of accounting change ..................           --               --              --            (0.05)
   Net Income (loss) .......................................  $     (4.30)     $      0.16     $     (3.87)     $     (0.82)


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                ------------------------     ------------------------
                                                   1999           1998          1999           1998
                                                   ----           ----          ----           ----

NET INCOME (LOSS) ............................  $(387,205)     $  14,304     $(348,174)     $ (73,867)

Other comprehensive income
   Foreign currency translation adjustments...       (138)           226          (611)         1,921
                                                ---------      ---------     ---------      ---------
   Total other comprehensive income ..........       (138)           226          (611)         1,921
                                                ---------      ---------     ---------      ---------
COMPREHENSIVE INCOME (LOSS) ..................  $(387,343)     $  14,530     $(348,785)     $ (71,946)
                                                =========      =========     =========      =========

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999              1998
                                                                                   -------------     ------------
                     ASSETS                                                         (UNAUDITED)

                     Current Assets:
                        Cash and cash equivalents ..............................    $    27,120      $     6,579
                        Accounts receivable, less allowances of $59,550 and
                           $49,209 .............................................        281,095          254,783
                        Inventories ............................................        172,167          169,789
                        Deferred income taxes ..................................        285,746          139,653
                        Other current assets ...................................        122,249           93,912
                        Net assets of discontinued operations ..................        154,573          149,949
                                                                                    -----------      -----------
                           Total Current Assets ................................      1,042,950          814,665
                                                                                    -----------      -----------

                     Properties and equipment, net .............................        424,198          429,639
                                                                                    -----------      -----------

                     Other Assets:
                        Excess of cost over the fair value of net assets
                           acquired and other intangible assets, net of
                           accumulated amortization of $390,335 and $289,167 ...      3,285,913        3,317,424
                        Other assets and deferred charges ......................         49,814           51,675
                                                                                    -----------      -----------
                           Total Other Assets ..................................      3,335,727        3,369,099
                                                                                    -----------      -----------
                     Total Assets ..............................................    $ 4,802,875      $ 4,613,403
                                                                                    ===========      ===========

                     LIABILITIES AND EQUITY

                     Current Liabilities:
                        Current portion of long-term debt and capitalized lease
                           obligations .........................................    $   139,262      $    43,348
                        Current portion of borrowing from affiliates ...........         20,146           32,716
                        Short-term borrowings from affiliates ..................        310,321          154,471
                        Accounts payable .......................................        119,889          107,482
                        Accrued liabilities ....................................        856,354          306,333
                        Net accounts payable to affiliates .....................         21,004           17,966
                        Accrued income taxes ...................................         49,916           12,411
                                                                                    -----------      -----------
                           Total Current Liabilities ...........................      1,516,892          674,727

                     Long-term debt ............................................        710,715        1,010,880
                     Non-current borrowings from affiliates ....................        790,440          801,813
                     Capitalized lease obligations .............................          1,293            2,666
                     Deferred income taxes .....................................        139,490          144,605
                     Other liabilities .........................................         43,880           29,278
                                                                                    -----------      -----------
                        Total Liabilities ......................................      3,202,710        2,663,969
                                                                                    -----------      -----------

                     Equity:
                        Preferred stock, $100 par value ........................          7,412            7,412
                        Preferred stock, $.10 par value ........................          8,906            8,906
                     Common stock, $1 par value; 300,000,000 shares
                        authorized; outstanding 90,000,000 .....................         90,000           90,000
                     Paid in capital ...........................................      1,942,141        1,942,235
                     Retained deficit ..........................................       (448,720)        (100,156)
                     Accumulated comprehensive income ..........................            426            1,037
                                                                                    -----------      -----------
                        Total Equity ...........................................      1,600,165        1,949,434
                                                                                    -----------      -----------
                     Total Liabilities and Equity ..............................    $ 4,802,875      $ 4,613,403
                                                                                    ===========      ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                    ------------------------
                                                                                                       1999           1998
                                                                                                       ----           ----
                Cash Flows from Operating Activities:
                   Net loss .....................................................................   $(348,174)     $ (73,867)
                   Adjustments to reconcile net earnings to net cash from operating activities:
                      Depreciation and amortization .............................................     162,019        161,494
                      Loss from discontinued operations .........................................          --          8,669
                      Loss on disposition of businesses .........................................          --         97,228
                      Cumulative effect of change in accounting .................................          --          4,890
                      Provision for doubtful accounts ...........................................      25,398         50,187
                      Benefit of deferred income taxes ..........................................    (151,208)       (40,633)
                      Loss on disposal of properties and equipment ..............................         363             91

                Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
                   Increase in accounts receivable ..............................................     (81,110)      (109,205)
                   Increase in inventories ......................................................      (1,739)       (34,060)
                   Increase in other current assets .............................................     (28,322)        (8,532)
                   Decrease (increase) in other assets and deferred charges .....................       1,832        (21,970)
                   Increase (decrease) in accounts payable ......................................      12,407        (12,394)
                   Increase in accrued income taxes .............................................      37,505         94,058
                   Increase (decrease) in accrued liabilities ...................................     550,021        (36,567)
                   Increase in other long-term liabilities ......................................      14,602          5,284
                   Net changes due to/from affiliates ...........................................       3,038         (8,346)
                   Other, net ...................................................................      (7,261)        24,032
                                                                                                    ---------      ---------
                Net cash provided by operating activities of continued operations ...............     189,371        100,359
                                                                                                    ---------      ---------
                Net cash used in operating activities of discontinued operations ................      (4,624)       (13,878)
                                                                                                    ---------      ---------
                Net cash provided by operating activities .......................................     184,747         86,481
                                                                                                    ---------      ---------

                Cash Flows from Investing Activities:
                   Capital expenditures .........................................................     (54,096)       (50,794)
                   Payments for acquisitions, net of cash acquired ..............................     (64,744)      (160,246)
                   Proceeds from disposition of businesses ......................................          --         82,500
                                                                                                    ---------      ---------
                Net cash used in investing activities of continued operations ...................    (118,840)      (128,540)
                                                                                                    ---------      ---------
                Net cash used in investing activities of discontinued operations ................          --         (8,925)
                                                                                                    ---------      ---------
                Net cash used in investing activities ...........................................    (118,840)      (137,465)
                                                                                                    ---------      ---------

                Cash Flows from Financing Activities:
                   Increase in borrowings from affiliates .......................................     131,907        442,835
                   Cash dividends paid ..........................................................        (390)          (390)
                   Proceeds on issuance of debt .................................................          37         16,086
                   Proceeds from receivable financing facility ..................................      29,400        125,000
                   Payments on debt and capitalized leases ......................................    (205,682)      (536,122)
                   Other net ....................................................................         (94)          (616)
                                                                                                    ---------      ---------

                Net cash (used in) provided by  financing activities of continued operations ....     (44,822)        46,793
                                                                                                    ---------      ---------
                Net cash used in financing activities of discontinued operations ................          --         (2,107)
                                                                                                    ---------      ---------
                Net cash (used in) provided by  financing activities ............................     (44,822)        44,686
                                                                                                    ---------      ---------

                Effects of changes in foreign exchange rates ....................................        (544)         2,041
                                                                                                    ---------      ---------
                Change in cash and cash equivalents .............................................      20,541         (4,257)
                                                                                                    ---------      ---------
                Cash and cash equivalents at beginning of period ................................       6,579         13,054
                                                                                                    ---------      ---------
                Cash and cash equivalents at end of period ......................................   $  27,120      $   8,797
                                                                                                    =========      =========


     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    -----------------------
                                                                                       1999          1998
                                                                                       ----          ----
            Supplemental disclosures of cash flow information:
               Cash paid during the period for:
                  Interest ....................................................     $  88,355     $ 102,940
                  Income taxes paid/(received), net ...........................         7,968        (7,532)

            Details for Acquisitions:
               Assets acquired ................................................        64,765       162,621
               Liabilities assumed ............................................            21         2,375
                                                                                    ---------     ---------
               Payments for acquisitions, net of cash acquired ................     $  64,744     $ 160,246
                                                                                    =========     =========

      See accompanying Notes to Unaudited Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY, AND BASIS OF PRESENTATION

THE COMPANY

     Fresenius Medical Care Holdings, Inc., a New York corporation (the "Company"), formerly known as W.R. Grace & Co. ("Grace New York"), is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMC" or "Fresenius Medical Care"). The Company conducts its operations through three principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC"), Fresenius USA, Inc., a Massachusetts corporation ("FUSA"), and SRC Holding Company, Inc., a Delaware corporation.

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

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at September 30, 1999 and 1998 and for the three and nine month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1998 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1999.

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

NOTE 2. INVENTORIES

                                                                         SEPTEMBER 30,                   DECEMBER 31,
                                                                             1999                            1998
                                                                         -------------                   ------------
    Inventories:
      Raw materials...............................................       $      40,243                  $      35,199
      Manufactured goods in process...............................              17,666                         18,802
      Manufactured and purchased inventory available for sale.....              82,026                         86,615
                                                                         -------------                  -------------
                                                                               139,935                        140,616
       Health care supplies.......................................              32,232                         29,173
                                                                         -------------                  -------------
    Total.........................................................       $     172,167                  $     169,789
                                                                         =============                  =============



NOTE 3. DEBT

                                                                         SEPTEMBER 30,                   DECEMBER 31,
Long-term debt to outside parties consists of:                               1999                            1998
                                                                         -------------                   ------------

NMC Credit Facility...............................................       $     833,100                  $   1,032,700
Third-party debt, primarily bank borrowings at
   variable interest rates (3% - 9%) with various maturities......              14,408                         16,215
                                                                          ------------                  -------------
                                                                               847,508                      1,048,915
Less amounts classified as current................................             136,793                         38,035
                                                                         -------------                  -------------
                                                                         $     710,715                  $   1,010,880
                                                                         =============                  =============

                                                                         SEPTEMBER 30,                   DECEMBER 31,
Non-current borrowings from affiliates consists of:                          1999                            1998
                                                                         -------------                   ------------

Fresenius Medical Care Finance SA borrowings
   at interest rates approximating 6 - 6.5%.......................              20,146                         47,665
Fresenius Medical Care Trust Finance S.a.r.l. at interest
   rates of 8.43% and 9.25%.......................................             786,524                        786,524
Other.............................................................               3,916                            340
                                                                         -------------                  -------------
                                                                               810,586                        834,529
Less amounts classified as current................................              20,146                         32,716
                                                                         -------------                  -------------
Total.............................................................       $     790,440                  $     801,813
                                                                         =============                  =============


                                                                         SEPTEMBER 30,                   DECEMBER 31,
Short-term borrowings from affiliates consists of:                           1999                            1998
                                                                         -------------                   ------------

Fresenius Medical Care AG borrowings
   at interest rates approximating  6 - 7%........................       $      40,321                  $      94,471
Fresenius AG borrowing at interest rates
   approximating  6 - 7%..........................................             270,000                         60,000
                                                                         -------------                  -------------
Total.............................................................       $     310,321                  $     154,471
                                                                         =============                  =============

NOTE 4.  SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATIONS AND RELATED COSTS

     Since 1995, NMC and its subsidiaries have been the subject of criminal and civil investigations (the "OIG Investigations") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback statutes and the False Claims Act.

     NMC has reached a preliminary agreement (the "Preliminary Agreement") with the United States Government to resolve the matters covered in the OIG Investigation and NMC's administrative appeals of an estimated $150 million of outstanding Medicare receivables for IDPN therapy rendered on and before December 31, 1998 (collectively, the "Settlement"). Consummation of the Settlement is subject to negotiation of certain material currently unresolved terms of the Settlement, completion and execution of definitive Settlement documents, satisfaction of certain conditions, and court approval. (See Note 6 - "Commitments and Contingencies - Legal Proceedings").

     As a result of the Preliminary Agreement, the Company has recorded a special pre-tax charge of $590 million ($412 million, net of income taxes) which includes (i) a charge of approximately $485 million for tentative civil and criminal settlement payment obligations to the government; (ii) a reserve of approximately $80 million for the resolution of the Company's IDPN accounts receivable; and (iii) a reserve for other related costs of $25 million.

NOTE 5.  DISCONTINUED OPERATIONS

     Effective June 1, 1998, the Company classified its non-renal diagnostic services business ("Non-Renal Diagnostic Services") and homecare business ("Homecare") as discontinued operations. The Company disposed of its Non-Renal Diagnostic Services division and its Homecare division on June 26, 1998 and July 29, 1998, respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and records, for accounting purposes, its activity as part of discontinued operations. The Company recorded a net after tax loss of $97 million on the sale of these businesses. The net loss on the disposal of these businesses and their results of operations have been accounted for as discontinued operations. The remaining assets and liabilities of these discontinued operations at the balance sheet date have been classified in the consolidated balance sheet as Net Assets of Discontinued Operations. Included in net assets of discontinued operations is approximately $150 million of IDPN receivables. These assets have not been sold and will remain classified as discontinued operations until they have been settled. See Note 4 - "Special Charge for Settlement of Investigations and Related Costs" and Note 6 - "Commitments and Contingencies - Legal Proceedings."

Operating results and net assets of discontinued operations are presented below:

     Discontinued Operations - Results of Operations

     The revenues and results of operations of the discontinued operations of Non-Renal Diagnostic Services and Homecare divisions were as follows:

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ---------------------------     --------------------------
                                                      1999            1998             1999            1998
                                                      ----            ----             ----            ----
NET REVENUES ....................................  $      --      $         --     $         --     $ 120,940
                                                   ---------      ------------     ------------     ---------

Loss from operations before income tax benefit...                                                     (14,212)
Income tax benefit ..............................                                                      (5,543)
                                                   ---------      ------------     ------------     ---------
Loss from operations ............................         --                --               --        (8,669)
                                                   =========      ============     ============     =========

Loss on disposal before income tax benefit ......                                                    (140,000)
Income tax benefit ..............................                                                     (42,772)
                                                   ---------      ------------     ------------     ---------
Loss on disposal operations .....................         --                --               --       (97,228)
                                                   =========      ============     ============     =========

Total loss on discontinued operations ...........  $      --      $         --     $         --      (105,897)
                                                   =========      ============     ============     =========

     Discontinued Operations - Consolidated Balance Sheet

     The net assets, excluding intercompany assets, of the discontinued operations of the Non Renal Diagnostic Services and Homecare divisions, included in the consolidated balance sheet at September 30, 1999 are as follows:

                                                      TOTAL

Current assets...........................         $   169,099
Properties & equipment, net..............                 222
Other assets.............................                 595
                                                  -----------
   Total Assets..........................         $   169,916
                                                  ===========

Current liabilities......................              15,096
Other liabilities........................                 247
                                                  -----------
   Total Liabilities.....................              15,343
                                                  ===========

   Net Assets............................         $   154,573
                                                  ===========

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

LEGAL PROCEEDINGS

     OIG INVESTIGATION

     Since 1995, NMC and its subsidiaries have been the subject of criminal and civil investigations (the "OIG Investigation") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback statutes and the False Claims Act.

     NMC has reached a preliminary agreement (the "Preliminary Agreement") with the United States Government (the "Government") to resolve the matters covered in the OIG Investigation and NMC's administrative appeals of an estimated $150 million of outstanding Medicare receivables for IDPN therapy rendered on and before December 31, 1998 (collectively, the "Settlement"). Consummation of the Settlement is subject to negotiation of certain material currently unresolved terms of the Settlement, completion and execution of definitive Settlement documents, satisfaction of certain conditions, and court approval.

     If the Settlement is consummated, the net Settlement payment to the Government is estimated to be approximately $415 million (the "Net Settlement Amount"). The Net Settlement Amount is the result of an estimated payment to the Government of approximately $485 million (the "Settlement Amount"), less an estimated payment by the Government to the Company of approximately $70 million for the above-mentioned IDPN receivable claims. The Company and the Government have not yet agreed upon the payment terms of the Settlement Amount. The net cash outflow resulting from the Preliminary Agreement is anticipated to be approximately $260 million. This amount reflects receipt of the IDPN accounts receivable payment from the Government and the tax effect of the special charge but does not consider any payment terms in the final Net Settlement Amount. The cash savings of the tax benefit are expected to be realized over time in relation to the cash outflows of the settlement payment obligations to the Government and expenditures for other related costs.

     As a result of the Preliminary Agreement, the Company has recorded a special pre-tax charge against its consolidated earnings for the three month period ended September 30, 1999 totaling $590 million ($412 million after tax). This special pre-tax charge includes the $485 million estimated payment to the Government, an $80 million reserve of the remaining IDPN receivables described above, and $25 million for other related costs. If the Settlement is not consummated and the Company and the Government eventually litigate the issues, the Company currently believes that the special charge reasonably estimates the costs and expenses arising from this litigation.

     If the Settlement is consummated, the Company anticipates that NMC's subsidiaries, Lifechem, Inc. ("Lifechem"), NMC Homecare, Inc. and NMC Medical Products, Inc. will plead guilty to violations of federal law. As a consequence of their guilty pleas, these subsidiaries will be excluded from further participation in federally funded health care programs, including Medicare, Medicaid and TriCare. The Company believes that these exclusions will not materially interrupt its provision of, or receipt of payment for, the products and services formerly provided by the excluded subsidiaries because the Company intends to continue to provide such products and services through other subsidiaries which are qualified to participate in federal health care programs.

     The Settlement is not expected to extend to any current or former employees of NMC or its subsidiaries who have been, or may be, indicted in connection with the OIG Investigation.

     The Company believes that it will have sufficient cash flows from continued operations and borrowing capacity under its revolving credit facility to pay the Net Settlement Amount. The Company also believes that following such payments, it will have sufficient funds available for both its day to day operations and its anticipated growth.

     After giving effect to the special charge, the Company continues to be in compliance with the financial covenants in its senior credit facility. The Company believes that the final terms of the Settlement could cause the Company to be out of compliance with the financial covenants, effective at the end of the financial quarter in which a Settlement is consummated. The Company is in discussions regarding the Settlement with the agent for the lenders under its senior credit facility, and the agent has informed the lenders that it is working with the Company to prepare an amendment to certain financial covenants in the senior credit facility that will enable the Company to continue in compliance with the financial covenants upon consummation of the Settlement. For a further discussion see Part I, Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     No assurance can be given that the Settlement will be consummated or that the costs related to the Settlement or any litigated resolution of the OIG Investigation will not exceed the amount of the above-described pre-tax charge against earnings or that additional costs, claims and damages will not result from the Settlement. If the Settlement is not consummated, the U.S. Attorney's Office is expected to institute criminal and civil legal proceedings against, and seek substantial civil and criminal financial damages and penalties from, NMC and its subsidiaries. If the Government were successful in pursuing claims arising from the OIG Investigation, NMC and one or more of its subsidiaries would be subject to civil damages and criminal penalties, including substantial fines, suspension of payments and exclusion from the Medicare, Medicaid and TriCare programs, as well as other federally-funded health care benefit programs. Such federal programs provide over 60% of NMC's consolidated revenues. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies."

     In addition, as discussed below, the Company has become aware that it and one or more of its subsidiaries is the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the OIG Investigation, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. In the process of unsealing federal whistleblower complaints, it is not unusual for courts to allow the Government to inform the Company and its counsel of a complaint prior to the time the Company may be legally permitted to disclose it to the public. NMC may be the subject of other "whistleblower" actions not known to the Company. Fresenius Medical Care and the Company have guaranteed NMC's obligations relating to or arising out of the OIG Investigation and the qui tam proceedings, and indemnified Grace Chemicals for any such liabilities.

     The following is a description of the OIG Investigation.

     In October 1995, NMC received five investigative subpoenas from the OIG in connection with the OIG Investigation. The subpoenas have resulted in extensive document production relating to various aspects of NMC's business. The Company has continued to receive additional subpoenas directed to NMC or the Company to obtain supplemental information and documents relating to the subject matter of the OIG Investigation, or to clarify the scope of the original subpoenas.

     The Company has cooperated with the OIG Investigation in providing supplemental information and documents. As indicated above, the Government continues, from time to time, to seek supplementing and/or clarifying information from the Company. The Company understands that the Government has utilized a grand jury to investigate these matters. The Company expects that this process will continue while the Government completes its evaluation of the documentation and issues or until the Settlement is consummated.

     The OIG Investigation covers the following areas: (a) NMC's dialysis services business ("Dialysis Services"), principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare, Medicaid, TriCare and other Government and commercial payors, NMC's billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) Lifechem's laboratory business, including testing procedures, marketing, customer relationships, competition, overpayments totaling approximately $4.9 million that were received by Lifechem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, a 1997 review of dialysis facilities' standing orders, and the provision of discounts on products from NMC's products division, grants, equipment and entertainment to Lifechem customers; and (d) Homecare and, in particular, information concerning IDPN utilization, documentation of claims and billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

     The Government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. The penalties applicable under the anti-kickback statutes, the False Claims Act and other federal and state statutes and regulations applicable to NMC's business could be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the claims the Government has identified, it is expected that the Government will assert that NMC has violated multiple statutory and regulatory provisions. Also, as discussed below, qui tam actions alleging that NMC submitted false claims to the Government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the Government declines to do so.

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

     MEDICAL DIRECTOR COMPENSATION

     The Government is investigating whether Dialysis Services' compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statutes, rather than payment for services rendered. Dialysis Services compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by the Company on products purchased by the Medical Director's facility from NMC Medical Products, Inc. and (until January 1, 1992) a portion of the profit earned by Lifechem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

     Under Stark II, if Designated Health Services are involved, Medical Director compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties. Since January 1, 1995, Dialysis Services has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. In renegotiating its Medical Director compensation arrangements in connection with Stark II, Dialysis Services took and continues to take account of the compensation levels paid to its Medical Directors in prior years.

     Certain Government representatives have expressed the view in meetings with counsel for NMC that arrangements where the Medical Director was or is paid amounts in excess of the "fair market value" of the services rendered may evidence illegal payments to induce referrals, and that hourly compensation is a relevant measure for evaluating the "fair market value" of the services. The Company's dialysis services division ("DSD" or Dialysis Services") does not compensate its Medical Directors on an hourly basis and has asserted to the Government that hourly compensation is not a determinative measure of fair market value. Although the Company believes that the compensation paid to its Medical Directors is generally reflective of fair market value, there can be no assurances that the Government will agree with this position or that the Company ultimately will be able to defend its position successfully. Because of the wide variation in local market factors and in the profit percentage contractually negotiated between Dialysis Services and its Medical Directors prior to January 1, 1995, there is a wide variation in the amounts that have been paid to Medical Directors.

     As a result, the compensation that Dialysis Services has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the Government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the Government that NMC's compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the Government that OIG auditors repeatedly reviewed Dialysis Services' compensation arrangements with NMC's Medical Directors in connection with their audits of the costs claimed by Dialysis Services; that the OIG stated in its audit reports that, with the exception of certain technical issues, Dialysis Services had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that Dialysis Services reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the Government will accept NMC's assertions concerning the legality of its arrangements generally or NMC's assertion that it reasonably relied on OIG audits, or that the Government will not focus on specific arrangements that DSD has made with one or more Medical Directors and assert that those specific arrangements were or are unlawful.

     The Government is also investigating whether Dialysis Services' profit sharing arrangements with its Medical Directors influenced the Medical Directors to order unnecessary ancillary services and items. NMC has asserted to the Government that the rate of utilization of ancillary services and items by its Medical Directors is reasonable and that it did not provide illegal inducements to Medical Directors to order ancillary services and items and the practice of profit-sharing has been discontinued.

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

     The Government is investigating whether DSD intentionally understated the Medicare credit balance reflected on its books and records for the period ended June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. Dialysis Services policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of Dialysis Services for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations. Accordingly, NMC's initial filing with the intermediaries disclosed the credit balance on the books and records of Dialysis Services as shown in accordance with its policy. There can be no assurance that the Government will accept NMC's position. The Government has inquired whether other divisions including Homecare, Lifechem, renal diagnostics services and non-renal diagnostic services have appropriately treated Medicare credit balances as well as credit balances of other payors.

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

     SUPPLEMENTAL MEDICAL INSURANCE

     The Government has indicated that it is investigating the method by which NMC made Medigap payments on behalf of its indigent patients. The impact, if any, of this investigation on the Company, cannot be predicted at this time.

     OVERPAYMENTS FOR HOME DIALYSIS SERVICES

     NMC acquired Home Intensive Care, Inc. ("HIC"), an in-center and home dialysis service provider, in 1993. At the time of the acquisition, HIC was the subject of a claim by HCFA that HIC had received payments for home dialysis services in excess of the Medicare reasonable charge for services rendered prior to February 1, 1990. NMC settled the HCFA claim against HIC in 1994. The Government is investigating whether the settlement concerning the alleged overpayments made to HIC resolved all issues relating to such alleged overpayments. The Government is also investigating whether NMC's subsidiary, Home Dialysis Services, Inc. ("HDS"), received payments similar to the payments that HIC received, and whether HDS improperly billed for home dialysis services in excess of the monthly cost cap for services rendered on or after February 1, 1990. The Government is investigating whether NMC was overpaid for services rendered. NMC asserts that the billings by HDS were proper, but there can be no assurance that the Government will accept NMC's view.

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

     On April 6, 1999, Lifechem voluntarily disclosed an additional billing problem to the Government that resulted in Lifechem's receipt of overpayments for laboratory services rendered between 1994 and 1999. In 1994, as a result of the advice of a billing consultant, Lifechem began to bill for platelet testing performed in connection with complete blood counts. This advice was confirmed by the consultant in 1997 as part of a review performed by the consultant under the auspices of Lifechem's then outside counsel. In 1999, however, an internal inquiry resulted in a reexamination of this advice and Lifechem determined that the prior advice was incorrect. As a result, Lifechem voluntarily disclosed the overpayment and repaid to the Government the amount of $8.6 million.

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

     Benefits provided to dialysis centers and persons associated with dialysis centers. The Government is investigating whether Dialysis Services or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use Lifechem services. Such benefits could include, for example, discounts on products or supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, the provision of research grants and the provision of entertainment to customers. NMC has identified certain instances in which benefits were provided to customers who purchased medical products from NMC Medical Products, Inc., NMC's products company, and used Lifechem's laboratory services. The Government claims that the provision of such benefits violates, among other things, the anti-kickback statutes. In December 1998, the former Vice President of Sales responsible for NMC's laboratory and products divisions pled guilty to the payment of illegal kickbacks to obtain laboratory business for Lifechem. In February 1999, the former President of NMC Medical Products, Inc., was indicted by the Government for the payment of these same and/or similar kickbacks.

     Business and testing practices. As noted above, the Government has identified a number of specific categories of documents that it is requiring NMC to produce in connection with Lifechem business and testing practices. In addition to documents relating to the areas discussed above, the Government has also required Lifechem to produce documents relating to the equipment and systems used by Lifechem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by Lifechem, the utilization rate for certain tests performed by Lifechem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to Lifechem's billing and testing. Subsequently, the Government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided. The Government has served investigative subpoenas requiring NMC to update its production on the above issues and to produce contract files for twenty-three identified dialysis clinic customers. The Government is investigating each of these areas, and asserts that Lifechem and/or NMC have violated the False Claims Act and/or the anti-kickback statutes through the test ordering, paneling, requisitioning, utilization, coding, billing and auditing practices described above. In June 1999, a former Vice President of Marketing of NMC Medical Products, Inc. pled guilty to a charge of conspiracy to defraud Medicare in connection with the marketing of certain hepatitis tests. In August 1999, the former President and the then Director of Marketing of Lifechem were indicted by the Government for defrauding Medicare in connection with marketing the same hepatitis and laboratory tests.

     IDPN

     Administration kits. One of the activities of Spectra Renal Management ("SRM") is to provide IDPN therapy to dialysis patients at both NMC-owned facilities and at facilities owned by other providers. IDPN therapy was provided by Homecare prior to its divestiture. IDPN therapy is typically provided to the patient 12-13 times per month during dialysis treatment. Bills are submitted to Medicare on a monthly basis and include separate claims for reimbursement for supplies, including, among other things, nutritional solutions, administration kits and infusion pumps. In February 1991, the Medicare carrier responsible for processing Homecare's IDPN claims issued a Medicare advisory to all parenteral and enteral nutrition suppliers announcing a coding change for reimbursement of administration kits provided in connection with IDPN therapy for claims filed for items provided on or after April 1, 1991. The Medicare allowance for administration kits during this period was approximately $625 per month per patient. The advisory stated that IDPN providers were to indicate the "total number of actual days" when administration kits were "used," instead of indicating that a one-month supply of administration kits had been provided. In response, Homecare billed for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period, which typically represented the entire month, as opposed to the number of days the treatment was actually administered. During the period from April 1991 to June 1992, Homecare had an average of approximately 1,200 IDPN patients on service.

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

     Infusion Pumps and IV Poles. During the time period covered by the subpoenas, Medicare regulations permitted IDPN providers to bill Medicare for infusion pumps and, until 1992, for IV poles provided to IDPN patients in connection with the administration of IDPN treatments. These regulations do not expressly specify that a particular pump and IV pole be dedicated to a specific patient, and NMC asserts that these regulations permitted Homecare to bill Medicare for an infusion pump and IV pole so long as the patient was infused using a pump and IV pole. Despite the absence of an express regulatory specification, Homecare developed a policy to deliver to a dialysis center a dedicated infusion pump and IV pole for each patient, although the Company cannot represent that Homecare followed this policy in every instance. The Government is investigating the propriety of Homecare's billings for infusion pumps and IV poles and asserts that Homecare's billings violate the False Claims Act.

     As noted above, under the new policies published by HCFA with respect to IDPN therapy, the Company was not able to bill for infusion pumps after July 1, 1996. The Government discontinued reimbursement for IV poles in 1992.

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

     As indicated above, if the Settlement is consummated, the Company anticipates receiving an estimated $70 million payment to the Company from the Government that is reflected in the Net Settlement Amount in exchange for a release of the Company's IDPN receivable claims against the Government for IDPN therapy administered on or before December 31, 1998. The Company continues to pursue appeals of certain denied claims for IDPN therapy rendered after December 31, 1998 which the Company anticipates will clarify the coverage criteria for IDPN therapy on a prospective basis.

     QUI TAM ACTIONS

     The Company is aware that it and/or certain of its subsidiaries are the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the OIG Investigation, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. The Company and/or certain of its subsidiaries may be the subject of other "whistleblower" actions not yet known to the Company. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective reports filed with the U.S. Securities and Exchange Commission (the "SEC" or the "Commission").

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

     A qui tam action was filed in the United States District Court for the Middle District of Florida in 1995 and disclosed to the Company on or before November 7, 1996. It alleges, among other things, that NMC and certain NMC subsidiaries violated the False Claims Act in connection with the alleged retention of over-payments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an alleged inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages in excess of $10 million, including applicable fines.

     A qui tam action was filed in the United States District Court for the District of Massachusetts in 1994 and was disclosed to the Company in February 1999. It alleges among other things that NMC violated the False Claims Act and the anti-kickback statutes in connection with certain billing and documentation practices regarding IDPN therapy, home oxygen therapy and certain medical billings in NMC's Chicago office.

     A qui tam action was filed in the United States District Court for the Middle District of Tennessee on December 15, 1994, transferred to the United States District Court for the District of Massachusetts in 1995, and subsequently was disclosed to the Company in September 1999. It alleges, among other things, that Lifechem violated the False Claims Act in connection with the submission of claims for laboratory tests which already had been billed by the Company, and that Lifechem manipulated its chemistry panels to increase its Medicare and Medicaid billings. The Complaint alleges that as a result of this illegal action, the United States suffered damages in excess of $25,000,000. Sometime after 1996, the Complaint was amended to add Spectra Laboratories, Inc., the Company and FMC as defendants, and added the allegation that the defendants violated the Medicare and Medicaid Anti-Kickback Statute by providing discounted hemodialysis products to induce the purchase of laboratory services.

     Each of the qui tam complaints asserts that as a result of the allegedly wrongful conduct, the Government suffered damages and that the defendants are liable to the Government for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in any of the qui tam actions could have a material adverse effect on the Company's business, financial condition or results of operations.

     OIG AGREEMENTS

     As a result of discussions with representatives of the United States in connection with the OIG Investigation, certain agreements (the "OIG Agreements") have been entered into to guarantee the payment of any obligations of NMC to the United States (an "Obligation") relating to or arising out of the OIG Investigation and the qui tam action filed in the Southern District of Florida (the "Government Claims"). For the purposes of the OIG Agreements, an Obligation is (a) a liability or obligation of NMC to the United States in respect of a Government Claim pursuant to a court order (i) which is final and nonappealable or (ii) the enforcement of which has not been stayed pending appeal or (b) a liability or obligation agreed to be an Obligation in a settlement agreement executed by Fresenius Medical Care, the Company or NMC, on the one hand, and the United States, on the other hand. As stated elsewhere herein if the Settlement is not consummated, the outcome of the OIG Investigation cannot be predicted.

     Pursuant to the OIG Agreements, upon consummation of the Merger, Fresenius Medical Care, the Company and NMC provided the United States with a joint and several unconditional guarantee of payment when due of all Obligations (the "Primary Guarantee"). As credit support for the Primary Guarantee, NMC delivered an irrevocable standby letter of credit in the amount of $150 million. The United States will return such letter of credit (or any renewal or replacement) for cancellation when all Obligations have been paid in full or it is determined that NMC has no liability in respect of the Government Claims. Under the terms of the Merger, any potential resulting monetary liability has been retained by NMC, and the Company has indemnified Grace Chemicals against all potential liability arising from or relating to the OIG Investigation.

     FMC and the Company and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of FMC and the Company to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that (a) compliance by the United States with such provisions is not a condition of or defense to the obligations of FMC and the Company under the OIG Agreements and (b) breach of such provisions by the Government cannot and will not be raised by FMC and the Company to excuse performance under the OIG Agreements. Neither the entering into of the OIG Agreements nor the providing of the Primary Guarantee and the $150 million letter of credit is an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability which may result therefrom.

     The foregoing describes the material terms of the OIG Agreements, copies of which were previously filed with the Commission and copies of which may be examined without charge at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Regional Offices of the Commission located at Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661-2551 and Room 1300, 7 World Trade Center, New York, New York 10048. Copies of such material will also be made available by mail from the Public Reference Branch of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such agreements.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid, and based on its finding, the Court also permanently enjoined HCFA from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on HCFA's motion for summary judgment pending completion of outstanding discovery. On October 5, 1998 NMC filed it's own motion for summary judgment requesting that the Court declare HCFA's prospective application of the April 1995 rule invalid and permanently enjoin HCFA from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. HCFA elected not to appeal from the Court's June 1995 and January 1998 orders. HCFA may, however, appeal all rulings at the conclusion of the litigation. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively, Dialysis Services may be required to refund the payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation, and to re-bill Medicare for the same services, which would result in a net loss to Dialysis Services of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in such event, the Company's business, financial position and results of operations would be materially adversely affected. The Settlement would not affect these proceedings.

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

     Prior to the July hearing date, the U.S. Attorney's Office requested that the hearing be stayed pending resolution of the OIG Investigation, on the basis that proceeding could adversely effect the Government's investigation as well as the Government's efforts to confirm its belief that these claims are false. Prior to the ALJ issuing a decision on the stay request, the U.S. Attorney's Office requested that NMC agree to a stay in the proceedings in order to achieve a potential resolution of the IDPN claims subject to the OIG Investigation as well as those which are subject to the administrative appeals process. NMC agreed to this request, and together with the U.S. Attorney's Office requested a stay. The ALJ agreed to this request in order to allow the parties the opportunity to resolve both the IDPN claims which are the subject of the OIG Investigation and the IDPN claims which are the subject of the administrative proceedings. In March 1999 negotiations between NMC and the U.S. Attorney's Office failed to progress and NMC requested that the stay be lifted. In connection with the settlement discussions described above (which, if consummated, would resolve all pending IDPN coverage appeals for services rendered prior to 1999), the Government renewed its motion to stay proceedings before the ALJ. The Company opposed the stay. On November 10, 1999, the ALJ agreed to reschedule certain hearings that had been scheduled for the week of November 29, 1999, but denied the motion for a stay and scheduled further hearings to begin January 10, 2000. It is not possible to determine whether, if the Settlement is not consummated, NMC and the Government will be able to resolve issues surrounding the IDPN claims. Further proceedings on other administrative appeals related to unpaid claims remain stayed.

     Although NMC management believes that those unpaid IDPN claims were consistent with published Medicare coverage guidelines, if the settlement is not consummated and the Company resumes its appeals of the IDPN claims there can be no assurance that the claims on appeal will be approved for payment or, to the extent approved, collected in full. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of September 30, 1999.

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

     OTHER LEGAL PROCEEDINGS

     DISTRICT OF NEW JERSEY INVESTIGATION

NMC had received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC cooperated with this investigation and provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney's Office for the District of New Jersey indicating that it was the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC also produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. In November 1999, NMC's subsidiary, NMC Medical Products, Inc. ("NMC Medical Products") and the U.S. Attorney's Office for the District of New Jersey executed a plea agreement (the "New Jersey Agreement") pursuant to which NMC Medical Products will plead guilty to two misdemeanor violations of the Federal Food, Drug and Cosmetic Act, pay the United States Government $3.8 million and be released, together with NMC and its related entities and their present officers, directors and employees, from any further civil or criminal liability with respect to all matters investigated by the U.S. Attorney's Office for the District of New Jersey, including the matters described above, or arising out of Food and Drug Administration inspections of NMC Medical Products' facilities prior to October 20, 1995. The terms of the New Jersey Agreement are subject to court approval. The

$3.8 million to be paid pursuant to the Plea Agreement does not constitute part of the Net Settlement Amount.

   COMMERCIAL INSURER LITIGATION

     In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The amended complaint seeks unspecified damages and costs. This matter is at a relatively early stage in the litigation process, with substantial discovery just beginning, and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to continue to vigorously defend the lawsuit. Other private payors have contacted the Company and may assert that NMC received excess payments and similarly, may join the lawsuit or file their own lawsuits seeking reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

     In May 1999, the Company filed counterclaims against Aetna Life Insurance Company and Aetna U.S. Healthcare, Inc. based on inappropriate claim denials and delays in claim payments. The Company is also investigating similar counterclaims against other private payors that have contacted the Company. The Settlement would not resolve these proceedings and claims.

     ADMINISTRATIVE APPEALS

     The Company regularly pursues various administrative appeals relating to reimbursement issues in connection with its dialysis facilities. One such appeal consists of a challenge to the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities. In 1998, the United States Court of Appeals for the District of Columbia ruled in favor of the Company in connection with the bad debt issue, holding that the Secretary of Health & Human Services had not adequately justified the bad debt regulation, and ruling that the Government's order adopting the rule was arbitrary and capricious. The Court of Appeals remanded the matter to the Secretary to provide a more adequate explanation of the bad debt cap or to abandon it. Subsequently, the Court modified its holding to continue the bad debt regulation in effect pending remand. Accordingly, the Company has revised its estimate of recoveries for the previously disallowed bad debt expense associated with the regulation. The Company has reached a preliminary agreement with the Department of Health and Human Services with respect to certain material terms to resolve this matter which, if approved by the Department of Justice, will require payment to the Company of approximately $20 million.

     STATE OF FLORIDA

     In October 1999, NMC received an Antitrust Civil Investigative Demand ("CID") from the Attorney General of the State of Florida ("Florida AG"). The CID was issued by the Florida AG in the course of an investigation to determine whether there is, has been, or may be a violation of federal and Florida laws resulting from the possible monopolization of, or the entering into agreements in restraint of, trade relating to the provision of dialysis products and services in Florida.

     The Company is cooperating with the Florida AG's investigation by providing documents and other information to the Florida AG. The impact of this investigation on the Company, if any, cannot be determined at this time.

NOTE 7. INDUSTRY SEGMENTS INFORMATION

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

     The table below provides information for the three and nine months ended September 30, 1999 and 1998 pertaining to the Company's two industry segments.

                                                                                              LESS
                                                              DIALYSIS       DIALYSIS     INTERSEGMENT
                                                              SERVICES       PRODUCTS         SALES          TOTAL
                                                              --------       --------     ------------       -----
         NET REVENUES
         Three Months Ended                      9/30/99     $  590,778     $  180,176     $   59,104     $  711,850
         Three Months Ended                      9/30/98        544,318        164,977         53,643        655,652

         Nine Months Ended                       9/30/99     $1,724,749     $  526,017     $  168,310     $2,082,456
         Nine Months Ended                       9/30/98      1,563,266        493,876        153,162      1,903,980


         OPERATING EARNINGS
         Three Months Ended                      9/30/99     $  100,684     $   31,176             --     $  131,860
         Three Months Ended                      9/30/98         88,284         28,960             --        117,244

         Nine Months Ended                       9/30/99     $  284,150     $   90,851             --     $  375,001
         Nine Months Ended                       9/30/98        246,410         75,132             --        321,542

         TOTAL ASSETS                            9/30/99     $1,921,546     $  649,797             --     $2,571,343
                                                12/31/98      1,817,751        644,112             --      2,461,863


The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                   SEGMENT RECONCILIATION                          SEPTEMBER 30,                 SEPTEMBER 30,
                   ----------------------                    ------------------------      ------------------------
                                                                1999           1998           1999           1998
                                                                -----          ----           ----           ----
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR START UP COSTS:

     Total operating earnings for reportable segments ....   $ 131,860      $ 117,244      $ 375,001      $ 321,542
     Corporate G&A (including foreign exchange) ..........     (28,664)       (27,801)       (84,548)       (79,907)
     Research and development expense ....................      (1,067)        (1,294)        (3,104)        (3,102)
     Net interest expense ................................     (49,524)       (54,880)      (152,154)      (155,059)
     Special charge for settlement of investigations and
        related costs ....................................    (590,000)            --       (590,000)            --
                                                             ---------      ---------      ---------      ---------

     Income (loss) from continuing operations before
        income taxes and cumulative effect of change in
        accounting for start up costs ....................   $(537,395)     $  33,269      $(454,805)     $  83,474
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

     This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of the Company, government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, the realization of anticipated tax deductions, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this Item 2 and in the Company's reports filed from time to time with the Commission, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

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

     The discussion of the Company's financial condition and results of operations included herein reflects the Preliminary Agreement and the resulting special charge. If the Settlement is not consummated and the Company and the Government eventually litigate the issues that are the subject of the OIG Investigation, the Company currently believes that the special charge reasonably estimates the costs and expenses that would arise from this litigation. No assurance, however, can be given that the Settlement will be consummated or that the costs related to the Settlement or any litigated resolution of the OIG Investigation will not exceed the amount of the special charge or that additional costs, claims and damages will not result from the Settlement. The Company's business, financial position and results of operations also could be materially adversely affected by an adverse outcome in the OIG Investigation, any whistleblower action, the pending challenge by the Company of changes effected by Medicare in approving reimbursement claims relating to the administration of IDPN or the adoption in 1996 of a new coverage policy that has changed IDPN coverage prospectively. The Company's business, financial position and results of operations could be materially adversely affected by an adverse outcome in the pending litigation concerning the implementation of certain provisions of OBRA 93 relating to the coordination of benefits between Medicare and employer health plans in the case of certain dual eligible ESRD patients.

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

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    -----------------------         -----------------------
                                                                      1999            1998            1999            1998
                                                                      ----            ----            ----            ----

       NET REVENUES
          Dialysis services ................................        $   591         $   544         $ 1,725         $ 1,563
          Dialysis products ................................            180             165             526             494
          Intercompany eliminations ........................            (59)            (53)           (169)           (153)
                                                                    -------         -------         -------         -------
       Total net revenues ..................................        $   712         $   656         $ 2,082         $ 1,904
                                                                    =======         =======         =======         =======

       Operating earnings:
          Dialysis services ................................        $   101         $    88         $   284         $   246
          Dialysis products ................................             31              29              91              75
                                                                    -------         -------         -------         -------
       Total operating earnings ............................            132             117             375             321
                                                                    -------         -------         -------         -------

       Other expenses:
          General corporate ................................        $    28         $    28         $    85         $    80
          Research and development .........................              1               1               3               3
          Interest expense, net ............................             50              55             152             155
          Special charge for settlement of investigations
              and related costs ............................            590              --             590              --
                                                                    -------         -------         -------         -------
       Total other expenses ................................            669              84             830             238
                                                                    -------         -------         -------         -------

       Earnings before income taxes and cumulative effect
          of change in accounting for start up costs .......           (537)             33            (455)             83
       Provision (benefit) for  income taxes ...............           (150)             19            (107)             46
                                                                    -------         -------         -------         -------
       Net earnings from continuing operations before
          cumulative effect of change in accounting for
          start up costs ...................................        $  (387)        $    14         $  (348)        $    37
                                                                    -------         -------         -------         -------

       Discontinued operations:
          Net revenues .....................................        $    --         $    --         $    --         $   121
                                                                    =======         =======         =======         =======

          Loss on discontinued operations
             Loss before income taxes ......................             --              --              --             (14)
             Benefit  for income taxes .....................             --              --              --              (5)
                                                                    -------         -------         -------         -------
             Loss from operations ..........................             --              --              --              (9)
                                                                    -------         -------         -------         -------

          Loss on disposal of discontinued operations
             Loss before income taxes ......................             --              --              --            (140)
             Benefit  for income taxes .....................             --              --              --             (43)
                                                                    -------         -------         -------         -------
             Loss from operations ..........................             --              --              --             (97)
                                                                    -------         -------         -------         -------
          Total loss on  discontinued operations ...........        $    --         $    --         $    --         $  (106)

       Cumulative effect of change in accounting for
          start up costs, net of tax benefit ...............             --              --              --              (5)
                                                                    -------         -------         -------         -------

       Net income (loss) ...................................        $  (387)        $    14         $  (348)        $   (74)
                                                                    =======         =======         =======         =======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net revenues from continuing operations for the third quarter of 1999 increased by 9% ($56 million) over the comparable period in 1998. Net earnings from continuing operations for the third quarter of 1999 decreased by ($401 million) over the comparable period in 1998 as a result of the special charge for settlement of investigations and related costs ($412 million, after income taxes), partially offset by the increased operating earnings ($11 million).

     DIALYSIS SERVICES

     Dialysis Services net revenues for the third quarter of 1999 increased by 9% ($47 million) over the comparable period in 1998, primarily as a result of a 7% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, higher EPO utilization relative to the comparable 1998 period and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1998 and 1999 acquisitions. The laboratory testing revenue increase was primarily due to higher testing volume.

     Dialysis Services operating earnings for the third quarter of 1999 increased by 15% ($13 million) over the comparable period of 1998 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and the decrease in the provision for doubtful accounts. The provision for doubtful accounts decreased ($11 million) due to additional bad debt cost report recoveries for the years 1985 and 1988 through 1997, partially offset by additional provisions. These recoveries are the result of the Company's successful challenge of the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities in those years. Accordingly, the Company has revised its estimate of recoveries for the previously disallowed bad debt expense associated with this regulation.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the third quarter of 1999 increased by 9% ($15 million) over the comparable period of 1998. This is due to increased sales of dialyzers ($4 million), machines ($6 million), concentrates ($4 million) and other products ($5 million), offset by decreased sales of peritoneal products ($4 million).

     Dialysis Products operating earnings for the third quarter of 1999 increased by 7% ($2 million) over the comparable period of 1998. This is primarily due to revenue growth, changes in product mix, and improvements in manufacturing efficiencies from increased production volume, partially offset by increased freight and distribution costs.

     SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATIONS AND RELATED COSTS

     Since 1995, NMC and its subsidiaries have been the subject of criminal and civil investigations (the "OIG Investigations") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback statutes and the False Claims Act.

     NMC has reached a preliminary agreement (the "Preliminary Agreement") with the United States Government to resolve the matters covered in the OIG Investigation and NMC's administrative appeals of an estimated $150 million of outstanding Medicare receivables for IDPN therapy rendered on and before December 31, 1998 (collectively, the "Settlement"). Consummation of the Settlement is subject to negotiation of certain material currently unresolved terms of the Settlement, completion and execution of definitive Settlement documents, satisfaction of certain conditions, and court approval. (See Note 4 - "Special Charge for Settlement of Investigations and Related Costs" and Note 6 - "Commitments and Contingencies - Legal Proceedings").

     As a result of the Preliminary Agreement, the Company has recorded a special pre-tax charge of $590 million ($412 million, net of income taxes) which includes (i) a charge of approximately $485 million for settlement payment obligations to the government; (ii) a reserve of approximately $80 million for the resolution of the Company's IDPN accounts receivable; and (iii) a reserve for other related costs of $25 million.

     OTHER EXPENSES

      The Company's other expenses for the third quarter of 1999 decreased by 6% ($5 million) over the comparable period of 1998 entirely due to decreased interest expense associated with the Company's reduction in funded debt.

     INCOME TAXES

     The Company has recorded an income tax benefit of $150 million for the third quarter of 1999 as compared to an income tax provision of $19 million in the third quarter of 1998. The income tax benefit in 1999 is lower than the statutory tax rate primarily due to the tax effect of the special charge for the Settlement and related costs. The provision for income taxes in 1998 is higher than the statutory tax rate primarily due to the non-deductible merger goodwill.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net revenues from continuing operations for the first nine months of 1999 increased by 9% ($178 million) over the comparable period in 1998. Net earnings from continuing operations for the first nine months of 1999 decreased by ($385 million) over the comparable period in 1998 as a result of the special charge for settlement of investigations and related costs (net of tax $412 million) and increases to general corporate expenses, partially offset by increased operating earnings.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the first nine months of 1999 increased by 10% ($162 million) over the comparable period in 1998, primarily as a result of a 8% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor (MSP) provision, and higher EPO utilization relative to the comparable 1998 period, partially offset by decreased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1998 and 1999 acquisitions. The laboratory testing revenue decrease was primarily due to lower testing volume during the first nine months of 1999, as competitors consolidate lab activity.

     Dialysis Services operating earnings for the first nine months of 1999 increased by 15% ($38 million) over the comparable period of 1998 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision, higher EPO utilization, and the decrease in the provision for doubtful, partially offset by decreased operating earnings in laboratory testing. The provision for doubtful accounts decreased due to revisions of estimates for bad debt cost report recoveries. These recoveries include the result of the Company's successful challenge of the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities in those years. Accordingly, the Company has revised its estimate of recoveries for the previously disallowed bad debt expense associated with this regulation in the third quarter.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the first nine months of 1999 increased by 7% ($32 million) over the comparable period of 1998. This is due to increased sales of dialyzers ($18 million), machines ($18 million), concentrates ($5 million) and other products ($12 million), partially offset by decreased sales of bloodlines ($3 million) and peritoneal products ($18 million).

     Dialysis Products operating earnings for the first nine months of 1999 increased by 21% ($16 million) over the comparable period of 1998. This is primarily due to revenue growth, changes in product mix, and improvements in manufacturing efficiencies from increased production volume.

     SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATIONS AND RELATED COSTS

     Since 1995, NMC and its subsidiaries have been the subject of criminal and civil investigations (the "OIG Investigations") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback statutes and the False Claims Act.

     NMC has reached a preliminary agreement (the "Preliminary Agreement") with the United States Government to resolve the matters covered in the OIG Investigation and NMC's administrative appeals of an estimated $150 million of outstanding Medicare receivables for IDPN therapy rendered on and before December 31, 1998 (collectively, the "Settlement"). Consummation of the Settlement is subject to negotiation of certain material currently unresolved terms of the Settlement, completion and execution of definitive Settlement documents, satisfaction of certain conditions, and court approval. (See Note 4 - "Special Charge for Settlement of Investigations and Related Costs" and Note 6 - "Commitments and Contingencies - Legal Proceedings").

     As a result of the Preliminary Agreement, the Company has recorded a special pre-tax charge of $590 million ($412 million, net of income taxes) which includes (i) a charge of approximately $485 million for settlement payment obligations to the government; (ii) a reserve of approximately $80 million for the resolution of the Company's IDPN accounts receivable; and (iii) a reserve for other related costs of $25 million.

     OTHER EXPENSES

     The Company's other expenses for the first nine months of 1999 increased by 1% ($2 million) over the comparable period of 1998. General corporate expenses increased by $5 million due to increases in casualty and insurance expenses. Interest expense decreased by $3 million primarily due to the reduction of the Company's funded debt.

     INCOME TAXES

     The Company has recorded an income tax benefit of $107 million for the third quarter of 1999 as compared to an income tax provision of $46 million in the third quarter of 1998. The income tax benefit in 1999 is lower than the statutory tax rate primarily due to the tax effect of the special charge for the Settlement and related costs. The provision for income taxes in 1998 is higher than the statutory tax rate primarily due to the non-deductible merger goodwill.

     DISCONTINUED OPERATIONS

     On June 1, 1998, the Company classified its Non-Renal Diagnostic Services and Homecare businesses as discontinued operations. The Company sold both its Non-Renal Diagnostic Services business and its Homecare business on June 26, 1998 and July 29, 1998, respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN and, for accounting purposes, records its activities as part of discontinued operations. A net after tax loss of $97 million was recorded in 1998 on the sale of these businesses. The discontinued operations revenues for its Non- Renal Diagnostic Services and Homecare divisions for the first nine months of 1998 was $121 million with a net after tax loss of $105 million.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements have historically been funded by cash generated from operations. Cash generated from continued operations was $189 million and $100 million for the first nine months of 1999 and 1998, respectively. This increase is primarily due to the Company's improved operating profit levels as well as working capital improvements.

     NMC has reached a Preliminary Agreement with the United States Government to resolve the matters covered in the Settlement. Consummation of the Settlement is subject to negotiation of certain material currently unresolved terms of the Settlement, completion and execution of definitive Settlement documents, satisfaction of certain conditions, and court approval. The Company has recorded a special pre-tax charge against its consolidated earnings totaling $590 million ($412 million after tax). It is anticipated that the Settlement of the Investigation if consummated, will require payments totaling approximately $485 million. As part of the Settlement, the Company also expects to resolve the Company's administrative appeals outstanding accounts receivable from Medicare for IDPN therapy rendered on or before December 31, 1998.

     The net cash obligations of the Company, related to the special charge is anticipated to approximate $260 million. This amount reflects the special charge of $590 million reduced for the resolution of the Company's IDPN receivable claims (approximately $150 million), and the estimated cash savings for the tax effect of the special charge ($178 million). The Company and the Government have not yet agreed upon the payment terms of the Settlement Amount.

     The net cash effect, described above, does not consider any payment terms in the final Net Settlement Amount. The cash savings of the tax benefit are expected to be realized over time in relation to the cash outflows of the settlement payment obligations to the Government and expenditures for other related costs.

     The Company believes that it will have sufficient cash flows from continued operations and borrowing capacity under its revolving credit facility to pay the entire settlement amount as it becomes due. The Company also believes that following such payments, it will have sufficient funds available for both its day to day operations and its anticipated growth.

     After giving effect to the special charge, the Company continues to be in compliance with the financial covenants in its senior credit facility. The Company believes that the final terms of the Settlement could cause the Company to be out of compliance with the financial covenants, effective at the end of the financial quarter in which a Settlement is consummated. The company is in discussions regarding the Settlement with the agent for the lenders under its senior credit facility, and the agent has informed the lenders that it is working with the Company to prepare an amendment to certain financial covenants in the senior credit facility that will enable the Company to continue in compliance with the financial covenants upon consummation of the Settlement.

     If cash flows from operations or availability under existing banking arrangements fall below expectations, or if the company is unsuccessful in amending existing banking agreements, the Company may be required to consider other alternatives to maintain sufficient liquidity.

     The Company made acquisitions totaling $65 million and $160 million for the first nine months of 1999 and 1998, respectively. The Company made capital expenditures for internal expansion, improvements, new furnishings and equipment of $54 million and $51 million for the first nine months of 1999 and 1998, respectively. The Company intends to continue to enhance its presence in the U.S. by focusing its expansion on the acquisition of individual or small groups of clinics, expansion of existing clinics, and opening of new clinics.

     During the first nine months of 1999, the Company funded its acquisitions and capital expenditures primarily through cashflows from operations. In addition, the Company reduced its total borrowings by approximately $45 million. During the first nine months of 1998, the Company funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt, proceeds from a receivable financing facility, and proceeds from the sale of the Non-Renal Diagnostics and Homecare divisions. Additionally in 1998, acquisitions were also funded through the issuance of investment securities by Fresenius Medical Care Finance, S.A., a Luxembourg subsidiary of FMC ("FMC Finance"). In exchange for such financing, an intercompany account was established between FMC Finance and the Company with payables due to FMC Finance of $42 million at September 30, 1998.

     Effective July 1, 1995, the Company ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although the Company continued to bill private third-party payors for these amounts through December 31, 1995. The Company began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than September 30, 1995, the Company may be able to rebill such services to third-party payors and, as a result, the Company's future results of operations and financial position would be favorably affected by the incremental revenue that the Company would recognize. For further discussion see Notes to Consolidated Financial Statements Note 5, "Commitments and Contingencies - Omnibus Budget Reconciliation Act of 1993."

CONTINGENCIES

     The Company is the subject of investigations by several federal agencies and authorities, including the OIG Investigation. As a result of the Preliminary Agreement in respect of the OIG Investigation, the Company has recorded a special pre-tax charge against its consolidated earnings for the three month period ended September 30, 1999 totaling $590 million ($412 million after tax). No assurance can be given that the Settlement will be consummated or that the costs related to the Settlement or any litigated resolution of the OIG Investigation will not exceed the amount of the above-described pre-tax charge against earnings or that additional costs, claims and damages will not result from the Settlement. If the Settlement is not consummated, the U.S. Attorney's Office is expected to institute criminal and civil legal proceedings against, and seek substantial civil and criminal financial damages and penalties from, NMC and its subsidiaries. If the Government is successful in pursuing claims arising from the OIG Investigation, NMC and one or more of its subsidiaries would be subject to civil damages and criminal penalties, including substantial fines, suspension of payments and exclusion from the Medicare, Medicaid and TriCare programs, as well as other federally-funded health care benefit programs. Such federal programs provide over 60% of NMC's consolidated revenues. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and coverage for IDPN therapy, is seeking to change a proposed revision to IDPN coverage policies, and is a defendant in significant commercial insurance litigation. An adverse outcome in any of these matters, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the significant complexities and uncertainties associated with the above referenced governmental investigations and proceedings, except for the above-described pre-tax charge against earnings, neither an estimate of the possible loss or range of loss the Company may incur in respect of such matters nor a reserve based on any such estimate can be reasonably made. See Item 1 - Notes to Unaudited Consolidated Financial Statements - Note 6 "Commitments and Contingencies."

     The Company believes that its existing credit facilities, cash generated from operations and other current sources of financing are sufficient to meet its foreseeable needs. If cash flows from operations or availability under existing banking arrangements fall below expectations, or if the Company is unsuccessful in amending its existing banking agreements, the Company may be required to consider other alternatives to maintain sufficient liquidity. There can be no assurance that the Company will be able to do so on satisfactory terms, if at all. See Part I, Item 1I "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     Regarding information technology ("IT") systems, the Company has inventoried substantially all IT systems (e.g., clinical, supply chain management, financial, etc.) and has assessed Year 2000 compliance for those systems. The Company has developed specific plans and timetables to remediate or replace critical non-compliant systems and is in the process of completing these changes. The Company believes it has resolved such issues for a significant number of IT systems and anticipates that substantially all of the remaining changes will be completed prior to the end of 1999.

     Regarding non-IT equipment that may be dependent upon embedded software (e.g., medical, manufacturing/distribution, etc.), the Company has inventoried and assessed Year 2000 compliance for substantially all of this equipment. The Company has developed specific plans to remediate or replace substantially all non-compliant non-IT equipment and is in the process of completing these changes. The Company believes it has resolved such issues for a significant number of non-IT systems and anticipates that substantially all of the remaining changes will be completed prior to the end of 1999.

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

     Costs related to the Year 2000 issue are funded through operating cash flows. The Company expects to spend a total of approximately $6.5 million in remediation and replacement efforts, including new software and hardware, costs to modify existing software, and consultant fees. The Company does not separately track the internal costs incurred for the Year 2000 remediation effort; such costs are principally related to the compensation costs for certain members of the Company's IT Department. The Company estimates remaining costs to be approximately $500,000, substantially all of which relate to non-critical Year 2000 efforts. IT expenditures for Year 2000 are covered as part of the normal IT budget (the Year 2000 efforts are taking priority over other discretionary IT projects). Non-IT expenditures for Year 2000 are similarly being covered as part of the normal non-IT budget. The Company presently believes that the incremental cost of achieving Year 2000 compliant systems and equipment will not be material to the Company's financial condition, liquidity, or results of operation.

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

     The Year 2000 Steering Committee has reviewed and updated its existing, standard contingency plans with the potential Year 2000 issues in mind. At this point in time, the Company has not identified any risk areas that appear to have a reasonable likelihood to cause a material disruption to the Company's operations. Additional contingency plans will be developed on a case-by-case basis if new risks are identified. Despite these efforts, judgments regarding contingency plans such as to what extent they should be developed are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact, or duration of non-compliance by third party vendors or suppliers that provide inadequate information in respect to their Year 2000 status. As a result, there can be no assurance that any contingency plan developed by the Company will be sufficient to mitigate the impact of non-compliance by third party vendors and service providers, and some material adverse effect to the Company could result regardless of such contingency plans.

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

     The Company enters into foreign exchange contracts that are designated, and effective as hedges for firmly committed purchases. Also, since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to synthetically change certain variable-rate debt obligations to fixed-rate obligations, as well as options to mitigate the impact of interest rate fluctuations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     OIG INVESTIGATION

     Since 1995, NMC and its subsidiaries have been the subject of criminal and civil investigations (the "OIG Investigation") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback statutes and the False Claims Act.

     NMC has reached a preliminary agreement (the "Preliminary Agreement") with the United States Government (the "Government") to resolve the matters covered in the OIG Investigation and NMC's administrative appeals of an estimated $150 million of outstanding Medicare receivables for IDPN therapy rendered on and before December 31, 1998 (collectively, the "Settlement"). Consummation of the Settlement is subject to negotiation of certain material currently unresolved terms of the Settlement, completion and execution of definitive Settlement documents, satisfaction of certain conditions, and court approval.

     If the Settlement is consummated, the net Settlement payment to the Government is estimated to be approximately $415 million (the "Net Settlement Amount"). The Net Settlement Amount is the result of an estimated payment million to the Government of approximately $485 million, less an estimated payment by the Government to the Company of approximately $70 million for the above-mentioned IDPN receivable claims. The Company and the Government have not yet agreed upon the payment terms of the Net Settlement Amount. The net cash outflow resulting from the Preliminary Agreement is anticipated to be approximately $260 million. This amount reflects receipt of the IDPN accounts receivable payment from the Government and the tax effect of the special charge but does not consider any payment terms in the final Net Settlement Amount. The cash savings of the tax benefit are expected to be realized in relation to the cash outflows of the settlement obligation to the Government and expenditures for other related costs.

     As a result of the Preliminary Agreement, the Company has recorded a special pre-tax charge against its consolidated earnings for the three month period ended September 30, 1999 totaling $590 million ($412 million after tax). This special pre-tax charge includes the $485 million estimated payment to the Government, an $80 million reserve of the remaining IDPN receivables described above, and $25 million for other related costs. If the Settlement is not consummated and the Company and the Government eventually litigate the issues, the Company currently believes that the special charge reasonably estimates the costs and expenses arising from this litigation.

     If the Settlement is consummated, the Company anticipates that NMC's subsidiaries, Lifechem, Inc. ("Lifechem"), NMC Homecare, Inc. and NMC Medical Products, Inc. will plead guilty to violations of federal law. As a consequence of their guilty pleas, these subsidiaries will be excluded from further participation in federally funded health care programs, including Medicare, Medicaid and TriCare. The Company believes that these exclusions will not materially interrupt its provision of, or receipt of payment for, the products and services formerly provided by the excluded subsidiaries because the Company intends to continue to provide such products and services through other subsidiaries which are qualified to participate in federal health care programs.

     The Settlement is not expected to extend to any current or former employees of NMC or its subsidiaries who have been, or may be, indicted in connection with the OIG Investigation.

     The Company believes that it will have sufficient cash flows from continued operations and borrowing capacity under its revolving credit facility to pay the Net Settlement Amount. The Company also believes that following such payments, it will have sufficient funds available for both its day to day operations and its anticipated growth.

     After giving effect to the special charge, the Company continues to be in compliance with the financial covenants in its senior credit facility. The Company believes that the final terms of the Settlement could cause the Company to be out of compliance with the financial covenants, effective at the end of the financial quarter in which a Settlement is consummated. The Company is in discussions regarding the Settlement with the agent for the lenders under its senior credit facility, and the agent has informed the lenders that it is working with the Company to prepare an amendment to certain financial covenants in the senior credit facility that will enable the Company to continue in compliance with the financial covenants upon consummation of the Settlement.
For a further discussion see Part I, Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     No assurance can be given that the Settlement will be consummated or that the costs related to the Settlement or any litigated resolution of the OIG Investigation will not exceed the amount of the above-described pre-tax charge against earnings or that additional costs, claims and damages will not result from the Settlement. If the Settlement is not consummated, the U.S. Attorney's Office is expected to institute criminal and civil legal proceedings against, and seek substantial civil and criminal financial damages and penalties from, NMC and its subsidiaries. If the Government were successful in pursuing claims arising from the OIG Investigation, NMC and one or more of its subsidiaries would be subject to civil damages and criminal penalties, including substantial fines, suspension of payments and exclusion from the Medicare, Medicaid and TriCare programs, as well as other federally-funded health care benefit programs. Such federal programs provide over 60% of NMC's consolidated revenues. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies."

     In addition, as discussed below, the Company has become aware that it and one or more of its subsidiaries is the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the OIG Investigation, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. In the process of unsealing federal whistleblower complaints, it is not unusual for courts to allow the Government to inform the Company and its counsel of a complaint prior to the time the Company may be legally permitted to disclose it to the public. NMC may be the subject of other "whistleblower" actions not known to the Company. Fresenius Medical Care and the Company have guaranteed NMC's obligations relating to or arising out of the OIG Investigation and the qui tam proceedings, and indemnified Grace Chemicals for any such liabilities.

     The following is a description of the OIG Investigation.

     In October 1995, NMC received five investigative subpoenas from the OIG in connection with the OIG Investigation. The subpoenas have resulted in extensive document production relating to various aspects of NMC's business. The Company has continued to receive additional subpoenas directed to NMC or the Company to obtain supplemental information and documents relating to the subject matter of the OIG Investigation, or to clarify the scope of the original subpoenas.

     The Company has cooperated with the OIG Investigation in providing supplemental information and documents. As indicated above, the Government continues, from time to time, to seek supplementing and/or clarifying information from the Company. The Company understands that the Government has utilized a grand jury to investigate these matters. The Company expects that this process will continue while the Government completes its evaluation of the documentation and issues or until the Settlement is consummated.

     The OIG Investigation covers the following areas: (a) NMC's dialysis services business ("Dialysis Services"), principally relating to its Medical Director contracts and compensation; (b) NMC's treatment of credit balances resulting from overpayments received under the Medicare, Medicaid, Tri-Care and other Government and commercial payors, NMC's billing for home dialysis services, and its payment of supplemental medical insurance premiums on behalf of indigent patients; (c) Lifechem's laboratory business, including testing procedures, marketing, customer relationships, competition, overpayments totaling approximately $4.9 million that were received by Lifechem from the Medicare program with respect to laboratory services rendered between 1989 and 1993, a 1997 review of dialysis facilities' standing orders, and the provision of discounts on products from NMC's products division, grants, equipment and entertainment to Lifechem customers; and (d) Homecare and, in particular, information concerning IDPN utilization, documentation of claims and billing practices including various services, equipment and supplies and payments made to third parties as compensation for administering IDPN therapy.

     The Government has indicated that the areas identified above are not exclusive, and that it may pursue additional areas. The penalties applicable under the anti-kickback statutes, the False Claims Act and other federal and state statutes and regulations applicable to NMC's business could be substantial. While NMC asserts that it is able to offer legal and/or factual defenses with respect to many of the claims the Government has identified, it is expected that the Government will assert that NMC has violated multiple statutory and regulatory provisions. Also, as discussed below, qui tam actions alleging that NMC submitted false claims to the Government have been filed under seal by former or current NMC employees or other individuals who may have familiarity with one or more of the issues under investigation. As noted, under the False Claims Act, any such private plaintiff could pursue an action against NMC in the name of the U.S. at his or her own expense if the Government declines to do so.

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

     MEDICAL DIRECTOR COMPENSATION

     The Government is investigating whether Dialysis Services' compensation arrangements with its Medical Directors constitute payments to induce referrals, which would be illegal under the anti-kickback statutes, rather than payment for services rendered. Dialysis Services compensated the substantial majority of its Medical Directors on the basis of a percentage of the earnings of the dialysis center for which the Medical Director was responsible from the inception of NMC's predecessor in 1972 until January 1, 1995, the effective date of Stark II. Under the arrangements in effect prior to January 1, 1995, the compensation paid to Medical Directors was adjusted to include "add backs," which represented a portion of the profit earned by the Company on products purchased by the Medical Director's facility from NMC Medical Products, Inc. and (until January 1, 1992) a portion of the profit earned by Lifechem on laboratory services provided to patients at the Medical Director's facility. These adjustments were designed to allocate a profit factor to each dialysis center relating to the profits that could have been realized by the center if it had provided the items and services directly rather than through a subsidiary of NMC. The percentage of profits paid to any specific Medical Director was reached through negotiation, and was typically a provision of a multi-year consulting agreement.

     Under Stark II, if Designated Health Services are involved, Medical Director compensation must not exceed fair market value and may not take into account the volume or value of referrals or other business generated between the parties. Since January 1, 1995, Dialysis Services has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. In renegotiating its Medical Director compensation arrangements in connection with Stark II, Dialysis Services took and continues to take account of the compensation levels paid to its Medical Directors in prior years.

     Certain Government representatives have expressed the view in meetings with counsel for NMC that arrangements where the Medical Director was or is paid amounts in excess of the "fair market value" of the services rendered may evidence illegal payments to induce referrals, and that hourly compensation is a relevant measure for evaluating the "fair market value" of the services. The Company's dialysis services division ("DSD" or "Dialysis Services") does not compensate its Medical Directors on an hourly basis and has asserted to the Government that hourly compensation is not a determinative measure of fair market value. Although the Company believes that the compensation paid to its Medical Directors is generally reflective of fair market value, there can be no assurances that the Government will agree with this position or that the Company ultimately will be able to defend its position successfully. Because of the wide variation in local market factors and in the profit percentage contractually negotiated between Dialysis Services and its Medical Directors prior to January 1, 1995, there is a wide variation in the amounts that have been paid to Medical Directors.

     As a result, the compensation that Dialysis Services has paid and is continuing to pay to a material number of its Medical Directors could be viewed by the Government as being in excess of "fair market value," both in absolute terms and in terms of hourly compensation. NMC has asserted to the Government that NMC's compensation arrangements do not constitute illegal payments to induce referrals. NMC has also asserted to the Government that OIG auditors repeatedly reviewed Dialysis Services' compensation arrangements with NMC's Medical Directors in connection with their audits of the costs claimed by Dialysis Services; that the OIG stated in its audit reports that, with the exception of certain technical issues, Dialysis Services had complied with applicable Medicare laws and regulations pertaining to the ESRD program; and that Dialysis Services reasonably relied on these audit reports in concluding that its program for compensating Medical Directors was lawful. There has been no indication that the Government will accept NMC's assertions concerning the legality of its arrangements generally or NMC's assertion that it reasonably relied on OIG audits, or that the Government will not focus on specific arrangements that DSD has made with one or more Medical Directors and assert that those specific arrangements were or are unlawful.

     The Government is also investigating whether Dialysis Services' profit sharing arrangements with its Medical Directors influenced the Medical Directors to order unnecessary ancillary services and items. NMC has asserted to the Government that the rate of utilization of ancillary services and items by its Medical Directors is reasonable and that it did not provide illegal inducements to Medical Directors to order ancillary services and items and the practice of profit-sharing has been discontinued.

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

     The Government is investigating whether DSD intentionally understated the Medicare credit balance reflected on its books and records for the period ended June 30, 1992 by reversing entries out of its credit balance account and taking overpayments into income in anticipation of the institution of the new filing requirement. Dialysis Services policy was to notify Medicare intermediaries in writing of overpayments upon receipt and to maintain unrecouped Medicare overpayments as credit balances on the books and records of Dialysis Services for four years; overpayments not recouped by Medicare within four years would be reversed from the credit balance account and would be available to be taken into income. NMC asserts that Medicare overpayments that have not been recouped by Medicare within four years are not subject to recovery under applicable regulations. Accordingly, NMC's initial filing with the intermediaries disclosed the credit balance on the books and records of Dialysis Services as shown in accordance with its policy. There can be no assurance that the Government will accept NMC's position. The Government has inquired whether other divisions including Homecare, Lifechem, renal diagnostic services and non-renal diagnostic services have appropriately treated Medicare credit balances as well as credit balances of other payors.

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

     SUPPLEMENTAL MEDICAL INSURANCE

     The Government has indicated that it is investigating the method by which NMC made Medigap payments on behalf of its indigent patients. The impact, if any, of this investigation on the Company, cannot be predicted at this time.

     OVERPAYMENTS FOR HOME DIALYSIS SERVICES

     NMC acquired Home Intensive Care, Inc. ("HIC"), an in-center and home dialysis service provider, in 1993. At the time of the acquisition, HIC was the subject of a claim by HCFA that HIC had received payments for home dialysis services in excess of the Medicare reasonable charge for services rendered prior to February 1, 1990. NMC settled the HCFA claim against HIC in 1994. The Government is investigating whether the settlement concerning the alleged overpayments made to HIC resolved all issues relating to such alleged overpayments. The Government is also investigating whether NMC's subsidiary, Home Dialysis Services, Inc. ("HDS"), received payments similar to the payments that HIC received, and whether HDS improperly billed for home dialysis services in excess of the monthly cost cap for services rendered on or after February 1, 1990. The Government is investigating whether NMC was overpaid for services rendered. NMC asserts that the billings by HDS were proper, but there can be no assurance that the Government will accept NMC's view.

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

     On April 6, 1999, Lifechem voluntarily disclosed an additional billing problem to the Government that resulted in Lifechem's receipt of overpayments for laboratory services rendered between 1994 and 1999. In 1994, as a result of the advice of a billing consultant, Lifechem began to bill for platelet testing performed in connection with complete blood counts. This advice was confirmed by the consultant in 1997 as part of a review performed by the consultant under the auspices of Lifechem's then outside counsel. In 1999, however, an internal inquiry resulted in a reexamination of this advice and Lifechem determined that the prior advice was incorrect. As a result, Lifechem voluntarily disclosed the overpayment and repaid to the Government the amount of $8.6 million.

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

     Benefits provided to dialysis centers and persons associated with dialysis centers. The Government is investigating whether Dialysis Services or any third-party dialysis center or any person associated with any such center was provided with benefits in order to induce them to use Lifechem services. Such benefits could include, for example, discounts on products or supplies, the provision of computer equipment, the provision of money for the purchase of computer equipment, the provision of research grants and the provision of entertainment to customers. NMC has identified certain instances in which benefits were provided to customers who purchased medical products from NMC Medical Products, Inc., NMC's products company, and used Lifechem's laboratory services. The Government claims that the provision of such benefits violates, among other things, the anti-kickback statutes. In December 1998, the former Vice President of Sales responsible for NMC's laboratory and products divisions pled guilty to the payment of illegal kickbacks to obtain laboratory business for Lifechem. In February 1999, the former President of NMC Medical Products, Inc., was indicted by the Government for the payment of these same and/or similar kickbacks.

     Business and testing practices. As noted above, the Government has identified a number of specific categories of documents that it is requiring NMC to produce in connection with Lifechem business and testing practices. In addition to documents relating to the areas discussed above, the Government has also required Lifechem to produce documents relating to the equipment and systems used by Lifechem in performing and billing for clinical laboratory blood tests, the design of the test panels offered and requisition forms used by Lifechem, the utilization rate for certain tests performed by Lifechem, recommendations concerning diagnostic codes to be used in ordering tests for patients with given illnesses or conditions, internal and external audits and investigations relating to

Lifechem's billing and testing. Subsequently, the Government served an investigative subpoena for documents concerning the Company's 1997 review of dialysis facilities' standing orders, and responsive documents were provided. The Government has served investigative subpoenas requiring NMC to update its production on the above issues and to produce contract files for twenty-three identified dialysis clinic customers. The Government is investigating each of these areas, and claims that Lifechem and/or NMC have violated the False Claims Act and/or the anti-kickback statutes through the test ordering, paneling, requisitioning, utilization, coding, billing and auditing practices described above. In June 1999, a former Vice President of Marketing of NMC Medical Products, Inc. pled guilty to a charge of conspiracy to defraud Medicare in connection with the marketing of certain hepatitis tests. In August 1999, the former President and the then Director of Marketing of Lifechem were indicted by the Government for defrauding Medicare in connection with marketing the same hepatitis and laboratory tests.

     IDPN

     Administration kits. One of the activities of Spectra Renal Management ("SRM") is to provide IDPN therapy to dialysis patients at both NMC-owned facilities and at facilities owned by other providers. IDPN therapy was provided by Homecare prior to its divestiture. IDPN therapy is typically provided to the patient 12-13 times per month during dialysis treatment. Bills are submitted to Medicare on a monthly basis and include separate claims for reimbursement for supplies, including, among other things, nutritional solutions, administration kits and infusion pumps. In February 1991, the Medicare carrier responsible for processing Homecare's IDPN claims issued a Medicare advisory to all parenteral and enteral nutrition suppliers announcing a coding change for reimbursement of administration kits provided in connection with IDPN therapy for claims filed for items provided on or after April 1, 1991. The Medicare allowance for administration kits during this period was approximately $625 per month per patient. The advisory stated that IDPN providers were to indicate the "total number of actual days" when administration kits were "used," instead of indicating that a one-month supply of administration kits had been provided. In response, Homecare billed for administration kits on the basis of the number of days that the patient was on an IDPN treatment program during the billing period, which typically represented the entire month, as opposed to the number of days the treatment was actually administered. During the period from April 1991 to June 1992, Homecare had an average of approximately 1,200 IDPN patients on service.

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

     Infusion Pumps and IV Poles. During the time period covered by the subpoenas, Medicare regulations permitted IDPN providers to bill Medicare for infusion pumps and, until 1992, for IV poles provided to IDPN patients in connection with the administration of IDPN treatments. These regulations do not expressly specify that a particular pump and IV pole be dedicated to a specific patient, and NMC asserts that these regulations permitted Homecare to bill Medicare for an infusion pump and IV pole so long as the patient was infused using a pump and IV pole. Despite the absence of an express regulatory specification, Homecare developed a policy to deliver to a dialysis center a dedicated infusion pump and IV pole for each patient, although the Company cannot represent that Homecare followed this policy in every instance. The Government is investigating the propriety of Homecare's billings for infusion pumps and IV poles and asserts that Homecare's billings violate the False Claims Act.

     As noted above, under the new policies published by HCFA with respect to IDPN therapy, the Company was not able to bill for infusion pumps after July 1, 1996. The Government discontinued reimbursement for IV poles in 1992.

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

     As indicated above, if the Settlement is consummated, the Company anticipates receiving an estimated $70 million payment to the Company from the Government that is reflected in the Net Settlement Amount in exchange for a release of the Company's IDPN receivable claims against the Government for IDPN therapy administered on or before December 31, 1998. The Company continues to pursue appeals of certain denied claims for IDPN therapy rendered after December 31, 1998 which it anticipates will clarify the coverage criteria for IDPN therapy on a prospective basis.

     QUI TAM ACTIONS

     The Company is aware that it and/or certain of its subsidiaries are the subject of qui tam or "whistleblower" actions with respect to some or all of the issues raised by the OIG Investigation, which whistleblower actions are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public except by court order. The Company and/or certain of its subsidiaries may be the subject of other "whistleblower" actions not yet known to the Company. Each of these actions is under seal and in each action, pursuant to court order the seal has been modified to permit the Company, NMC and other affiliated defendants to disclose the complaint to any relevant investors, financial institutions and/or underwriters, their successors and assigns and their respective counsel and to disclose the allegations in the complaints in their respective reports filed with the U.S. Securities and Exchange Commission (the "SEC" or the "Commission").

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

     A qui tam action was filed in the United States District Court for the Middle District of Florida in 1995 and disclosed to the Company on or before November 7, 1996. It alleges, among other things, that NMC and certain NMC subsidiaries violated the False Claims Act in connection with the alleged retention of over-payments made under the Medicare program, the alleged submission of claims in violation of applicable cost caps and the payment of supplemental Medicare insurance premiums as an alleged inducement to patients to obtain dialysis products and services from NMC. The complaint alleges that as a result of this allegedly wrongful conduct, the United States suffered damages in excess of $10 million, including applicable fines.

     A qui tam action was filed in the United States District Court for the District of Massachusetts in 1994 and was disclosed to the Company in February 1999. It alleges among other things that NMC violated the False Claims Act and the federal anti-kickback statutes in connection with certain billing and documentation practices regarding IDPN therapy, home oxygen therapy and certain medical billings in NMC's Chicago office.

     A qui tam action was filed in the United States District Court for the Middle District of Tennessee on December 15, 1994, transferred to the United States District Court for the District of Massachusetts in 1995, and subsequently was disclosed to the Company in September 1999. It alleges, among other things, that Lifechem violated the False Claims Act in connection with the submission of claims for laboratory tests which already had been billed by the Company, and that Lifechem manipulated its chemistry panels to increase its Medicare and Medicaid billings. The Complaint alleges that as a result of this illegal action, the United States suffered damages in excess of $25,000,000. Sometime after 1996, the Complaint was amended to add Spectra Laboratories, Inc., the Company and FMC as defendants, and added the allegation that the defendants violated the Medicare and Medicaid Anti-Kickback Statute by providing discounted hemodialysis products to induce the purchase of laboratory services.

     Each of the qui tam complaints asserts that as a result of the allegedly wrongful conduct, the Government suffered damages and that the defendants are liable to the Government for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim. An adverse result in any of the qui tam actions could have a material adverse effect on the Company's business, financial condition or results of operations.

     OIG AGREEMENTS

     As a result of discussions with representatives of the United States in connection with the OIG Investigation, certain agreements (the "OIG Agreements") have been entered into to guarantee the payment of any obligations of NMC to the United States (an "Obligation") relating to or arising out of the OIG Investigation and the qui tam action filed in the Southern District of Florida (the "Government Claims"). For the purposes of the OIG Agreements, an Obligation is (a) a liability or obligation of NMC to the United States in respect of a Government Claim pursuant to a court order (i) which is final and nonappealable or (ii) the enforcement of which has not been stayed pending appeal or (b) a liability or obligation agreed to be an Obligation in a settlement agreement executed by Fresenius Medical Care, the Company or NMC, on the one hand, and the United States, on the other hand. As stated elsewhere herein if the Settlement is not consummated, the outcome of the OIG Investigation cannot be predicted.

     Pursuant to the OIG Agreements, upon consummation of the Merger, Fresenius Medical Care, the Company and NMC provided the United States with a joint and several unconditional guarantee of payment when due of all Obligations (the "Primary Guarantee"). As credit support for the Primary Guarantee, NMC delivered an irrevocable standby letter of credit in the amount of $150 million. The United States will return such letter of credit (or any renewal or replacement) for cancellation when all Obligations have been paid in full or it is determined that NMC has no liability in respect of the Government Claims. Under the terms of the Merger, any potential resulting monetary liability has been retained by NMC, and the Company has indemnified Grace Chemicals against all potential liability arising from or relating to the OIG Investigation.

     FMC and the Company and the United States state in the OIG Agreements that they will negotiate in good faith to attempt to arrive at a consensual resolution of the Government Claims and, in the context of such negotiations, will negotiate in good faith as to the need for any restructuring of the payment of any Obligations arising under such resolution, taking into account the ability of FMC and the Company to pay the Obligations. The OIG Agreements state that the foregoing statements shall not be construed to obligate any person to enter into any settlement of the Government Claims or to agree to a structured settlement. Moreover, the OIG Agreements state that the statements described in the first sentence of this paragraph are precatory and statements of intent only and that (a) compliance by the United States with such provisions is not a condition of or defense to the obligations of FMC and the Company under the OIG Agreements and (b) breach of such provisions by the Government cannot and will not be raised by FMC and the Company to excuse performance under the OIG Agreements. Neither the entering into of the OIG Agreements nor the providing of the Primary Guarantee and the $150 million letter of credit is an admission of liability by any party with respect to the OIG Investigation, nor does it indicate the liability which may result therefrom.

     The foregoing describes the material terms of the OIG Agreements, copies of which were previously filed with the Commission and copies of which may be examined without charge at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Regional Offices of the Commission located at Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661-2551 and Room 1300, 7 World Trade Center, New York, New York 10048. Copies of such material will also be made available by mail from the Public Reference Branch of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such agreements.

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

     OTHER LEGAL PROCEEDINGS

     DISTRICT OF NEW JERSEY INVESTIGATION

     NMC had received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC cooperated with this investigation and provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney's Office for the District of New Jersey indicating that it was the target of a federal grand jury investigation into possible violations of criminal law in connection with its efforts to persuade the FDA to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC also produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. In November 1999, NMC's subsidiary, NMC Medical Products, Inc. ("NMC Medical Products") and the U.S. Attorney's Office for the District of New Jersey executed a plea agreement (the "New Jersey Agreement") pursuant to which NMC Medical Products will plead guilty to two misdemeanor violations of the Federal Food, Drug and Cosmetic Act, pay the United States Government $3.8 million and be released, together with NMC and its related entities and their present officers, directors and employees, from any further civil or criminal liability with respect to all matters investigated by the U.S. Attorney's Office for the District of New Jersey, including the matters described above, or arising out of Food and Drug Administration inspections of NMC Medical Products' facilities prior to October 20, 1995. The terms of the New Jersey Agreement are subject to court approval. The $3.8 million to b paid pursuant to the Plea Agreement does not constitute part of the Settlement Amount.

     COMMERCIAL INSURER LITIGATION

     In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York (Aetna Life Insurance Company v. National Medical Care, Inc. et al, 97-Civ-9310). In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. Based in large part on information contained in prior securities filings, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. The amended complaint seeks unspecified damages and costs. This matter is at a relatively early stage in the litigation process, with substantial discovery just beginning, and its outcome and impact on the Company cannot be predicted at this time. However, the Company, NMC and its subsidiaries believe that they have substantial defenses to the claims asserted, and intend to continue to vigorously defend the lawsuit. Other private payors have contacted the Company and may assert that NMC received excess payments and similarly, may join the lawsuit or file their own lawsuits seeking reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition or results of operations.

     In May 1999, the Company filed counterclaims against Aetna Life Insurance Company and Aetna U.S. Healthcare, Inc. based on inappropriate claim denials and delays in claim payments. The Company is also investigating similar counterclaims against other private payors that have contacted the Company. The Settlement would not resolve these proceedings and claims.

    OBRA 93

     OBRA 93 affected the payment of benefits under Medicare and employer health plans for certain eligible ESRD patients. In July 1994, HCFA issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by OBRA 93 would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, patients' employer health plans were responsible for payment, which was generally at rates higher than those provided under Medicare.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude HCFA from retroactively enforcing its April 24, 1995 implementation of the OBRA 93 provisions relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude HCFA from enforcing its new policy retroactively, that is, to billings for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that HCFA's retroactive application of the April 1995 rule was legally invalid. HCFA cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding HCFA's retroactive application of the April 1995 rule legally invalid, and based on its finding, the Court also permanently enjoined HCFA from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on HCFA's motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed it's own motion for summary judgment requesting that the Court declare HCFA's prospective application of the April 1995 rule invalid and permanently enjoin HCFA from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. HCFA elected not to appeal the Court's June 1995 and January 1998 orders. HCFA may, however, appeal all rulings at the conclusion of the litigation. If HCFA should successfully appeal so that the revised interpretation would be applied retroactively NMC may be required to refund the payments received from employer health plans for services provided after August 10, 1993 under HCFA's original implementation, and to re-bill Medicare for the same services, which would result in a net loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in such event, the Company's business, financial position and results of operations would be materially adversely affected. The Settlement would not resolve these proceedings and claims.

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

     Prior to the July hearing date, the United States Attorney for the District of Massachusetts requested that the hearing be stayed pending resolution of the OIG Investigation, on the basis that proceeding could adversely affect the Government's investigation as well as the Government's efforts to confirm it belief that these claims are false. Prior to the ALJ's issuing a decision on the stay request, the U.S. Attorney's Office requested that NMC agree to a stay in the proceedings in order to achieve a potential resolution of the IDPN claims subject to the OIG Investigation as well as those which are subject to the administrative appeals process. NMC agreed to this request, and together with the U.S. Attorney's Office requested a stay. The ALJ agreed to this request in order to allow the parties the opportunity to resolve both the IDPN claims which are the subject of the OIG Investigation and the IDPN claims which are the subject of the administrative proceedings. In March 1999 negotiations between NMC and the U.S. Attorney's Office failed to progress and NMC requested that the stay be lifted. In connection with the settlement discussions described above (which, if consummated, would resolve all pending IDPN coverage appeals for services rendered prior to 1999), the Government renewed its motion to stay proceedings before the ALJ. The Company opposed the stay. On November 10, 1999, the ALJ agreed to reschedule certain hearings that had been scheduled for the week of November 29, 1999, but denied the motion for a stay and scheduled further hearings to begin January 10, 2000. It is not possible to determine whether, if the Settlement is not consummated, NMC and the Government will be able to resolve issues surrounding the IDPN claims. Further proceedings on other administrative appeals related to unpaid claims remain stayed.

     Although NMC management believes that those unpaid IDPN claims were consistent with published Medicare coverage guidelines, if the Settlement is not consummated and the Company resumes its appeals of the IDPN claims, there can be no assurance that the claims on appeal will be approved for payment in full or, to the extent approved, collected in full. Such claims represent substantial accounts receivable of NMC, amounting to approximately $150 million as of September 30, 1999.

     If NMC is unable to collect its IDPN receivable, either through the administrative appeal process or through negotiation, or if IDPN coverage is reduced or eliminated, depending on the amount of the receivable that is not collected and/or the nature of the coverage change, NMC's business, financial condition and results of operations could be materially adversely affected. NMC's IDPN receivables are included in the net assets of the Company's discontinued operations. However, these receivables have not been sold and will remain classified as discontinued operations until they have been settled. See Notes to Consolidated Financial Statements, Note 5 - "Discontinued Operations."

     ADMINISTRATIVE APPEALS

     The Company regularly pursues various administrative appeals relating to reimbursement issues in connection with its dialysis facilities. One such appeal consists of a challenge to the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities. In 1998, the United States Court of Appeals for the District of Columbia ruled in favor of the Company in connection with the bad debt issue, holding that the Secretary of Health & Human Services had not adequately justified the bad debt regulation, and ruling that the government's order adopting the rule was arbitrary and capricious. The Court of Appeals remanded the matter to the Secretary to provide a more adequate explanation of the bad debt cap or to abandon it. Subsequently, the Court modified its holding to continue the bad debt regulation in effect pending remand. Accordingly, the Company has revised its estimate of recoveries for the previously disallowed bad debt expense associated with the regulation. The Company has reached a preliminary agreement with the Department of Health and Human Services with respect to certain material terms to resolve this matter which, if approved by the Department of Justice, will require payment to the Company of $20.9 million.

     SPECTRA CORPORATE INTEGRITY AGREEMENT

     Spectra was acquired by the Company in June 1997. Prior to Spectra's acquisition by the Company, Spectra settled an investigation by the Government and entered into a Corporate Integrity Agreement (the "Spectra Agreement"). In February 1999 the Government advised Spectra that it may be in breach of the Spectra Agreement and on March 15, 1999 issued a subpoena to Spectra requesting certain documents related to the Spectra Agreement. The Government recently advised the Company that the Government's review of Spectra's operations and documents did not disclose any breach of the Spectra Agreement.

     STATE OF FLORIDA

     In October 1999, NMC received an Antitrust Civil Investigative Demand ("CID") from the Attorney General of the State of Florida ("Florida AG"). The CID was issued by the Florida AG in the course of an investigation to determine whether there is, has been, or may be a violation of federal and Florida laws resulting from the possible monopolization of, or the entering into agreements in restraint of, trade relating to the provision of dialysis products and services in Florida.

     The Company is cooperating with the Florida AG's investigation by providing documents and other information to the Florida AG. The impact of this investigation on the Company, if any, cannot be determined at this time.

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

Exhibit 4.8 Amendment No. 6 dated effective September 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

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

Exhibit 10.17 Separation Agreement dated as of July 21, 1998 by and between Geoffrey W. Swett and National Medical Care, Inc., (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

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

Exhibit 10.20 Separation Agreement dated as of September 30, 1999 by and among William F. Grieco and Fresenius Medical Care Holdings, Inc. and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on August 3, 1999).

Exhibit 10.21 Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and Certain Subsidiaries with Fresenius AG as lender (filed herein).

Exhibit 11          Statement re: Computation of Per Share Earnings.

Exhibit 27          Financial Data Schedule

(b)  Reports on Form 8-K

     On November 2, 1999, FMCH filed a report on Form 8-K showing preliminary results from operations of FMC, the parent corporation of the registrant, for the three months ended September 30, 1999.

*Confidential treatment has been granted as to certain portions of this Exhibit.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Fresenius Medical Care Holdings, Inc.



DATE: November 22, 1999                  /s/ Ben J. Lipps
    -------------------                  ----------------
                                         NAME:  Ben J. Lipps
                                         TITLE: President (Chief Executive
                                                 Officer)



DATE: November 22, 1999                  /s/ Jerry A. Schneider
     ------------------                  ----------------------
                                         NAME:  Jerry Schneider
                                         TITLE: Chief Financial Officer