Form 10-K
period 1999-12-31
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2000-03-30
CIK 42872

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM_____ TO_____ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). $11,132,750 March 30, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 30, 2000, 90,000,000 shares of common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Information Statement with respect to its 2000 Annual Meeting of Stockholders, to be filed on or before May 1, 2000. (Part III)

                                TABLE OF CONTENTS

PART I

Item 1.  Business .........................................................       4
Item 2.  Properties .......................................................      26
Item 3.  Legal Proceedings ................................................      27
Item 4.  Submission of Matters to a Vote of Security Holders ..............      32

PART II  ..................................................................      32

Item 5.  Market Price for Registrant's Common Equity and Related
         Stockholder Matters ..............................................      32
Item 6.  Selected Financial Data ..........................................      33
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................      34
Item 7A. Quantitative and Qualitative Disclosures About Market Risks .....       42
Item 8.  Consolidated Financial Statements and Supplementary Data .........      43
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure .............................................      43

PART III .................................................................       43

Item 10. Directors and Executive Officers of the Registrant ..............       43
Item 11. Executive Compensation ..........................................       43
Item 12. Security Ownership of Certain Beneficial Owners and Management ..       43
Item 13. Certain Relationships and Related Transactions ..................       43

PART IV  ..................................................................      43

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports
         on Form 8-K ......................................................      43

ITEM 1. BUSINESS

      This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of Fresenius Medical Care Holdings, Inc. (collectively with all its direct and indirect subsidiaries, the "Company"), government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, the realization of anticipated tax deductions, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this 1999 Form 10-K and in the Company's reports filed from time to time with the Securities and Exchange Commission (the "Commission") could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

      Fresenius Medical Care Holdings, Inc., a New York corporation is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMC" or Fresenius Medical Care"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC"); Fresenius USA, Marketing Inc., and Fresenius USA Manufacturing Inc., Delaware corporations and Fresenius USA Inc, a Massachusetts corporation (collectively "Fresenius USA" or "FUSA") and SRC Holding Company, Inc., a Delaware corporation.

      The Company is primarily engaged in (i) providing kidney dialysis services, clinical laboratory testing and renal diagnostic services, and (ii) manufacturing and distributing products and equipment for dialysis treatment, which accounted for 83% and 17% of 1999 net revenues, respectively.



            - KIDNEY DIALYSIS AND OTHER SERVICES. The Company is the largest private provider in the U.S. of kidney dialysis and related services. At December 31, 1999, the Company operated 849 outpatient dialysis facilities in the U.S. (including Puerto Rico), treating approximately 65,700 chronic patients. The company treats approximately 24% of the dialysis patients in the U.S., and believes its next largest competitor treats approximately 16% of U.S. dialysis patients. Additionally, the Company provides inpatient dialysis services under contract to hospitals in the U.S.

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

      Since 1995, NMC, a subsidiary of the Company and certain of NMC's subsidiaries had been the subject of an investigation (the "OIG Investigation") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback status and the False Claims Act.

      On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government (the "Government") to settle (i) the matters covered in the OIG Investigation and (ii) NMC's claim with respect to approximately $153.5 million of outstanding Medicare receivables for nutrition therapy rendered on or before December 31, 1999 (collectively, the "Settlement"). The Settlement was approved by the United States District Court for the District of Massachusetts on February 2, 2000. See "Legal Proceedings - Settlement of the U.S. Government Investigation", See "Notes to Consolidated Financial Statements - Note 7, Special Charge for Settlement of Investigation and Related Costs, Note 8-Discontinued Operations and Note 16 - Commitments and Contingencies - Legal Proceedings - Settlement of U.S. Government Investigation".


      The Company's principal executive office is located at 95 Hayden Avenue, Lexington, MA 02420-9192. Its telephone number is (781) 402-9000.

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

      Based on the most recent information published by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"), the number of patients in the U.S. who received chronic dialysis grew from approximately 66,000 in 1982 to approximately 246,000 at December 31, 1998 or at a compound annual rate of 8.6%. The Company attributes the continuing growth in the number of dialysis patients principally to an increase in general life expectancy and, thus, the overall aging of the general population, the shortage of donor organs for kidney transplants and better treatment and survival of patients with hypertension, diabetes and other illnesses that lead to ESRD. Moreover, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment.

      There are currently only two methods for the treatment of ESRD: dialysis and kidney transplantation. Transplants are limited by the scarcity of compatible kidneys. Approximately 13,200 patients received kidney transplants in the U.S. during 1998. Therefore, most patients suffering from ESRD must rely on dialysis, which is the removal of toxic waste products and excess fluids from the body by artificial means. There are two major dialysis modalities commonly used today, hemodialysis and peritoneal dialysis. Generally, the method of treatment used by an ESRD patient is chosen by the physician in consultation with the patient, and is based on the patient's medical conditions and needs.

      According to HCFA data, as of December 31, 1998, there were approximately 3,600 Medicare-certified ESRD treatment centers in the U.S. Ownership of these centers was fragmented. The Company estimates that at that time, the ten largest multi-facility providers accounted for approximately 1,800 facilities (56% of facilities) and 136,000 patients (59% of patients). Freestanding facilities (many privately owned by physicians) and hospital-affiliated facilities were the sites of treatment for the remaining 23% and 21% of patients, respectively.

      There was substantial further consolidation in the market in 1998 leading the Company to estimate that the top ten multi-center providers accounted for approximately 157,500 patients, or 64% of the estimated market at December 31, 1998.

      According to HCFA, as of December 31, 1998, approximately 88% of dialysis patients in the U.S. received in-center treatment (virtually all hemodialysis) and approximately 12% were treated at home. Of those treated at home, more than 94% received peritoneal dialysis.

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

      According to HCFA, as of December 31, 1998, hemodialysis patients represented 88% of all dialysis patients in the U.S. Hemodialysis treatments are generally administered to a patient three times per week and typically last from two and one-half to four hours or longer. The majority of hemodialysis patients are referred to outpatient dialysis centers, such as those operated by Fresenius Medical Care, where hemodialysis treatments are performed with the assistance of a nurse or dialysis technician under the general supervision of a physician. Hemodialysis is the only form of treatment (other than transplantation) currently available to patients who have very low residual or nonexistent renal function and are inadequately dialyzed using peritoneal dialysis.

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

      In both CAPD and CCPD the patient undergoes dialysis daily, and typically does not experience the buildup of toxins and fluids experienced by hemodialysis patients on the days they are not treated. In addition, because the patient is not required to make frequent visits to a hemodialysis clinic, and because the solution exchanges can be accomplished at convenient (although more frequent) times, a patient on peritoneal dialysis may experience much less disruption to his or her life than a patient on hemodialysis. Certain aspects of peritoneal dialysis, however, limit its use as a long-term therapy for some patients. First, certain patients cannot make the required sterile connections of the peritoneal dialysis tubing to the catheter, leading to excessive episodes of peritonitis, a bacterial infection of the peritoneum which can result in serious adverse health consequences, including death. Second, treatment by current forms of peritoneal dialysis may not be as effective as hemodialysis in removing wastes and fluids for some patients.

      STRATEGY

      The Company's objective is to focus on generating revenue growth that exceeds market growth of the dialysis industry, as measured by growth in patient population, while maintaining the Company's leading position in the market and increasing earnings at a faster pace than revenue growth.

      The Company's dialysis services and product businesses have grown faster than the market in terms of revenues over the past five years, and the Company believes that it is well positioned to continue this growth by focusing on the following strategies:

      - Continue to Provide High Standards of Patient Care. The Company believes that its reputation for providing the highest standards of patient care is a competitive advantage. The Company believes that NMC's proprietary Patient Statistical Profile ("PSP") database, which contains clinical and demographic data on approximately 65,700 dialysis patients, is the most comprehensive body of information about dialysis patients in the world. The Company believes that this database provides a unique advantage in continuing to improve dialysis treatment outcomes, reduce mortality rates and improve the quality and effectiveness of dialysis products.

      - Expand Presence in the U.S. Over the past several years, the Company has significantly expanded its U.S. provider operations through the acquisition of existing dialysis clinics as well as the opening of new clinics. In 1999, the Company acquired 15 clinics and opened 57 new clinics. As a result, the Company now has an established presence in each of its targeted markets in the U.S. Prospectively, the Company expects to enhance its presence in the U.S. by focusing its expansion on the acquisition of individual or small groups of dialysis centers in selected markets, expansion of existing clinics, and opening of new centers, although the Company will consider large acquisitions if suitable opportunities become available.

      - Increase Spectrum of Dialysis Services. One of the Company's objectives is to continue to expand its role within the broad spectrum of services provided to dialysis patients. The Company has begun to implement this strategy by providing expanded and enhanced patient services, including laboratory and diagnostic services, to both its own clinics and those operated by third parties. The Company estimates that Spectra Renal Management provides laboratory services for 37% of the dialysis patients in the United States. The Company has developed disease state management methodologies that it believes are attractive to managed care payors. The Company has formed Optimal Renal Care, LLC, a joint venture with Permanente Medical Group of Southern California, a subsidiary of Kaiser Permanente which has the largest dialysis patient population of any managed care organization, and has formed Renaissance Health Care as a joint venture with certain of the Company's nephrologists.

      - Continue to Offer Complete Dialysis Product Lines. The Company offers broad and competitive hemodialysis and peritoneal dialysis product lines. These product lines enjoy broad market acceptance and enable customers to purchase all of their dialysis machines, systems and disposable products from a single source. During the year ended December 31, 1999 Fresenius Medical Care's product revenues were derived approximately 16% from machine sales and 84% from sales of disposable products. These disposable products provide FMC with a continuing source of revenue from our installed base of dialysis equipment.

      - Extend Our Position as an Innovator in Product and Process Technology. The Company is committed to being a technology leader in both hemodialysis and peritoneal dialysis products.
            FMC has a research and development team with approximately 238 members focused on developing dialysis systems that are safer, more effective and easier to use and that can be easily customized to meet the differing needs of customers around the world. The Company believes that its extensive expertise in patient treatment and clinical data will further enhance its ability to develop more effective products and treatment methodologies. The Company's ability to manufacture dialysis products on a cost-effective and competitive basis results in large part from our process technologies. Over the past several years, the Company has reduced manufacturing costs per unit through development of proprietary manufacturing technologies that have streamlined and automated its production processes. Fresenius Medical Care intends to further improve its proprietary, highly automated manufacturing system to further reduce product manufacturing costs, while continuing to achieve a high level of quality control and reliability.


      For a description of other elements of the Company's strategy see
" --Dialysis Services" and " -- Dialysis Products Business." For additional information in respect to the Company's industry sections, see Notes to Consolidated Financial Statements - Note 18, "Industry Segments and Information about Foreign Operations."

      DIALYSIS SERVICES

            OVERVIEW

      The Company is the largest provider in the U.S. of kidney dialysis and related services to patients suffering from chronic kidney disease. The Company also provides clinical laboratory testing and renal diagnostic services for dialysis patients (Company owned and non-Company owned clinics). Such diagnostic services include electrocardiograms, doppler flow testing, nerve conduction velocity, and other tests.

      The Company's provider business is primarily operated through the Dialysis Services business unit ("Dialysis Services"). Clinical laboratory testing and renal diagnostic services are primarily provided by Spectra Renal Management ("SRM")

            DIALYSIS SERVICES

      As of December 31, 1999, the Company owned or managed 849 dialysis centers in the U.S. The centers are generally concentrated in areas of high population density. In 1999, the Company acquired 15 existing centers, developed 57 new centers and consolidated or sold 5 centers. The number of patients treated at the Company's centers has increased from approximately 58,627 at December 31, 1998 to approximately 61,700 at December 31, 1999.

      At the Company's centers, hemodialysis treatments are provided at individual "stations" through the use of dialysis machines. A nurse or dialysis technician attaches the necessary tubing to the patient and monitors the dialysis equipment and the patient's vital signs. The capacity of a center is a function of the number of stations and such factors as the type of treatment, patient requirements, length of time per treatment and local operating practices and ordinances regulating hours of operation. Most of the Company's centers operate two or three patient shifts per day.

      Each of the Company's dialysis centers is under the general supervision of a medical director ("Medical Director") and, in some cases, one or more Associate Medical Directors, who are physicians. See "Patient, Physician and Other Relationships." Each dialysis center also has an administrator who supervises the day-to-day operations of the facility and the staff. The staff typically consists of registered nurses, licensed practical nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and biomedical technicians.

      The Company engages in systematic efforts to measure, maintain and improve the quality of the services that it delivers at its dialysis centers. Each center collects and analyzes quality assurance and patient data, which in turn is regularly reviewed by Dialysis Services and corporate management. At each center, a quality assurance committee is responsible for reviewing quality of care reports generated by the Company's PSP system, setting goals for quality enhancement and monitoring the progress of quality assurance initiatives. The Company believes that it enjoys a reputation of providing superior quality care to dialysis patients.

      As part of the dialysis therapy, the Company provides various related services to ESRD patients in the U.S. at its dialysis centers, including the administration of erythropoietin ("EPO"), a bioengineered protein that stimulates the production of red blood cells. EPO is used to treat anemia, a medical complication frequently experienced by ESRD patients, and is administered to most of the Company's patients.. EPO is produced by a single source manufacturer, Amgen Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations. The Company's current contract with Amgen Inc. covers the period from January 2000 to December 2000 with price guarantees and volume and outcome based discounts.

Other services provided to ESRD patients in the U.S. include the administration of calcium, iron and hepatitis vaccine and blood transfusions; the provision of interdialytic perenteral nutrition ("IDPN"), in which nutrients are added to the patient's blood during hemodialysis; the provision, through SRM, of clinical laboratory testing; the provision of electrocardiograms; and Doppler flow testing of the effectiveness of the patient's vascular access for dialysis. These tests and other ancillary services are provided by specific prescription of the patient's attending physician.


      The Company's centers also offer services for home dialysis patients, the majority of whom are treated with peritoneal dialysis. For such patients, the Company provides certain materials, training and patient support services, including clinical monitoring, supply of EPO, follow-up assistance and arrangements for the delivery of the supplies to the patient's residence. See
" -- Regulatory and Legal Matters -- Reimbursement" and " -- Legal Proceedings" for a discussion of billing for such products and services.

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


      ACQUISITIONS

      The Company's growth in revenues and operating earnings in prior years has resulted, in significant part, from its ability to effect acquisitions of health care businesses, particularly dialysis centers, on reasonable terms. In the U.S., doctors may be motivated to sell their centers to obtain relief from day-to-day administrative responsibilities and changing governmental regulations, to focus on patient care and to realize a return on their investment. While price is typically the key factor in securing acquisitions, the Company believes that it will be an attractive acquirer or partner to many dialysis center owners due to its reputation for patient treatment, its proprietary PSP database (which contains clinical and demographic data on approximately 65,700 dialysis patients), its comprehensive clinical and administrative systems, manuals and policies, its ability to provide ancillary services to dialysis centers and patients and its reputation for technologically advanced products. The Company believes that these factors will also be advantages when opening new centers.

      The U.S. health care industry has experienced significant consolidation in recent years, particularly in the dialysis service sectors in which the Company competes, resulting, in some cases, in increased costs of acquisitions in these sectors. Moreover, because of the ongoing consolidation in the dialysis services industry, the availability of acquisitions may decrease. The Company's ability to make acquisitions also will depend, in part, on the Company's available financial resources and the limitations imposed under two credit facilities (collectively, "the NMC Credit Facilities"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The inability of the Company to continue to effect acquisitions in the provider business on reasonable terms could have an adverse impact on growth in its business and on its results of operations.

      The Company regularly evaluates and explores opportunities with various other health care companies and other businesses regarding acquisitions and joint business ventures. In 1999, the Company completed new acquisitions and acquisitions of previously managed clinics totaling 15 dialysis facilities in the U.S. providing care to approximately 1,274 patients. These acquisitions and agreements expand the Company's presence in selected key areas of the United States.

      SOURCES OF DIALYSIS SERVICES NET REVENUES

      The following table provides information for the periods indicated regarding the percentage of the Company's U.S. dialysis treatment services net revenues provided by (a) the Medicare ESRD program, (b) private/alternative payors, such as commercial insurance and private funds, (c) Medicaid and other government sources and (d) hospitals.


                                                       YEAR ENDED DECEMBER 31,
                                                ----------------------------------------
                                                 1999             1998             1997
                                                ------           ------           ------
            Medicare ESRD program ....            60.2%            57.0%            64.5%
            Private/alternative payors            30.3             33.8             25.8
            Medicaid and other
            government sources .......             4.2              4.1              4.6
            Hospitals ................             5.3              5.1              5.1
                                                ------           ------           ------
              Total ..................           100.0%           100.0%           100.0%
                                                ======           ======           ======

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

      Prior to the time at which Medicare becomes the primary payor, most dialysis treatments are paid for by another third-party payor, such as the patient's private insurer, or by the patient. ESRD patients under age 65 who are covered by an employer health plan must wait 33 months (consisting of a three-month entitlement waiting period and an additional 30-month "coordination of benefits period") before Medicare becomes the primary payor. During this 33-month period, the employer health plan is responsible for payment as primary payor at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates (which generally are higher than the rates paid by governmental payors, such as Medicare), and Medicare is the secondary payor. See " -- Regulatory and Legal Matters -- Reimbursement"

      A significant portion of the Company's revenues for dialysis services are derived from reimbursement provided by non-governmental third-party payors. A substantial portion of third-party health insurance in the U.S. is now furnished through some type of managed care plan, including health maintenance organizations ("HMOs"). Managed care plans have increased their market share overall, and in the Medicare population in particular. This trend may continue as a result of the merger and consolidation of providers and payors in the health care industry, as well as the discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through managed care plans. The Company estimates that approximately 12% of Dialysis Services' net revenues for the twelve months ended December 31, 1999 was attributable to managed care plans.

      Non-governmental payors generally reimburse for dialysis treatments at higher rates than governmental payors such as Medicare. However, managed care plans have been more aggressive in selectively contracting with a smaller number of providers willing to furnish services for lower rates and subject to a variety of service restrictions. For example, managed care plans and traditional indemnity third-party payors increasingly are demanding alternative fee structures, such as capitation arrangements whereby a provider receives a fixed payment per month per enrollee and bears the risk of loss if the costs of treating such enrollee exceed the capitation payment. These market forces have resulted in pressures to reduce the reimbursement the Company receives for its services and products.

      The Company's ability to secure rates with indemnity and managed care plans has largely been due to the relatively small number of ESRD patients which any single HMO has enrolled. By regulation, ESRD patients have been prohibited from joining an HMO unless they are otherwise eligible for Medicare coverage, due to age or disability, and are members of a managed care plan when they first experience kidney failure. HCFA has a pilot evaluation underway for treatment of Medicare ESRD patients by managed care companies under capitated contracts, with three organizations. If successful, this pilot program could result in the elimination of the pre-existing condition requiring ESRD patients to enroll in managed care organizations. As Medicare HMO enrollments increase and the number of ESRD patients in managed care plans also increases, managed care plans' leverage to negotiate lower rates may become greater. In addition, the HMO may have contracted with another provider, or may have tighter utilization controls with respect to certain ancillary services typically provided by the Company to ESRD patients, which could limit the Company's future payments for such services.

      HCFA has initiated the ESRD demonstration projects that are likely to be conducted over the next three to four years and that will seek to evaluate the feasibility of "privatizing" the Medicare ESRD program. The Company believes that the elimination of "pre-existing conditions" exclusions would greatly facilitate the enrollment of ESRD patients into managed care plans. The likelihood and timing of this decision is impossible to predict. Should legislation to implement this change be enacted, the Company believes it would likely increase the number of patients enrolled in managed care plans, and might also cause these plans to look closer at outsourcing ESRD care to ESRD companies such as the Company's joint decrease state management ventures (Optimal Renal Care and Renaissance Health Care).

      The Company formed two joint ventures seeking to contract "at risk" with managed care organizations for the care of ESRD patients. Renaissance Health Care, Inc. is a 50/50 joint venture between the Company and participating nephrologists throughout the U.S. Optimal Renal Care, LLC is a 50/50 joint venture between Permanente Medical Group of Southern California, a subsidiary of Kaiser Permanente and the Company.

      As managed care programs expand market share and gain greater bargaining power vis-a-vis health care providers, there will be increasing pressure to reduce the amounts paid for services and products furnished by the Company. These trends would be accelerated if future changes to the Medicare ESRD program require private payors to assume a greater percentage of the cost of care given to dialysis patients. The Company is presently seeking to expand the portion of its revenues attributable to non-governmental private payors. However, the Company believes that the historically higher rates of reimbursement paid by non-governmental payors may not be maintained at such levels. If substantially more patients of the Company join managed care plans or such plans reduce reimbursements to the Company, the Company's business and results of operations could be adversely affected, possibly materially. See " -- Regulatory and Legal Matters -- Reimbursement," " -- Anti-Kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws -- Changes in the Health Care Industry

      PATIENT, PHYSICIAN AND OTHER RELATIONSHIPS

The Company believes that its success in establishing and maintaining dialysis centers, in the U.S. depends in significant part upon its ability to obtain the acceptance of, and referrals from, local physicians, hospitals and managed care plans. A dialysis patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges. Virtually all of the Company's clinics maintain open staff privileges for local nephrologists. The Company's ability to provide quality dialysis care and otherwise to meet the needs of local patients and physicians is central to its ability to attract nephrologists to the Company's centers and to receive referrals from such physicians. See " -- Anti-kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws."

      The conditions for coverage under the Medicare ESRD program require that treatment at a dialysis center be under the general supervision of a Medical Director. Generally, the Medical Director must be board certified or board eligible in internal medicine and have at least 12 months of training or experience in the care of patients at ESRD centers. The Company's Medical Directors maintain their own private practices.

      The Company has written agreements with the physicians who serve as Medical Directors at its centers. The Medical Director agreements entered into by the Company generally have terms of three years, although some have terms of as long as five to ten years. The compensation of Medical Directors and other physicians under contract with the Company is individually negotiated and generally depends upon competitive factors in the local market, the physician's professional qualifications, experience and responsibilities and the size of and services provided by the center. Until January 1, 1995, Medical Director compensation typically included a component based on some measure of the financial performance of the clinics under the supervision of that Medical Director. See " -- Legal Proceedings --Settlement of U.S. Government Investigation". Since 1995, the Company has entered into new agreements, or amended existing agreements, for substantially all of its Medical Directors. Under the new arrangements, the aggregate compensation of the Medical Directors and other physicians under contract is fixed in advance for a period of one year or more and is based in part on various efficiency and quality incentives. The Company believes that compensation is paid at fair market value.

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

      COMPETITION

      Dialysis Services. The dialysis services industry is highly competitive. Ownership of dialysis centers in the U.S. is fragmented, with a large number of operators each owning 10 or fewer centers and a small number of larger providers, the largest of which is the Company. Consolidation of the industry has been ongoing over the last decade. In urban areas, where many of the Company's dialysis centers are located, there frequently are many competing centers in proximity to the Company's centers. The Company experiences direct competition from time to time from former Medical Directors or other employees or referring physicians who establish their own centers. Furthermore, other health care providers or product manufactures, some of which have significant operations or resources, may decide to enter the dialysis business in the future.

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

      LABORATORY AND RENAL DIAGNOSTIC SERVICES

      The Company provides clinical laboratory testing and renal diagnostic services through its business unit known as Spectra Renal Management ("SRM"). SRM was created as a result of the acquisition of Spectra Laboratories, Inc. ("Spectra") in June of 1997 and its combination with the Company's existing laboratory business at that time ("LifeChem") and its renal diagnostic testing business. SRM is the leading U.S. dialysis clinical laboratory providing blood, urine and other bodily fluid testing services to assist physicians in determining whether a dialysis patient's therapy regimen, diet and medicines remain optimal. SRM oversees the operation of three laboratories, one in New Jersey operated by Spectra East, Inc. one in Northern California operated by (Spectra) and one in Illinois. Spectra and Spectra East, Inc. are operated as separate, indirect subsidiaries of the Company.

      In 1999, SRM performed approximately 31 million tests for more than 96,000 dialysis patients across the United States. SRM also provided testing services to clinical research projects and others. The Company plans to expand SRM into related markets such as hospital dialysis units and physician office practices, particularly nephrologists.

       The Company's clinical laboratory results have been a critical element in the development of the Company's proprietary PSP database, which contains clinical, laboratory and demographic data on approximately 65,700 dialysis patients. The Company uses PSP to assist physicians in providing quality care to dialysis patients. In addition, PSP is a key resource in ongoing research, both within the Company and at outside research institutions, to decrease mortality rates among dialysis patients and improve their quality of life. See " -- Legal Proceedings, Settlement of U.S. Government Investigation".

      COMPETITION

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

DIALYSIS PRODUCTS BUSINESS

    The Company manufactures and distributes equipment and disposable products for the treatment of kidney failure using both hemodialysis and peritoneal dialysis. Such products include hemodialysis machines, peritoneal dialysis cyclers and related equipment, dialyzers, peritoneal dialysis solutions in flexible plastic bags, hemodialysis concentrates and solutions, granulate mixes, bloodlines, and disposable tubing assemblies and equipment for water treatment in dialysis centers. Other products manufactured by third parties and distributed by the Company include dialyzers, special blood access needles, heparin (used to prevent blood clotting) and commodity supplies such as bandages, clamps and syringes.

    OVERVIEW

    The following table shows actual net revenues for 1999, 1998 and 1997, of the Company's products business related to hemodialysis products, peritoneal dialysis products and other activities, principally technical service:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    (DOLLARS IN THOUSANDS)
                                    --------------------------------------------------------------------------------------------
                                               1999                             1998                            1997
                                    --------------------------       -------------------------        --------------------------
                                     Total              % of          Total              % of          Total             % of
                                    Revenues            Total        Revenues            Total        Revenues            Total
                                    --------            -----        --------            -----        --------            -----
Hemodialysis Products.......        $329,561              67%        $296,361              63%        $265.066              60%
Peritoneal Dialysis Products         108,145              22          123,389              26          131,830              30
Other ......................          53,205              11           51,235              11           46,332              10
                                    --------             ---         --------             ---         --------             ---
              Total ........        $490,911             100%        $470,985             100%        $443,228             100%
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

      Dialyzers. All dialyzers manufactured by the Company use hollow fiber polysulfone membranes, a synthetic material. The Company believes that the Fresenius Medical Care Polysulfone(TM) dialyzer is the best-performing mass-produced dialyzer on the market. Fresenius Medical Care is the leading worldwide producer of polysulfone dialyzers. While competitors currently sell polysulfone membranes in the market, Fresenius Medical Care developed and is the only manufacturer with more than 13 years' experience in applying the technology required to mass produce polysulfone membranes. The Company believes that polysulfone has superior performance characteristics compared to other materials used in dialyzers, including a higher biocompatibility and greater clearing capacities for uremic toxins. Fresenius Medical Care's Polysulfone(TM) dialyzer line consists of a complete range of permeability (high, medium and low flux) to allow tailoring of the dialysis therapy to the individual patient. Fresenius Medical Care's Polysulfone(TM) dialyzers are also available in an "NR" Series for acute dialysis.

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

      Fresenius USA has developed the Fresenius Data System FDS08(TM) ("FDS08") computerized treatment monitoring and documentation system. The FDS08 can automatically monitor and record machine and treatment information from as many as 32 hemodialysis machines. The FDS08 is a PC-based system which has found many applications for improving record keeping and increasing staff efficiency. The FDS08 system has been used to pioneer new therapies such as remote monitoring of patients during nightly home hemodialysis, which enables a patient to be dialyzed at home while a staff caregiver monitors the machine performance via a modem link. Additionally the FDS08 system can be linked to Fresenius USA's Hypercare(TM) Medical Records System. The Hypercare(TM) Medical Records System is a medical records system which can record and analyze trends in medical outcome factors in hemodialysis patients.

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

      Peritoneal Dialysis Systems. The Company manufactures a range of peritoneal dialysis solutions. The Company believes that its peritoneal solution products with Safe-Lock(R) connection systems offer significant advantages for CAPD and CCPD home patients, including ease of use and greater protection against touch contamination than other peritoneal dialysis systems presently available. The Safe-Lock(R) standard system involves the connection procedure of introducing and draining the dialysis solution into and from the abdominal cavity through the use of the same bag for introduction and drainage. To use Safe-Lock(R) products, a catheter that has been surgically implanted in the patient is fitted with one part of the Safe-Lock(R) connector, and the peritoneal dialysis solution bag and tubing are fitted with the other part of the Safe-Lock(R) connector. The Company also manufactures disposable double bag systems utilizing a special drainage bag and a snap-off Y-shaped piece that is connected to the Safe-Lock(R) connector at the catheter. These double bag systems further reduce possible entry of contaminants during peritoneal dialysis. The Company's Inpersol(R) line of peritoneal dialysis products acquired by Fresenius USA from Abbott Laboratories in 1993 is interchangeable and competitive with the peritoneal dialysis products offered by Baxter, the Company's major competitor in this field. Therefore, the addition of the Inpersol(R) product line to the Company's other products enables the Company to expand the potential customer base for which it competes, because the Company now supplies peritoneal dialysis products usable by all peritoneal dialysis patients in the U.S.

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

      Fresenius USA introduced the first CCPD machine in 1980 and, in 1994, introduced a new variant on CCPD therapy, PD-Plus(TM) ,that is offered by the Company in other parts of the world. Normally, a CCPD patient undergoes five or six two-liter solution exchanges at night, and carries no solution during the day. PD-Plus(TM) therapy provides a more tailored therapy using a simpler nighttime cycler, and, where necessary, one exchange during the day. Compared with typical CCPD therapy, the Company believes that PD-Plus(TM) therapy is less costly and easier to administer. In addition, compared with CAPD therapy, the Company believes that PD-Plus(TM) therapy improves toxin removal by more than 40% and therefore is attractive to patients and physicians alike. By increasing the effectiveness of peritoneal dialysis treatments, at an acceptable increase in cost over CAPD therapy, PD-Plus(TM) therapy may also effectively prolong the time period during which a patient will be able to remain on peritoneal dialysis before requiring hemodialysis. PD-Plus(TM) therapy, as developed by Fresenius USA, can only be performed using the Fresenius Freedom Cycler and special tubing using Safe-Lock(R) connectors.

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

      Fresenius Medical Care has also developed a new CAPD system, comprising tubing, connectors and a peritoneal dialysis double bag, together with the process technology for the manufacture of the system. The Fresenius Medical Care Stay-Safe(TM) peritoneal dialysis system utilizes a single switching mechanism that replaces the three tubing clamps to control drainage of solution, flushing of tubes that connect solution bags to catheters, the introduction of new solution, and the tight closure of the line. The control device also further reduces the possibility of catheter contamination during connection and disconnection by sealing the catheter access and surrounding the catheter adapter with a disinfectant solution.

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

      In March 1996, Fresenius USA received approval by the U.S. Food and Drug Administration ("FDA") of its new Premier Plus twin bag CAPD system. This system comprises a single product, the Delflex(R) solution bag and the tubing and drainage set necessary for CAPD exchanges. The Premier Plus twin bag system also utilizes Safe-Lock(R) connectors and, because fewer connections are required, may help to reduce patient complications associated with peritoneal dialysis therapy. The Premier Plus twin bag system also includes new fill volumes which offer the physician the ability to prescribe larger dosages without requiring the patient to do more exchanges during the day. Fresenius USA began limited marketing of the Premier Plus twin bag system during July 1996. Additionally, in December 1997, Fresenius Medical Care submitted to the FDA a file for review of a more advanced Premier Plus twin bag system that utilizes additional features beyond those approved in March 1996. This application was approved in May 1999. Trials were conducted later that year and the product was launched at the National Peritoneal Dialysis conference in February 2000.


      MARKETING, DISTRIBUTION AND SERVICE

      Most of the Company's products are sold to hospitals, clinics and specialized treatment centers. With its comprehensive product line and years of experience in dialysis, the Company believes that it has been able to establish and maintain very close relationships with its clinic customer base . Close interaction among the Company's sales force and research and development personnel enables concepts and ideas that develop in the field to be considered and integrated into product development. The Company maintains a direct sales force of trained salespersons engaged in the sale of both hemodialysis and peritoneal dialysis products. This sales force engages in direct promotional efforts, including visits to physicians, clinical specialists, hospitals, clinics and dialysis centers, and represents the Company at industry trade shows. The Company also sponsors medical conferences and scientific symposia as a means for disseminating product information. The sales force is assisted by clinical nurses who provide clinical support, training and assistance to customers. The Company also utilizes outside distributors to provide sales coverage in countries not serviced by its internal sales force.

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

      MANUFACTURING OPERATIONS

      The Company assembles, tests, and calibrates equipment, including hemodialysis machines, dialyzer reuse devices and peritoneal dialysis cyclers, at its facility in Walnut Creek, California. Components of the Company's hemodialysis machines are supplied by Fresenius Medical Care as well as other suppliers, and the Company has experienced no difficulties in obtaining sufficient quantities of such components. In connection with the sale and installation of the machines, Company technicians and engineers calibrate the machines and add computer software for record keeping and monitoring.

      The Company owns a 344,000 square-foot facility in Ogden, Utah which operates as a fully integrated manufacturing and research and development facility for polysulfone dialyzers. This facility uses automated equipment for the production of polysulfone dialyzers and sterile solutions in flexible plastic containers. The Company, through Fresenius USA, also purchases dialyzers and polysulfone bundles from Fresenius Medical Care. The Company believes that it is the principal manufacturer of polysulfone dialyzers in the U.S. While the Company obtains the film used in the manufacture of its plastic bags used with its peritoneal solutions from one supplier located in The Netherlands, the Company believes that there are readily available alternative sources of supply for which the FDA could grant expedited approval. The Company also intends to manufacture its own plastic film for peritoneal dialysis solution bags.

      The Company also manufactures dialysis products at additional plants in the U.S. Bloodlines and PD sets are produced at a facility in Reynosa, Mexico, and concentrates are produced at three facilities in the U.S.

      Each step in the manufacture of the Company's products, from the initial processing of raw materials through the final packaging of the completed product, is carried out under controlled quality assurance procedures required by law and under Good Manufacturing Practices ("GMP"), as well as under comprehensive quality management systems, such as the internationally recognized ISO 9000-9004 and CE Mark standards, which are mandated by regulatory authorities in the countries in which the Company operates. The facilities in Ogden, Utah and Reynosa, Mexico received ISO 9001 certification in 1999.

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

      The Company obtains bloodlines under an agreement with Medisystems Corporation whose principal source of bloodlines is a single FDA-approved plant located in Thailand. A new Medisystems agreement was signed in 1999 that provides for Medisystems as a secondary source of supply to the Company's self manufactured blood lines from Reynosa, Mexico. The new agreement has a three year term.

      RESEARCH AND DEVELOPMENT

      Current research and development activities of the Company are primarily conducted through Fresenius Medical Care and are strongly focused on the development of new products, technologies and treatment concepts to optimize the quality of treatment for dialysis patients, and on process technology for the manufacture of the Company's products.

      Fresenius Medical Care intends to continue to maintain its central research and development operations for disposable products, at its St. Wendel facility and for durable products at its facilities in Schweinfurt and Bad Homburg, Germany. It expects that as its dialysis products business continues to expand internationally, research and development activities by its international operations, including the Company, will rely primarily on the research and development activities conducted at St. Wendel, Schweinfurt, and Bad Homburg which will transfer production technology FMC develops to FMC production centers. Local activities focusing on cooperative efforts with those facilities to develop new products and product modifications for local markets. The Company's product development staff works closely with the Fresenius Medical Care research and development group in this regard. Fresenius Medical Care employs approximately 238 persons in research and development (including medical doctors, engineers, technicians and research scientists), and conducts its activities at three locations in Germany (at the St. Wendel facility, the Schweinfurt facility and the Bad Homburg facility), and in Walnut Creek, California and Ogden, Utah. Fresenius Medical Care's research and development expenses were $32 million in 1999.

      The Company seeks to maintain its profile in scientific circles through articles in scientific and medical journals, participation in academic symposia, relationships with scientists and physicians in relevant fields and the organization of scientific meetings and workshops. The Company will continue to establish scientific advisory boards and works with medical and other consultants.

      PATENTS, TRADEMARKS AND LICENSES

      As the owner of or licensee under patents and trademarks throughout the world, Fresenius Medical Care holds rights under more than 855 patents and patent applications relating to dialysis technology in major markets. Patented technologies that relate to dialyzers include polysulfone hollow fiber, in-line sterilization method, and sterile closures for in-line sterilized medical devices. For dialysis machines, patents include, the location for a filter device for sterile filtering dialysate in the dialysis machine circuit, the safety concept for the ultrafiltration device in a dialysis machine used for high flux dialysis, a process for the on-line preparation of substitution fluid in hemodiafiltration machine, conductivity sensor arrangements in the dialysis machine circuit, conductivity sensor devices and mathematical algorithms for using such devices, patents relating to controlled bicarbonate dialysis and patents related to control thermal balance during dialysis. The connector system for the Fresenius Medical Care biBag (TM) has been patented in the U.S. and Europe, while national applications in Japan, Finland, and Norway are still pending. Other pending patents include the new generation of "DIASAFE plus"(R) filters.

      For peritoneal dialysis, Fresenius Medical Care holds rights on the Safe-Lock(R) system. Pending patents include non-PVC film (Biofine(TM)) for general use in intravenous and peritoneal dialysis applications and a special film for a peelable, non-PVC double bag for peritoneal dialysis solutions. Fresenius USA's intellectual property includes the Inpersol(R) trademark and rights to certain manufacturing know-how Fresenius USA obtained from Abbott, and a paid-up non-exclusive global sublicense from Baxter, Inc. to certain CAPD and connector technology.

      The patent family covering Fresenius Medical Care Polysulfone(TM) high flux membranes has been subject to opposition by competitors in Europe and Japan. FMC patents have been upheld in both Europe and Japan. FMC successfully defended an appeal in the European Union, but an appeal by the Japanese opposition is still pending. While Fresenius Medical Care believes that these patents are valid in the relevant jurisdictions, a successful opposition could have a material adverse effect on the Company.

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

      COMPETITION

      The markets in which the Company sells its dialysis products are highly competitive. Among the Company's competitors in the sale of hemodialysis and peritoneal dialysis products are CGH Medical (an affiliate of Gambro AB), Baxter International Inc., Althin CD Medical, Inc. which has been recently acquired by Baxter, Inc., Asahi Medical Co., Ltd., Bellco S.p.A. (a subsidiary of Sorin Biomedica S.p.A.), Bieffe Medital S.p.A., ( an affiliate of Baxter, Inc.), B. Braun Melsungen AG, Nissho Corporation (including Nissho Nipro Corporation Ltd.), Nikkiso Co., Ltd., Terumo Medical Corporation and Toray Medical Co., Ltd. Some the Company's competitors possess greater financial, marketing and research and development resources than the Company.

      The Company believes that in the dialysis product market, companies compete primarily on the basis of product performance, cost-effectiveness, reliability, assurance of supply and service and continued technological innovation. The Company believes its products are highly competitive in all of these areas. Independent dialysis centers and dialysis centers acquired by other product manufacturers may elect to limit or terminate their purchases of the Company's dialysis products in order to avoid purchasing products manufactured by a competitor. The Company believes, however, that customers will continue to consider its long-term customer relationships and reputation for product quality in making product purchasing decisions, and the Company intends to compete vigorously for such customers.

EMPLOYEES

      At December 31, 1999, the Company employed approximately 24,828 employees, including part-time and per diem employees. Such persons are employed by the Company's principal businesses as follows: dialysis treatment and laboratory services, approximately 21,480 employees; and dialysis products, approximately 3,348 employees. Medical Directors of the Company's dialysis centers are retained as independent contractors. Management believes that its relations with its employees are good. Approximately 500, or 2% of the Company's employees are covered by union agreements.

REGULATORY AND LEGAL MATTERS

      REGULATORY OVERVIEW

      The operations of the Company are subject to extensive governmental regulation at the federal, state and local levels regarding the operation of dialysis centers, laboratories and manufacturing facilities, the provision of quality health care for patients, the maintenance of occupational, health, safety and environmental standards and the provision of accurate reporting and billing for governmental payments and/or reimbursement. In addition, some states prohibit ownership of health care providers by for-profit corporations or establish other regulatory barriers to direct ownership by for-profit corporations. In those states, the Company works within the framework of local laws to establish alternative contractual arrangements for the provision of services to those facilities.

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

      The Company must comply with legal and regulatory requirements under which it operates, including the federal Medicare and Medicaid Fraud and Abuse Amendments of 1977, as amended (the "anti-kickback statute"), the federal restrictions on certain physician referrals (commonly known as the "Stark Law") and other fraud and abuse laws and similar state statutes, as well as similar laws in other countries. Moreover, there can be no assurance that applicable laws, or the regulations thereunder, will not be amended, or that enforcement agencies or the courts will not make interpretations inconsistent with those of the Company, any one of which could have a material adverse effect on its business, reputation, financial condition and results of operations of the Company. Sanctions for violations of these statutes may include criminal or civil penalties, such as imprisonment, fines or forfeitures, denial of payments, and suspension or exclusion from the Medicare and Medicaid programs. In the U.S., these laws have been broadly interpreted by a number of courts, and significant government funds and personnel have been devoted to their enforcement because such enforcement has become a high priority for the federal government and some states. The Company, and the health care industry in general, will continue to be subject to extensive federal, state and foreign regulation, the full scope of which cannot be predicted.

      In connection with the Company's settlement of the U.S. government investigation of National Medical Care and certain of its subsidiaries, the Company entered into a corporate integrity agreement with the U.S. government. This agreement requires that the Company staff and maintain a comprehensive compliance program, including a written code of conduct, training program and compliance policies and procedures relating to the areas covered by the U.S. government investigation. The corporate integrity agreement requires annual audits by an independent review organization and periodic reporting to the government. The corporate integrity agreement permits the U.S. government to exclude the Company and its subsidiaries from participation in U.S. federal health care programs if there is a material breach of the agreement that is not cured by the Company within thirty days after the Company receives written notice of the breach.

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

      The approval process is expensive, time consuming and subject to unanticipated delays. The FDA may also prohibit the sale or importation of products, order product recalls or require post-marketing testing and surveillance programs to monitor a product's effects. The Company believes that it has filed for or obtained all necessary approvals for the manufacture and sale of its products in jurisdictions in which those products are currently produced or sold. There can be no assurance that the Company will obtain necessary regulatory approvals or clearances within reasonable time frames, if at all. Any such delay or failure to obtain regulatory approval or clearances could have a materially adverse effect on the business, financial condition and results of operations of the Company. See - "Legal Proceedings - District of New Jersey Investigation" for information about the settlement of a District of New Jersey federal grand jury investigation into NMC's historical activities.

FACILITIES AND OPERATIONAL REGULATION

      The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") subject virtually all clinical laboratory testing facilities, including those of the Company, to the jurisdiction of HHS. CLIA establishes national standards for assuring the quality of laboratories based upon the complexity of testing performed by a laboratory. Certain operations of the Company are also subject it to federal laws governing the repackaging and dispensing of drugs and the maintenance and tracking of certain life sustaining and life-supporting equipment.

      The operations of the Company are subject to various U.S. Department of Transportation, Nuclear Regulatory Commission and Environmental Protection Agency requirements and other federal, state and local hazardous and medical waste disposal laws. As currently in effect, laws governing the disposal of hazardous waste do not classify most of the waste produced in connection with the provision of dialysis, or laboratory services as hazardous, although disposal of nonhazardous medical waste is subject to specific state regulation. However, the Company's laboratory businesses do generate hazardous waste which is subject to specific disposal requirements. The operations of the Company are also subject to various air emission and wastewater discharge regulations.

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

      Some states in which the Company operates have Certificate of Need ("CON") laws that require any person or entity seeking to establish a new health care service or to expand an existing service to apply for and receive an administrative determination that the service is needed. The Company currently operates in 40 states and the District of Columbia and Puerto Rico that have CON laws applicable to dialysis centers. These requirements may provide a barrier to entry to new companies seeking to provide services in these states, but also may constrain the Company's ability to expand its operations in these states.

      REIMBURSEMENT

      Dialysis Services. The Company's dialysis centers provide outpatient hemodialysis treatment and related services for ESRD patients. In addition, some of the Company's centers offer services for the provision of peritoneal dialysis and hemodialysis treatment at home.

      The Medicare program is the primary source of Dialysis Services revenues from dialysis treatment. For example, in 1999, approximately 60% of Dialysis Services revenues resulted from Medicare's ESRD program. As described below, Dialysis Services is reimbursed by the Medicare program in accordance with the Composite Rate for certain products and services rendered at the Company's dialysis centers. As described in the next paragraph, other payment methodologies apply to Medicare reimbursement for other products and services provided at the Company's dialysis centers and for products (such as those sold by the Company) and support services furnished to ESRD patients receiving dialysis treatment at home (such as those of Dialysis Products). Medicare reimbursement rates are fixed in advance and are subject to adjustment from time to time by the U.S. Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable per treatment revenues and allows the Company to retain any profit earned.

      When Medicare assumes responsibility as primary payor (see "Reimbursement -- Coordination of Benefits"), Medicare is responsible for payment of 80% of the Composite Rate set by HCFA for dialysis treatments. The Composite Rate governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Composite Rate consists of labor and nonlabor components with adjustments made for regional wage costs, subject to a national payment floor and ceiling currently ranging from $118 to $141 per treatment, reflecting a 1.2% increase at January 1, 2000, with exceptions based on specified criteria. In certain instances, products sold by Fresenius USA and RPD are included in the non-labor component of the Composite Rate as described below.

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

      Certain items and services that the Company furnishes at its dialysis centers are not included in the Composite Rate and are eligible for separate Medicare reimbursement, typically on the basis of established fee schedule amounts. Such items and services include certain drugs (such as EPO), blood transfusions and certain diagnostic tests. The rate of utilization by the Company's facilities of items and services that are not included in the Composite Rate was a subject of the OIG Investigation. See " -- Legal Proceedings -- Settlement of U.S. Government Investigation."

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

      The patient or third-party insurance payors, including employer-sponsored health insurance plans, commercial insurance carriers and the Medicaid program, are responsible for paying any co-payment amounts for approved services not paid by Medicare (typically the annual deductible and 20% co-insurance), subject to the specific coverage policies of such payors. The extent to which the Company is actually paid the full co-payment amounts depends on the particular responsible party. Each third-party payor, including Medicaid, makes payment under contractual or regulatory reimbursement provisions which may or may not cover the full 20% co-payment or annual deductible. Where the patient has no third-party insurance or the third party insurance does not cover copayment or deductible and is not eligible for Medicaid, the patient is responsible for paying the co-payments or the deductible, which the Company frequently does not collect fully despite reasonable collection efforts. Under an advisory opinion from the Office of the Inspector General, subject to specified conditions, the Company and the other similarly situated providers may make contributions to a non-profit organization that has volunteered to make premium payments for supplemental medical insurance and/or medigap insurance on behalf of indigent ESRD patients, including patients of the Company.

      Laboratory Tests. A substantial portion of SRM's net revenues are derived from Medicare, which pays for clinical laboratory services provided to dialysis patients in two ways.

      First, payment for certain routine tests is included in the Composite Rate paid to the centers. As to such services, the dialysis centers obtain the services from a laboratory and pay the laboratory for such services. In accordance with industry practice, SRM usually provides such testing services under capitation agreements with its customers pursuant to which it bills a fixed amount per patient per month to cover the laboratory tests included in the Composite Rate at the designated frequencies. In October 1994, the OIG issued a special fraud alert in which it stated its view that the industry practice of providing tests covered by the Composite Rate at below fair market value raised issues under the anti-kickback statutes, as such an arrangement with an ESRD facility appeared to be an offer of something of value (Composite Rate tests at below market value) in return for the ordering of additional tests billed directly to Medicare. See " -- Anti-kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws" for a description of this statute. LifeChem's use of capitation rates in billing for tests in the Composite Rate was a subject of the OIG Investigation. See " -- Legal Proceedings -- Settlement of U.S. Government Investigation".

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

      Medicare carriers have aggressively implemented Local Medical Review Policies (LMRPs) limiting the coverage of certain clinical laboratory services to an established list of diagnosis codes supporting medical necessity. These LMRPs set forth medical necessity criteria based on diagnosis coding as well as frequency of service provisions. Provisions in the Balanced Budget Act of 1997, require the Secretary of HHS to adopt uniform coverage and payment policies for laboratory testing by July 1, 1999. The adoption of additional coverage policies would reduce the number of covered services and could materially affect the Company's revenues. Laboratory tests are ordered only by physicians based on the needs of their patients.

      IDPN. Among its other services, SRM administers IDPN to chronic dialysis patients who suffer from gastrointestinal malfunctions. These services are covered by the Medicare program under the Medicare Parenteral and Enteral Nutrition ("PEN") benefit, which requires extensive documentation and individual physician certification of medical necessity for each patient. Treatment by IDPN has been shown to increase the body content of vital, high biologic value proteins like albumin. Deficiency of such proteins has been shown to be associated with substantially higher risk of death, among dialysis patients.

      Under the Company's settlement of the government investigation, the Company will receive $59.2 million in respect of outstanding claims for IDPN therapy, which will be applied to payment of the overall settlement obligation. The remaining $94.3 million of claims was written off. See " -- Legal Proceedings - Settlement of the U.S. Government Investigation".

      SRM has continued to provide IDPN therapy to malnourished dialysis patients. Analyses of data from the Company's PSP database, both internal and as published in peer-reviewed medical journals, indicate that malnutrition measured by a serum albumin value of 3.4 g/dl or less is associated with significantly increased mortality risk in the chronic dialysis population and that IDPN is effective in increasing serum albumin and moderating mortality risk for such malnourished patients. These studies show that when these initial albumin levels were 3.0 g/dl or less, IDPN treatment was accompanied by a 70% improvement in survival. Similarly, when the initial albumin was 3.4 g/dl or less, survival with IDPN treatment was improved by about 15%. IDPN treatment is therefore associated with improved odds of survival at albumin concentration lower than
3.4 g/dl and the amount of improvement increases as albumin concentrates falls. A statistical review conducted in March 1996 suggests that about 5% of dialysis patients suffer from albumin concentration that is 3.0 g/dl or less.

      Under the corporate integrity agreement, the Company agreed to submit claims for payment of IDPN and other PEN therapies in accordance with coverage criteria of the Health Care Financing Administration as in effect from time to time.

      EPO. In 1999, the Office of the Inspector General and the Clinton Administration announced their intention to seek a 10% reduction in Medicare reimbursement for EPO, from $11.00 to $10.00 per 1,000 units, although this proposal was not enacted. Future changes in the EPO reimbursement rate, inclusion of EPO in the Medicare Composite Rate, changes in the typical dosage per administration or increases in the cost of EPO purchased by NMC could adversely affect the Company's business and results of operations, possibly materially.

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

      The U.S. federal government, many states and private third-party insurance payors have made combating health care waste, fraud and abuse one of their highest enforcement priorities, resulting in increasing resources devoted to this problem. Consequently, the OIG and other enforcement authorities are increasing scrutiny of arrangements between physicians and health care providers for possible violations of the anti-kickback statutes or other federal laws. See " -- Legal Proceedings Settlement of the U.S Government Investigation" for information concerning the OIG's investigations of NMC's activities under these provisions.

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

      Prior to the effective date of Stark II, NMC had compensated the substantial majority of its Medical Directors on the basis of a percentage of net pre-tax earnings of the facilities. In response to Stark II, since January 1, 1995, NMC has compensated its Medical Directors on a fixed compensation arrangement intended to comply with the requirements of Stark II. See " -- Legal Proceedings -- OIG Investigation" and " -- Medical Director Compensation."

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

CHANGES IN THE HEALTH CARE INDUSTRY

      Significant changes in the health care industry are occurring as a result of market driven forces that are creating significant downward pressure on reimbursement rates that the Company and its subsidiaries will receive for their services and products. A substantial portion of third-party health insurance is now furnished through some type of managed care plan, including HMOs.

      Managed care plans have increased their market share within the last decade. This trend may continue as a result of the merger and consolidation of providers and payors in the health care industry and as a result of the discussions among members of Congress and the executive branch regarding ways to increase the number of Medicare and Medicaid beneficiaries served through such managed care plans. At the same time, private purchasing cooperatives and the government are attempting to limit premium increases for these plans. In response to this environment, managed care plans have been aggressive in seeking lower reimbursement levels. For some populations, plans have sought to limit their own financial risk by negotiating capitation agreements under which providers assume responsibility for delivering a range of services at a fixed payment amount. If substantially more patients of the Company join managed care plans or if such plans reduce reimbursements or capitate competitor companies, the Company's business and results of operations could be adversely affected, possibly materially.

ITEM 2. PROPERTIES

      The table below describes the Company's principal facilities as of the date hereof.


                                       FLOOR AREA
                                      (APPROXIMATE    CURRENTLY OWNED
     Location                         SQUARE FEET)        OR LEASED                      USE
     --------                         ------------        ---------                       ---
Lexington, Massachusetts                 200,000            leased       Corporate headquarters and administration.

Walnut Creek, California                  85,000            leased       Manufacture of hemodialysis machines and
                                                                         peritoneal dialysis cyclers; research and
                                                                         development.

Ogden, Utah                              334,000            owned        Manufacture polysulfone membranes and dialyzers
                                                                         and peritoneal dialysis solutions; research and
                                                                         development.

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

Reynosa, Mexico                           48,745            leased       Manufacture of bloodlines.


Fremont, California                       72,000            leased       Clinical  laboratory testing

Chicago, Illinois                            670            leased       Clinical laboratory testing

Woodland Hills, California                24,000            leased       Clinical laboratory testing

Rockleigh, New Jersey                     85,000            leased       Clinical laboratory testing

----------

(1)   Land is leased, building is owned.

      The lease on the Walnut Creek facility expires in 2002. The Company leases 21 warehouses throughout the U.S. These warehouses are used as regional distribution centers for the Company's peritoneal dialysis products business. All such warehouses are subject to leases with remaining terms not exceeding seven years. At December 31, 1999, the Company distributed its products through all these 21 warehouse facilities.

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

ITEM 3. LEGAL PROCEEDINGS


      SETTLEMENT OF THE U.S. GOVERNMENT INVESTIGATION

      Since 1995, NMC and certain of its subsidiaries had been the subject of an investigation by the Office of Inspector General of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts and other government authorities concerning possible violation of federal laws, including the anti-kickback statute and the False Claims Act.

      On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements with the U.S. government to settle the matter covered in the government investigations and National Medical Care's claim with respect to approximately $153.5 million of outstanding Medicare accounts receivable for intradialytic parenteral nutrition therapy provided on and before December 31, 1999. The Settlement was approved by the United States District Court for the District of Massachusetts on February 2, 2000.

     Under the settlement agreements, the Company will make a net settlement payment to the U.S. government of approximately $427.1 million. These amounts comprise:

            - an initial payment to the government of approximately $286.4 million paid in February 2000.

            - additional installment payments over the eighteen months totaling approximately $186.3 million; and

            - payments previously made to the government under the government's voluntary disclosure program totaling approximately $13.6 million; less

            - installment payments to be made by the government to the Company over the next eighteen months totaling approximately $59.2 million related to the intradialytic parenteral nutrition therapy accounts receivable claims.

      The government payments bear interest on unpaid amounts at 7.5% per annum. Interest on installment payments to the government will accrue at 6.3% on $51.2 million of the installment payments and at 7.5% annually on the balance of the installment payment, until paid in full. As security for the Company's obligations under the settlement agreement, a $150 million letter of credit that was issued to the government in 1996 has been amended to increase the amount available for drawing under the letter of credit to $189.6 million. The maximum drawing amount will be reduced over time as the Company makes installment principal payments to the government.

      The Company anticipates that the net cash outflow resulting from the settlement agreements will be approximately $265.5 million. This amount reflects the anticipated receipt of the account receivable payment from the government, the tax benefit of a special charge the Company recorded in connection with the settlement, which is discussed below, and the payment terms of the net settlement amount. The Company expects to realize the cash savings of the tax benefit over the next eighteen months.

      The Company believes it will have sufficient cash flows from continued operations and borrowing capacity under its senior credit agreement to make the settlement payment in accordance with the settlement agreement. The Company also believes that following these payments, the Company will continue to have sufficient funds available for both our day-to-day operations and our anticipated growth.

      In anticipation of the settlement, a pre-tax charge totaling $590 million ($412 million net of taxes) was recorded against consolidated earnings in the three month period ended September 30, 1999. The Company recorded an additional charge to earnings of approximately $11 million in the three-month period ended December 31, 1999 to reflect the reduction in anticipated payments from the government for the resolution of the intradialytic parenteral nutrition therapy receivable claims. These charges will cover the payment of the net settlement amount, a $94.3 million write-off of the remaining nutrition therapy accounts receivable, and other related costs.

      In December 1999, the senior credit agreement was amended to enable the Company to continue in compliance with the covenants upon consummation of the settlement.

      The government investigation covered the following areas:

            - NMC's dialysis services business, principally relating to its Medical Director contracts and compensation;

            - NMC's treatment of credit balance resulting from overpayments received under the Medicare, Medicaid, TriCare and other government programs, NMC Medical Products, Inc.'s billing for home dialysis products, and NMC's payment of supplemental medical insurance premiums on behalf of indigent patients;

            - LifeChem, Inc.'s laboratory business, including testing procedures, marketing, customer relationships, competition, overpayments that were received by LifeChem, Inc. from the Medicare program, a 1997 review of dialysis facilities' standing orders, and the provision of discounts on products from NMC Medical Products, Inc, grants, equipment and entertainment to LifeChem, Inc.'s customers;

            - NMC Homecare, Inc.'s intradialytic parenteral nutrition therapy business and, in particular, information concerning utilization of intradialytic parenteral nutrition therapy, documentation of claims and billing practices including various services, equipment and supplies, and payments made to third parties as compensation for administering intradialytic parenteral nutrition therapy; and

            - billing for certain Doppler flow and bio-impedance analysis tests performed in clinical studies.

     As a result of the settlement, National Medical Care's subsidiaries, Lifechem, Inc., NMC Homecare, Inc. and NMC Medical Products, Inc. pled guilty to certain violations of federal law. The plea agreements impose a total of $101 million in federal criminal fines, which have been included in the net settlement amount described above. As a consequence of their guilty pleas, these subsidiaries will be excluded effective March 31, 2000 from further participation in federally funded health care programs, including Medicare, Medicaid and TriCare. The Company believes that these exclusions will not materially interrupt the Company's provision or receipt of payment for the products and services that the excluded subsidiaries provided, because the Company intends to continue to provide these products and services through other subsidiaries, which will continue to be qualified to participate in federal health care programs.

     With the exception of these three guilty pleas, the Company has been advised that the government has declined criminal prosecution of FMC and its subsidiaries, with respect to all aspects of the government investigation and that there is no pending federal criminal investigation of Fresenius Medical Care Holdings. Further, with respect to the settlement, the government has released Fresenius Medical Care Holdings from civil liability for all of the conduct described in the settlement agreements. The government has also advised the Company that, with the limited exception described below, the government has no current investigation and no intention of initiating an investigation in connection with any conduct that has been the subject of the government investigations. The continued effectiveness of these releases is subject to the Company satisfying all payment obligations under the settlement agreements. There have been allegations raised by private parties against the Company, most of which have been previously investigated by the government in the course of the government investigation and resolved without a finding of liability against the Company. The government has reserved the right to investigate elements of these allegations that have not previously been investigated. While there can be no assurance, the Company believes that the resolution of these recent allegations will not have a material adverse impact on the business, financial condition or results of operations.

     "Whistleblower actions" are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public, except by court order. The Company and its subsidiaries may be the subject of other whistleblower actions not known to the Company, or which have not yet been unsealed. The resolution of any such action could have a material adverse impact on our business, financial condition and results of operations.

     With one exception, each of the qui tam or whistleblower actions which serves as the basis for the government investigation have been dismissed as a result of the settlement. The exception is a portion of a qui tam proceeding filed in the United States District Court for the Middle District of Tennessee on December 15, 1994. That action was transferred to the United Stated District Court for the District of Massachusetts in 1995, and disclosed to the Company in September 1999. The portion of this qui tam action that will not be dismissed as a result of the settlement alleges, among other things, that the Company violated the Medicare and Medicaid Anti-kickback Statute by providing discounted hemodialysis products to induce the purchase of laboratory services. In the settlement agreement, the U.
S. government has declined to continue to pursue further the investigation or prosecution of these allegations. The government and the current and former employees who filed this qui tam action, called "relators," offered to dismiss this portion of this qui tam action in connection with the settlement. However, this offer required that the Company grant a full release of all of the Company's claims against the relators, and the Company is unwilling to do so. While there can be no assurance, the Company believe that the resolution of these remaining allegations will not have a material adverse impact on the Company's business, financial condition or results of operations.

      The settlement does not extend to any current or former employees of NMC or its subsidiaries, including those who have been, or may be, indicted in connection with the government investigations.

      In connection with the settlement, the Company entered into an eight-year Corporate Integrity Agreement dated January 18, 2000 with the government. During the term of this agreement, the Company is required, among other things, to ensure that its current compliance program includes, at least the following:

            -     a written code of conduct;

            - compliance training program, compliance policies and procedures relating to the areas covered by the government investigation;

            - screening of employees and others for eligibility to participate in federal health care programs;

            -     annual audits by an independent review organization;

            -     a confidential disclosure program; and

            -     periodic reporting to the government.

      The Corporate Integrity Agreement provides for penalties of up to $2,500 per day for each day during which the Company fails to satisfy its obligations under the agreement. The Corporate Integrity Agreement permits the government to exclude the Company and its subsidiaries from participation in federal health care programs if a material breach of the agreement occurs and is not corrected by the Company within thirty days after the Company receives written notice of the breach. The Company derives approximately 55% of its consolidated revenue from U.S. federal health care benefit programs. Consequently, a material breach by the Company of the Corporate Integrity Agreement that results in the exclusion of the Company or its subsidiaries from continued participation in federal health care programs would have a material adverse effect on its business, financial condition and results of operations.

      The foregoing discussion of the settlement, the settlement agreements, the plea agreements and the Corporate Integrity Agreement describes the material terms of those agreements but is not complete and is qualified in its entirety by reference to the full text of the agreements. These agreements have been filed as exhibits to the Company's periodic reports to the Securities and Exchange Commission, and may be obtained from the Securities and Exchange Commission as described under "Where You Can Find More Information."


      OTHER LEGAL PROCEEDINGS

      DISTRICT OF NEW JERSEY INVESTIGATION

      NMC had received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC cooperated with this investigation and provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney's Office for the District of New Jersey indicating that it was the target of a federal grand jury investigation into possible violation of criminal law in connection with its efforts to persuade the Food and Drug Administration to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute National Medical Care with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC also produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. Pursuant to a plea agreement entered into with the U.S. Attorney for the District of New Jersey and the Food and Drug Administration, NMC's subsidiary, NMC Medical Products, Inc. in December 1999 pled guilty to two misdemeanor violations of the Federal Food, Drug and Cosmetic Act, and agreed to pay the U.S government $3.8 million. The U.S. District Court for the District of New Jersey approved the terms of the plea agreement and the judgement has been satisfied by payment of the $3.8 million. Under the terms of the plea agreement, NMC Medical Products has been released, together with NMC and its related entities and their present officers, directors and employees, from any further civil or criminal liability with respect to all matters investigated by the U.S. Attorney's Office for the District of New Jersey, including the matters described above, or arising out of Food and Drug Administration inspection of NMC Medical Products' facilities prior to October 20, 1995. The $3.8 million paid in January 2000 pursuant to this agreement does not constitute part of the $427.1 million in net payments relating to the settlement of the U.S. government investigation.


      COMMERCIAL INSURER LITIGATION

In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York. Based in large part on information contained in prior reports filed by the Company with the Securities and Exchange Commission, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. The amended complaint seeks unspecified damages and costs. In February 2000, the Company was served with a similar complaint filed by Connecticut General Life Insurance Company, Equitable Life Assurance Society of the United States, Cigna Employee Benefits Services, Inc. and Guardian Life Insurance Company of America, Inc. (Connecticut General Life Insurance Company et al v. National Medical Care et al, 00-Civ-0932) seeking unspecified damages and costs. However, the Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend both lawsuits. Other private payors have contacted the Company and may assert that NMC received excess payment and similarly, may join either lawsuit or file their own lawsuit seeking reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition and result of operations.

      In May 1999, the Company filed counterclaims against Aetna Life Insurance Company and Aetna U.S. Healthcare, Inc. based on inappropriate claim denials and delays in claim payments. The Company is investigating similar counterclaims against other private payors that have filed a complaint or contacted them. An adverse result of these litigations could have a material adverse effect on the Company's business, financial position and result of operations. The settlement of the U.S. government investigations does not resolve these proceedings and claims.

      The ultimate outcome and impact on the Company of these proceedings cannot be predicted at this time.


      OBRA 93

      The Omnibus Budget Reconciliation Act of 1993 affected the payment of benefits under Medicare and employer health plans for dual-eligible ESRD patients. In July 1994, the Health Care Financing Administration issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by that act would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, patients' employer health plans were responsible for payment, which was generally at rates higher than those provided under Medicare.

    In April 1995, the Health Care Financing Administration issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. The Health Care Financing Administration further proposed that its new instruction be effective retroactive to August 1993, the effective date off the Omnibus Budget Reconciliation Act of 1993.

      NMC ceased to recognize the incremental revenue realized under the original instruction as of July 1, 1995, but it continued to bill employer health plans as primary payors for patients affected by the Omnibus Budget Reconciliation Act of 1993 through December 31, 1995. As of January 1, 1996, NMC commenced billing Medicare as primary payor for dual eligible ESRD patients affected by the act, and then began to re-bill in compliance with the revised policy for services rendered between April 24 and December 31, 1995.

      On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No.95-

0860 (WBB) seeking to preclude the Health Care Financing Administration from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude the Health Care Financing Administration from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that the Health Care Financing Administration's retroactive application of the April 1995 rule was legally invalid. The Health Care Financing Administration cross-moved for summary judgment on the grounds that April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding the Health Care Financing Administration's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined the Health Care Financing Administration from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on the Health Care Financing Administration's motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgment requesting that the Court declare the Health Care Financing Administration's prospective application of the April 1995 rule invalid and permanently enjoin Health Care Financing Administration from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Health Care Financing Administration elected not to appeal the Court's June 1995 and January 1998 orders. The Health Care Financing Administration may, however, appeal all rulings at the conclusion of the litigation. If the Health Care Financing Administration should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under the Health Care Financing Administration's original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected. The settlement of the U.S. government investigation does not resolve these proceedings and claims.

      ADMINISTRATION APPEALS

      NMC and its subsidiaries regularly purse various administrative appeals relating to reimbursement issues in connection with their dialysis facilities. One such appeal consists of a challenge to the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities. In 1998, the U.S. Court of Appeals for the District of Columbia ruled favorably in connection with the bad debt issue, holding that the Secretary of Health and Human Services had not adequately justified the bad debt regulation, and ruling that the government's order adopting the rule was arbitrary and capricious. The Court of Appeals remanded the matter to the Secretary to provide a more adequate explanation of the bad debt cap or to abandon it. Subsequently, the Court modified its holding to continue the bad debt regulation in effect pending remand and, the Company has revised its estimate of recoveries for the previously disallowed bad debt expense associated with the regulation. The Company has reached an agreement with the Department of Health and Human Services with respect to certain material terms to resolve this matter in June 1999. Pursuant to the agreement the Health Care Financing Administration paid the Company $20.9 million in February 2000.


      STATE OF FLORIDA

      In October 1999, NMC received an Antitrust Civil Investigative Demand ("CID") from the Attorney General of the State of Florida ("Florida AG") . The CID was issued by the Florida AG in the course of an investigation to determine whether there is, has been, or may be a violation of federal and Florida laws resulting from the possible monopolization of, or the entering into agreement in restraint of, trade relating to the provision of dialysis products and services in Florida.

      The Company is cooperating with the Florida AG's investigation by providing documents and other information to them. The impact of this investigation on the business and financial condition, if any, cannot be determined at this time.



      OTHER LITIGATION AND POTENTIAL EXPOSURES

      In recent years, physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging professional negligence, malpractice, product liability, worker's compensation or related claims, many of which involve large claims and significant defense costs. The Company has been subject to these suits due to the nature of its business and expects lawsuits of those types to continue from time to time. Although the Company maintains insurance at a level which is believed to be prudent, the Company cannot assure that the coverage limits will be adequate or that all asserted claims will be covered by insurance. In Addition, there can be no assurance that liability insurance will continue to be available at acceptable costs. A successful claim against the Company or any of its subsidiaries in excess of insurance coverage could have a material adverse effect on the results of our operations.

      The Company operates a large number and wide variety of facilities throughout the U.S. In such a decentralized system it is often difficult to maintain the desired level of oversight and control over the thousand of individuals employed by many affiliated companies. The Company relies upon management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. However, on occasion, the Company has identified instances where employees, deliberately or inadvertently, have submitted inadequate or false billing while employed by an affiliated company. The illegal action of such persons my subject the Company to liability under the False Claims Act, among other laws, and the Company cannot predict whether such law enforcement authorities may use such information to initiate further investigations of the business practice disclosed or any of our other business activities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Annual Meeting. The Company held its annual meeting of shareholders on December 17, 1999 (the "Meeting").

      (b) Election of Directors. At the Meeting, the shareholders elected Ben J. Lipps, Jerry A. Schneider and Roger G. Stoll as directors of the Company for a one-year term. Holders of shares representing 90,000,071 votes voted in favor of the election of Messrs. Lipps, Schneider and Stoll to the Board of Directors. There were no votes against such elections. There were no abstentions and no broker non-votes.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All of the Company's common stock is held by Fresenius Medical Care. The NMC Credit Facilities and the indentures pertaining to the Senior Subordinated Notes of Fresenius Medical Care and one of its subsidiaries impose certain limits on the Company's payment of dividends. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations".

CLASS D SPECIAL DIVIDEND PREFERRED STOCK

      Shares of the Company's Class D Special Dividend Preferred Stock (the "Class D Preferred shares") were distributed to stockholders of W.R. Grace & Co. ("Grace") as part of the 1996 reorganization involving Grace and Fresenius Medical Care. The holders of the Class D Preferred shares may be entitled to receive a special dividend (the "Special Dividend") only upon Fresenius Medical Care's achievement of certain financial performance targets that have not yet been, and may never be, fulfilled. The holders of the Class D Preferred shares are not entitled to receive any other dividends or payments from the Company or Fresenius Medical Care other than the Special Dividend which is payable, if at all, commencing in October 2002.

      The Company's Class D Preferred shares are redeemable at the sole option and election of the Company. The Company is not obligated to redeem its Class D Preferred shares.

      The preceding is merely an abbreviated description of certain of the terms of the Class D Preferred Shares and the related Special Dividend and is qualified in its entirety by reference to the full text of the terms of the Class D Preferred shares, which are set forth in the Company's Certificate of Incorporation which has been filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1996 and is also on file with the New York Department of State -- Corporations Division.

ITEM 6. SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
(Dollars in Millions, Except Shares and Per                    1999             1998             1997
Share  Data)                                                 --------         --------         --------
Statement of Operations Data
Continuing Operations
   Net sales                                                 $  2,815         $  2,571         $  2,166
   Cost of Sales                                                1,880            1,707            1,456
                                                             --------         --------         --------
   Gross Profit                                                   935              864              710
   Selling, general and administrative and research
   and development                                                540              529              452
   Special charge for settlement of investigation and
   related costs                                                  601               --               --
                                                             --------         --------         --------
   Operating income (loss)                                       (206)             335              258
   Interest expense (net)                                         202              209              178
                                                             --------         --------         --------
   Income (loss) from continuing operations before
   income taxes and cumulative effect of
   changes in accounting for start up costs                      (408)             126               80
   Income tax (benefit) expense                                   (81)              74               46
                                                             --------         --------         --------
   Income  (loss) from continuing operations before
   cumulative effect of change in accounting
   for start  up costs                                       $   (327)        $     52         $     34
                                                             --------         --------         --------

Discontinued Operations
   Loss from discontinued operations, net of
   income taxes                                                    --               (9)             (14)
   Loss on disposal of discontinued operations,
   net of income tax benefit                                       --              (97)              --
                                                             --------         --------         --------
   Loss from discontinued operations                               --             (106)             (14)
                                                             --------         --------         --------
Cumulative effect of change in accounting for
start up costs, net of tax benefit                                 --               (5)              --
                                                             --------         --------         --------
   Net income (loss)                                         $   (327)        $    (59)        $     20
                                                             ========         ========         ========

Net Income Per Common and Common Equivalent Share:

       Continuing Operations                                 $  (3.64)        $   0.57         $   0.37
       Discontinued Operations                                     --            (1.18)           (0.15)
       Cumulative effect of accounting change                      --            (0.05)              --
       Net Income                                               (3.64)           (0.66)            0.22

Weighted average number of shares of
    common stock and common stock equivalents:
       Primary (000's)                                         90,000           90,000           90,000


                                                                         AT DECEMBER 31,
                                                             --------------------------------------
                                                               1999            1998           1997
                                                             -------         -------        -------
Balance Sheet Data:
   Working capital                                           $  (456)        $   294        $   394
   Total assets                                                4,645           4,613          4,771
   Total long term debt and capital lease obligations            616           1,014          1,622
   Stockholders' equity                                        1,622           1,949          1,987

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

      The Company derives a significant portion of its net revenues from Medicare, Medicaid and other government health care programs (approximately 55% in 1999). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO, and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

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

SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

      Since 1995, National Medical Care, Inc. ("NMC"), a subsidiary of the Company and certain of NMC's subsidiaries had been the subject of an investigation (the "OIG Investigation") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback status and the False Claims Act.

      On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government (the "Government") to settle (i) the matters covered in the OIG Investigation and (ii) NMC's claim with respect to approximately $153.5 million of outstanding Medicare receivables for nutrition therapy rendered on or before December 31, 1999 (collectively, the "Settlement"). The Settlement was approved by the United States District Court for the District of Massachusetts on February 2, 2000. See "Legal Proceedings - Settlement of the U.S. Government Investigation", "Notes to Consolidated Financial Statements - Note 7, Special Charge for Settlement of Investigation and Related Costs", "Note 8- Discontinued Operations" and "Note 16. - Commitments and Contingencies - Legal Proceedings - Settlement of U.S. Government Investigation".

      In connection with this Settlement, the Company entered into a corporate integrity agreement with the U.S. Government. This agreement requires that the Company staff and maintain a comprehensive compliance program, including a written code of conduct, training programs and compliance policies and procedures relating to the areas covered by the U.S. government investigation. The corporate integrity agreement also requires annual audits by an independent review organization and periodic reporting to the government. The corporate integrity agreement permits the U.S. government to exclude the Company and its subsidiaries from participation in U.S. federal health care programs if there is a material breach of the agreement that is not cured by the Company within thirty days after the Company receives written notice of the breach.., A material breach by the Company of the corporate integrity agreement that results in the exclusion of the Company or its subsidiaries from continued participation in those programs would have a material adverse effect on our business, financial condition and results of operations.

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

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                                 (DOLLARS IN MILLIONS)
                                                                         1999            1998            1997
                                                                       -------         -------         -------
            NET REVENUES
               Dialysis Services ..............................        $ 2,339         $ 2,116         $ 1,755
               Dialysis Products ..............................            707             662             630
               Intercompany Eliminations ......................           (231)           (207)           (219)
                                                                       -------         -------         -------
            Total Net Revenues ................................        $ 2,815         $ 2,571         $ 2,166
                                                                       =======         =======         =======

            Operating Earnings:
               Dialysis Services ..............................        $   386         $   344         $   266
               Dialysis Products ..............................            126             103              66
                                                                       -------         -------         -------
            Total Operating Earnings ..........................            512             447             332
                                                                       -------         -------         -------

            Other Expenses:
               General Corporate ..............................        $   113         $   108         $    70
               Research & Development .........................              4               4               4
               Interest Expense, Net ..........................            202             209             178
               Special Charge for OIG Settlement ..............            601              --              --
                                                                       -------         -------         -------
            Total Other Expenses ..............................            920             321             252
                                                                       -------         -------         -------

            Earnings (Loss) Before Income Taxes and
               cumulative  effect of change
               in accounting for start up costs ...............           (408)            126              80
            Provision for Income Taxes ........................            (81)             74              46
                                                                       -------         -------         -------
            Net earnings loss from continuing operations before
            cumulative effect of change in accounting for
            start up costs ....................................        $  (327)        $    52         $    34
                                                                       -------         -------         -------


            Discontinued Operations:
               Net Revenues ...................................        $    --         $   121         $   283
                                                                       =======         =======         =======

               Loss before income taxes .......................             --             (14)            (21)
               Benefit  for income Taxes ......................             --              (5)             (7)
                                                                       -------         -------         -------
               Loss from operations ...........................             --              (9)            (14)
                                                                       -------         -------         -------

               Loss on disposal before income taxes ...........             --            (140)             --
               Income tax benefit .............................             --             (43)             --
                                                                       -------         -------         -------
               Loss on disposal ...............................             --             (97)             --
                                                                       -------         -------         -------

            Total Loss on Discontinued Operations .............        $    --         $  (106)        $   (14)
                                                                       =======         =======         =======

            Cumulative effect of change in accounting for start
               up costs, net of tax benefits ..................             --              (5)             --
                                                                       -------         -------         -------
            Net Income/(loss) .................................        $  (327)        $   (59)        $    20
                                                                       =======         =======         =======

1999 COMPARED TO 1998

      Net revenues from continuing operations for 1999 increased by 10% ($244 million) over 1998. Net earnings from continuing operations for 1999 decreased ($379 million) over 1998 as a result of the special charge for settlement of investigation and related costs ($419 million, after income taxes) and increases to general corporate expenses, partially offset by increased operating earnings.

      DIALYSIS SERVICES

      Dialysis Services net revenues for 1999 increased by 11% ($223 million) over 1998, primarily as a result of a 8% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor
(MSP) provision, higher EPO utilization relative to the comparable 1998 period, partially offset by decreased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1998 and 1999 acquisitions. The laboratory testing revenue decrease was primarily due to lower testing volume as competitors continue to consolidate lab activity.

      Dialysis Services operating earnings for 1999 increased by 12% ($42 million) over the comparable period of 1998 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization, and the decrease in the provision for doubtful accounts, partially offset by decreased operating earnings in laboratory testing. The provision for doubtful accounts decreased due to revisions of estimates for bad debt cost report recoveries. These recoveries include the result of the Company's successful challenge of the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities in those years. Accordingly, the Company has revised its estimate of recoveries for the previously disallowed bad debt expense associated with this regulation during the year.


      DIALYSIS PRODUCTS

      Dialysis Products net revenues for 1999 increased by 7% ($45 million) over the comparable period of 1998. This is due to increased sales of dialyzers ($26 million), machines ($9 million), concentrates ($9 million), bloodlines ($1 million), and other products ($19 million), partially offset by decrease sales of peritoneal products ($19 million).

      Dialysis Products operating earnings for 1999 increased by 22% ($23 million) over 1998. This is primarily due to revenue growth and improvements in gross margin resulting from manufacturing efficiencies from increased production volume, partially offset by increased freight and distribution costs.

      SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

      Since 1995, National Medical Care, Inc. ("NMC"), a subsidiary of Fresenius Medical Care Holdings, Inc. (the "Company"), and certain of NMC's subsidiaries had been the subject of an investigation (the "OIG Investigation") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback statute and the False Claims Act.

      On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government (the "Government") to settle (i) the matters covered in the OIG Investigation and (ii) NMC's claims with respect to approximately $153.5 million of outstanding Medicare receivables for nutrition therapy rendered on or before December 31, 1999 (collectively, the "Settlement"). The Settlement was approved by the United States District Court for the District of Massachusetts on February 2, 2000.

      In anticipation of the Settlement, the Company recorded a special pre-tax charge against its consolidated earnings in 1999 totaling $601 million ($419 million after tax). This special pre-tax charge includes (i) a charge of $486.3 million for settlement payment obligations to the Government, (ii) a $94.3 million write-off of the remaining receivables described above, and (iii) a reserve for other related costs of $20.4 million. The settlement payment obligations to the Government and the amounts due to the Company for the outstanding Medicare receivables have been classified in the balance sheet at their expected settlement dates. See Note 16 - "Commitments and Contingencies - Legal Proceedings.

      OTHER EXPENSES

      The Company's other expenses for 1999 decreased by 1% ($2 million) over the comparable period of 1998. General corporate expenses increased by $5 million due to increases in casualty and insurance expenses. Interest expense decreased by $7 million primarily due to the reduction of the Company's funded debt.

      INCOME TAXES

      The Company has recorded an income tax benefit of $81 million for 1999 as compared to an income tax provision of $74 million in 1998. The income tax benefit in 1999 is lower than the statutory tax rate primarily due to the tax effect of the special charge for the Settlement and related costs. The provision for income taxes in 1998 is higher than the statutory tax rate primarily due to the non-deductible merger goodwill.

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

      DIALYSIS SERVICES

      Dialysis Services net revenues for 1998 increased by 21% ($361 million) over 1997, primarily as a result of a 14% increase in the number of treatments provided, the beneficial impact of the extension of the Medicare Secondary Payor
(MSP) provision, higher EPO utilization relative to the comparable 1997 period and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1997 and 1998 acquisitions. The laboratory testing revenue increase was primarily due to the full year revenue impact of Spectra Laboratories acquired by the Company in June 1997, partially offset by the decreased number of patients of other dialysis providers serviced by the Company, during the third and fourth quarter of 1998, as competitors consolidate lab activity.

      Dialysis Services operating earnings for 1998 increased by 29% ($78 million) over the comparable period of 1997 primarily due to the increase in treatment volume, the beneficial impact of the extension of the MSP provision and higher EPO utilization.

      DIALYSIS PRODUCTS

      Dialysis Products net revenues for 1998 increased by 5% ($32 million) over the comparable period of 1997. This is due to increased sales of dialyzers ($26 million), machines ($13 million), concentrates ($5 million), partially offset by decreased sales of bloodlines ($3 million), peritoneal products ($3 million), and other products ($6 million).

      Dialysis Products operating earnings for 1998 increased by 56% ($37 million) over 1997. This is primarily due to revenue growth and improvements in gross margin resulting from manufacturing efficiencies from increased production volume.

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

      DISCONTINUED OPERATIONS

      Effective June 1, 1998, the Company classified its non-renal diagnostic services business ("Non-Renal Diagnostic Services") and homecare business ("Homecare") as discontinued operations. The Company disposed of its Non-Renal Diagnostic Services division and its Homecare division on June 26, 1998 and July 29, 1998, respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN. The Company recorded a net after tax loss of $97 million in 1998 on the sale of these businesses. The net loss on the disposal of these businesses and their results of operations have been accounted for as discontinued operations.

      IDPN receivables of $153.5 million, that had been included in net assets of discontinued operations were resolved as part of the Settlement Agreements with the Government as part of the OIG Investigation. As a result, a $94.3 million write-off was taken against these receivables. The remaining receivables have been reclassified to other current and non-current IDPN receivables on the balance sheet and will be collected from the Government over the next eighteen months according to terms under the Settlement Agreement. See Note 7 - "Special Charge for Settlement of Investigation and Related Costs" and Note 16 - "Commitments and Contingencies - Legal Proceedings.

Operating results of discontinued operations are presented below:

      Discontinued Operations - Results of Operations

      The revenues and results of operations of the discontinued operations of Non Renal Diagnostic Services and Homecare divisions were as follows:

                                                                         TWELVE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                     ---------------------------
                                                                        1998              1997
                                                                     ---------         ---------
            NET REVENUES ....................................        $ 120,940         $ 283,006
                                                                     ---------         ---------

            Loss from operations before income tax benefit ..          (14,212)          (21,001)
            Income tax benefit ..............................           (5,543)           (7,218)
                                                                     ---------         ---------
            Loss from operations ............................           (8,669)          (13,783)
                                                                     ---------         ---------

            Loss on disposal before income tax benefit ......         (140,000)               --
            Income tax benefit ..............................          (42,772)               --
                                                                     ---------         ---------
            Loss on disposal ................................          (97,228)               --
                                                                     ---------         ---------

            Loss from discontinued operations ...............         (105,897)          (13,783)
                                                                     =========         =========

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements, including, to a limited extent, acquisitions, have historically been funded by cash generated from operations. Cash generated from continued operations was $253 million, $212 million, and $127 million for the years 1999, 1998 and 1997, respectively. These increases are primarily due to the Company's improved profit levels as well as working capital improvements.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      Net cash flows provided by operating activities of continued operations totaled $253 million in 1999 compared to $212 million in 1998. Cash on hand was $13 million at December 31, 1999 compared to $7 million at December 31, 1998.

      On January 18, 2000 the Company reached a final settlement agreement with respect to the U.S. government investigation. The settlement requires net settlement payments totaling approximately $427 million, of which $14 million had previously been paid. The Company paid another $286 million after court approval of the settlement and will pay an additional $186 million over the next 18 months. As part of the Settlement, the Company will receive $59 million over the next 18 months from the U.S. government against receivable claims of $153 million for intradialytic parenteral nutrition therapy rendered on or before December 31, 1999. The Company has amended the letter of credit that was given to the government in 1996 from $150 million to $190 million which will be reduced over a period of time as we make installment payments to the government.

      The net cash obligations of the Company, related to the special charge are anticipated to approximate $266 million. This amount reflects the special charge of $601 million reduced for the resolution of the Company's intradialytic parenteral nutrition receivable claims of approximately $153 million, and the estimated cash savings for the tax effect of the special charge of $182 million. The cash savings of the tax benefit are expected to be realized over time in relation to the cash outflows of the settlement payment obligations to the government and expenditures for other related costs.

      The Company believes that it will have sufficient cash flows from continued operations and borrowing capacity under its revolving credit facility to make the payments required by the settlement agreement. The Company also believes that following such payments, it will have sufficient funds available for both its day to day operations and its anticipated growth.

      In December 1999, the Company and the lenders under the senior credit facility, amended certain covenants in the senior credit facility to accommodate our obligations under the settlement agreements and to enable the Company to continue in compliance with the financial covenants upon consummation of the Settlement.

      If cash flows from operations or availability under existing banking arrangements fall below expectations, or if the company is unsuccessful in amending its existing banking agreements, the Company may be required to consider other alternatives to maintain sufficient liquidity.

      Net cash flows used in investing activities of continued operations totaled $147 million in 1999 compared to $162 million in 1998. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations. Acquisitions totaled $65 million and $170 million in 1999 and 1998, respectively net of cash acquired. Capital expenditures of $81 million and $75 million were made for internal expansion, improvements, new furnishings and equipment in 1999 and 1998, respectively. The Company intends to continue to enhance its presence in the U.S. by focusing its expansion on the acquisition of individual or small groups of clinics, expansion of existing clinics, and opening of new clinics.

      Net cash flows used in financing activities of continued operations totaled $96 million in 1999 compared to $35 million in 1998. Due to the improvement in cash flow from operations, the Company was able to reduce its total borrowings in 1999 by approximately $97 million. In 1998, the Company funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt, proceeds from a receivable financing facility, and proceeds from the sale of the Non-Renal Diagnostics and Homecare divisions. Additionally in 1998, acquisitions were also funded through the issuance of investment securities by Fresenius Medical Care Finance, S.A., a Luxembourg subsidiary of FMC ("FMC Finance"). In exchange for such financing, an intercompany account was established between FMC Finance and the Company with payables due to FMC Finance of $42 million at December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      Net cash flows provided by operating activities of continued operations totaled $212 million in 1998 compared to $127 million in 1997. Cash on hand was $7 million at December 31, 1998 compared to $13 million at December 31, 1997.

      Net cash flows used in investing activities of continued operations totaled $162 million in 1998 compared to $608 million in 1997. The Company made acquisitions totaling $170 million and $474 million in 1998 and 1997, respectively net of cash acquired. Capital expenditures were made for internal expansion, improvements, new furnishings and equipment of $75 million, and $134 million 1998 and 1997, respectively. The Company capitalized on the continuing shift in the U.S. from physician-owned and hospital based dialysis clinics to multi-center providers by acquiring existing dialysis centers and the establishment of new or expanded centers and, accordingly, will require significant capital resources to pursue its growth strategy in the dialysis marketplace. The Company may also make other strategic acquisitions in the future.

      Net cash flows used in financing activities of continued operations totaled $35 million in 1998 compared to net cash provided by of $538 million in 1997. During 1998 and 1997, the Company funded its acquisitions and capital expenditures primarily through proceeds from external short and long-term debt and the proceeds from the receivable financing facility and proceeds from the sale of the Non Renal Diagnostics and Homecare divisions. In addition, acquisitions were also funded through the issuance of investment securities by Fresenius Medical Care Finance, S.A., a Luxembourg subsidiary of FMC ("FMC Finance"). In exchange for such financing, an intercompany account was established between FMC Finance and the Company with payables due to FMC Finance of $42 million and $67 million for 1998 and 1997, respectively.

      Effective July 1, 1995, the Company ceased to recognize the incremental revenue provided under HCFA's initial instruction under OBRA 93, although it continued to bill private third-party payors for these amounts through December 31, 1995. The Company began billing Medicare as the primary payor for the dual eligible ESRD patients affected by OBRA 93 effective January 1, 1996. If HCFA's revised instruction under OBRA 93 is permanently enjoined on a prospective basis, or if such revised instruction is sustained but given an effective date of later than June 30, 1995, the Company may be able to rebill such services to third-party payors and, as a result, the Company's future results of operations and financial position would be favorably affected by the incremental revenue that the Company would recognize. For further discussion see Notes to Consolidated Financial Statements - Note 16, "Commitments and Contingencies - Omnibus Budget Reconciliation Act of 1993".

CONTINGENCIES

      The Company is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 is seeking to change a proposed revision to IDPN coverage policies, and is a defendant in significant commercial insurance litigation. An adverse outcome in any of these matters, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the significant complexities and uncertainties associated with these proceedings, neither an estimate of the possible loss or range of loss the Company may incur in respect of such matters nor a reserve based on any such estimate can be reasonably made. See Item 3 - "Legal Proceedings" and Notes to Consolidated Financial Statements - Note 16, "Commitments and Contingencies".

     The Company believes that its existing credit facilities, cash generated from operations and other current sources of financing are sufficient to meet its foreseeable needs. If cash flows from operations or availability under existing banking arrangements fall below expectations, the Company may be required to consider other alternatives to maintain sufficient liquidity. There can be no assurance that the Company will be able to do so on satisfactory terms, if at all. See Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amended the effective date of SFAS No. 133. The amended SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

 YEAR 2000 ISSUES

         The year 2000 problem developed as a result of computer software programs using two digits rather than four to define the applicable years. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. These programs are present in software applications running on desktop computers and network services. These programs are also presented in microchips and microcontrollers incorporated into equipment. Some of our computer hardware and software, building infrastructure components, such as alarm systems, HVAC systems, etc. and medical devices that are date sensitive may contain programs with susceptibility to the year 2000 problem. Investigation and, if found, correction of the program was necessary to avoid computer system and program failures or equipment and medical devise malfunctions or miscalculations that could result in a disruption of business operations, billing and reimbursement breakdowns or affect patient treatment. We believe that our competitors faced a similar risk. We engaged in extensive preparation of the year 2000 changeover. As a result of this preparation, our business operations continued normally and without disruption at the commencement of the year 2000.

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

      The Company enters into foreign exchange contracts that are designated as, and effective as, hedges for firmly committed purchases. Also, since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to synthetically change certain variable-rate debt obligations to fixed-rate obligations, as well as options to mitigate the impact of interest rate fluctuations.

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

     At December 31, 1999, the fair value of the Company's interest rate agreements, including both swaps and a collar, is approximately $9.2 million. The table below presents information on the Company's significant debt obligations, some of which are subject to interest rate changes, and the interest rate protection agreements used to hedge both long-term and short-term obligations.

                             INTEREST RATE EXPOSURE
                                DECEMBER 31, 1999
                                   (MILLIONS)


                                                  2000       2001       2002       2003    Thereafter   Totals
                                                  ----       ----       ----       ----    ----------   ------
Principal Payments Due on NMC Credit Facility     $139       $150       $150       $299                 $ 738
    Variable Interest Rate = 7.41%

Borrowings from Affiliates
    Variable Interest Rate = 5.80% - 7.44%        $373                                                  $ 373
    Fixed Interest Rate = 9.25%                                                               $351      $ 351
    Fixed Interest Rate = 8.43%                                                               $436      $ 436

Interest Rate Agreements (notional amounts)       $850                             $500       $250      $1,600
    Average Fixed Pay Rate = 6.43%                6.37%                            6.60%      6.12%
    Receive Rate = 3-Month LIBOR

      At December 31, 1999, the fair value of the Company's foreign exchange contracts, including both forward agreements and a collar, is approximately ($3.8 million). The Company had outstanding contracts covering the purchase of
52.0 million Euros ("EUR") at an average contract price of $1.0948 per EUR, for delivery between January 2000 and May 2001.

      The Company's hedging strategy vis-a-vis the above-mentioned market risks has not changed significantly from 1998 to 1999. As mentioned in a prior section, the Company does not believe the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in the year 2000 will have a material impact on its hedging strategy or the consolidated financial statements. For additional information, see also "Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies - Derivative Financial Instruments" and "Notes to Consolidated Financial Statements - Note 15. Financial Instruments".



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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In accordance with General Instruction G. (3) to Form 10-K, the information required by Part III is incorporated by reference to the Company's definitive information statement to be filed by April 30, 2000.


                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Index to Consolidated Financial Statements

The following consolidated financial statements are filed with this report:

         Report of Independent Auditors.

         Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997.

         Consolidated Balance Sheets as of December 31, 1999 and 1998.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Changes in Equity for the Years Ended December 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

       The Company is a majority-owned subsidiary of Fresenius Medical Care AG. The operating results and other financial information of the Company included in this report are not necessarily indicative of the operating results and financial condition of Fresenius Medical Care AG at the dates or for the periods presented herein. Users of the Company's financial statements wishing to obtain financial and other information regarding Fresenius Medical Care AG should consult the Annual Report on Form 20-F of Fresenius Medical Care AG, which will be filed with the Securities and Exchange Commission and the New York Stock Exchange.

         (b) Reports on Form 8-K.

                            On January 21, 2000, the Company filed a report on Form 8-K with respect to the Company's settlement of the OIG Investigation with the United States Government.

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

Exhibit 4.10      Amendment No. 8 dated as of June 30, 1999 to the Credit
                  Agreement dated as of September 27, 1996 among National
                  Medical Care, Inc. and Certain Subsidiaries and Affiliates, as
                  Borrowers, Certain Subsidiaries and Affiliates Guarantors, the
                  Lenders named therein, NationsBank, N.A. as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, Dresdner
                  Bank A.G. and NationsBank, N.A. as Managing Agent (filed herewith).

Exhibit 4.11      Amendment No. 9 dated as of December 15, 1999 to the Credit
                  Agreement dated as of September 27, 1996 among National
                  Medical Care, Inc. and Certain Subsidiaries and Affiliates, as
                  Borrowers, Certain Subsidiaries and Affiliates Guarantors, the
                  Lenders named therein, NationsBank, N.A. as paying agent and the Bank of Nova Scotia, the Chase Manhattan Bank, Dresdner
                  Bank A.G. and NationsBank, N.A. as Managing Agent (filed herewith).


Exhibit 4.12 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 4.13      Senior Subordinated Indenture dated November 27, 1996, among
                  Fresenius Medical Care AG, State Street Bank and Trust
                  Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.14 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust
                  Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008
                  (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.15 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State
                  Street Bank and Trust Company as Trustee and Fresenius Medical
                  Care Holdings, Inc., and Fresenius Medical Care AG, as
                  Guarantors with respect to the issuance of 7 3/8% Senior
                  Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March
                  23, 1998).

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

Exhibit 10.4 Primary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form
                  S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.5 Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's Registration Statement on Form
                  S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.6      Receivables Purchase Agreement dated August 28, 1997 between
                  National Medical Care, Inc. and NMC Funding Corporation
                  (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.7      Amendment dated as of September 28, 1998 to the Receivables
                  Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical
                  Care, Inc., as Seller (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12,
                  1998).

Exhibit 10.8 Amended and Restated Transfer and Administration Agreement dated as September 27, 1999 among Compass US Acquisition, LLC
                  NMC Funding Corporation, National Medical Care, Inc.,
                  Enterprise Funding Corporation, the Bank Investors listed therein Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, as an administrative agent (filed herewith).

Exhibit 10.9      Employment agreement dated January 1, 1992 by and between Ben
                  J. Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA,
                  Inc., for the year ended December 31, 1992).

Exhibit 10.10     Modification to FUSA Employment Agreement effective as of
                  January 1, 1998 by and between Ben J. Lipps and Fresenius
                  Medical Care AG (incorporated herein by reference to the Form
                  10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.11     Employment Agreement dated July 1, 1997 by and between Jerry
                  A. Schneider and the Company (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May
                  14, 1998).

Exhibit 10.12     Addendum to Employment Agreement dated as of September 18,
                  1997 by and between Jerry A. Schneider and the Company
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.13     Separation Agreement dated as of July 21, 1998 by and between
                  Geoffrey W. Swett and National Medical Care, Inc.,
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 10.14     Employment Agreement dated October 23, 1998 by and between
                  Roger G. Stoll and National Medical Care, Inc. (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 9, 1999).

Exhibit 10.15     Employment Agreement dated November 11, 1998 by and between
                  William F. Grieco and National Medical Care, Inc.,
                  (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 9, 1999).

Exhibit 10.16 Separation Agreement dated as of September 30, 1999 by and among William F. Grieco and Fresenius Medical Care Holdings,
                  Inc. and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on August 3, 1999).

Exhibit 10.17     Subordinated Loan Note dated as of May 18, 1999, among
                  National Medical Care, Inc. and certain Subsidiaries with
                  Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November
                  22, 1999).

Exhibit 11        Statement re: Computation of Per Share Earnings.

Exhibit 27        Financial Data Schedule

                  (d) Financial Statement Schedules
                  Schedule II-Valuation and Qualifying Accounts

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                     FRESENIUS MEDICAL CARE HOLDINGS, INC.

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

     NAME                           TITLE                                                    DATE
     ----                           -----                                                    ----
/s/ Ben J. Lipps                 President and Director                                     March 30, 2000
Ben J. Lipps                     (Chief Executive Officer)

/s/ Jerry A. Schneider           Chief Financial Officer,  Treasurer and Director           March 30, 2000
Jerry A. Schneider               (Chief Financial and Accounting Officer)

/s/ Roger G. Stoll               Executive Vice President and Director                      March 30, 2000
Roger G. Stoll

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                                        KPMG LLP

February 21, 2000
Boston, MA

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                           1999                1998               1997
                                                                           ----                ----               ----
NET REVENUES
     Health care services .......................................       $ 2,324,322        $ 2,100,422        $ 1,722,651
     Medical supplies ...........................................           490,911            470,984            443,228
                                                                        -----------        -----------        -----------
                                                                          2,815,233          2,571,406          2,165,879
                                                                        -----------        -----------        -----------
EXPENSES
     Cost of health care services ...............................         1,542,965          1,390,321          1,138,575
     Cost of medical supplies ...................................           336,749            317,122            317,829
     General and administrative expenses ........................           276,408            253,920            204,644
     Provision for doubtful accounts ............................            42,243             54,709             43,301
     Depreciation and amortization ..............................           217,952            216,214            199,726
     Research and development ...................................             4,065              4,060              4,077
     Interest expense, net, and related financing costs including
      $88,679, $77,705  and  $36,158 interest with affiliates ...           201,915            208,776            178,087
     Special charge for settlement of investigation and related
         costs ..................................................           601,000                 --                 --
                                                                        -----------        -----------        -----------
                                                                          3,223,297          2,445,122          2,086,239
                                                                        -----------        -----------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING FOR START UP COSTS .....................          (408,064)           126,284             79,640
PROVISION (BENEFIT) FOR INCOME TAXES ............................           (81,037)            74,447             45,720
                                                                        -----------        -----------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING  FOR START UP COSTS .................................       $  (327,027)       $    51,837        $    33,920
                                                                        -----------        -----------        -----------
DISCONTINUED OPERATIONS
     Loss from discontinued operations, net of income taxes .....                --             (8,669)           (13,783)
     Loss on disposal of discontinued operations, net of income
      tax benefit ...............................................                --            (97,228)                --
                                                                        -----------        -----------        -----------
     Loss from discontinued operations ..........................       $  (327,027)       $  (105,897)       $   (13,783)
                                                                        -----------        -----------        -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    START UP COSTS, NET OF TAX BENEFIT ..........................                --             (4,890)                --
                                                                        -----------        -----------        -----------
NET INCOME (LOSS) ...............................................       $  (327,027)       $   (58,950)       $    20,137
                                                                        ===========        ===========        ===========
Basic and fully dilutive (loss) earnings per share
   Continuing operations ........................................       $     (3.64)       $      0.57        $      0.37
   Discontinued operations ......................................       $        --        $     (1.18)       $     (0.15)
   Cumulative effect of accounting charge .......................       $        --        $     (0.05)       $        --
   Net Income (loss) ............................................       $     (3.64)       $     (0.66)       $      0.22

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                               --------------------------------------
                                               1999             1998             1997
                                               ----             ----             ----
NET INCOME (LOSS)                           $(327,027)       $ (58,950)       $  20,137

Other comprehensive income
     Foreign currency translation
       adjustments                               (625)           1,872               --
                                            ---------        ---------        ---------
     Total other comprehensive income            (625)           1,872               --

                                            ---------        ---------        ---------
COMPREHENSIVE INCOME (LOSS)                 $(327,652)       $ (57,078)       $  20,137
                                            =========        =========        =========

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      DECEMBER 31,
                                                                               ------------------------
                                                                               1999                1998
                                                                               ----                ----
          ASSETS

          Current Assets:
               Cash and cash equivalents ...........................       $    12,563        $     6,579
               Accounts receivable, less allowances of
                 $63,012 and $49,209 ...............................           295,235            254,783
               Inventories .........................................           183,112            169,789
               Deferred income taxes ...............................           219,454            139,653
               Other current assets ................................           130,771             92,794
               IDPN accounts receivable ............................            53,962            151,067
                                                                           -----------        -----------
                    Total Current Assets ...........................           895,097            814,665
                                                                           -----------        -----------
          Properties and equipment, net ............................           428,793            429,639
                                                                           -----------        -----------
          Other Assets:
               Excess of cost over the fair value of net
                 assets acquired and other intangible assets, net of
                 accumulated amortization of $424,704 and
                 $289,167 ..........................................         3,265,491          3,317,424
               Other assets and deferred charges ...................            49,998             51,675
               Non-current IDPN accounts receivable ................             5,189                 --
                                                                           -----------        -----------
                    Total Other Assets .............................         3,320,678          3,369,099
                                                                           -----------        -----------
          Total Assets .............................................       $ 4,644,568        $ 4,613,403
                                                                           ===========        ===========
          LIABILITIES AND EQUITY

          Current Liabilities:
               Current portion of long-term debt and
                 capitalized lease obligations .....................       $   142,110        $    43,348
               Current portion of borrowing from affiliates ........           372,949             32,716
               Accounts payable ....................................           133,337            107,482
               Accrued settlement ..................................           386,815                 --
               Accrued liabilities .................................           291,358            306,333
               Net accounts payable to affiliates ..................            12,361             17,966
               Accrued income taxes ................................            12,433             12,411
                                                                           -----------        -----------
                    Total Current Liabilities ......................         1,351,363            520,256
          Long-term debt ...........................................           615,065          1,010,880
          Non-current borrowings from affiliates ...................           788,506            956,284
          Capitalized lease obligations ............................             1,190              2,666
          Deferred income taxes ....................................           134,310            144,605
          Accrued settlement .......................................            85,920                 --
          Other liabilities ........................................            46,153             29,278
                                                                           -----------        -----------
                    Total Liabilities ..............................         3,022,507          2,663,969
                                                                           -----------        -----------

          Equity:
             Preferred stock, $100 par value .......................             7,412              7,412
             Preferred stock, $.10 par value .......................             8,906              8,906
             Common stock, $1 par value; 300,000,000 shares
                authorized; outstanding 90,000,000 .................            90,000             90,000
             Paid in capital .......................................         1,943,034          1,942,235
             Retained deficit ......................................          (427,703)          (100,156)
             Accumulated comprehensive income ......................               412              1,037
                                                                           -----------        -----------
                  Total Equity .....................................         1,622,061          1,949,434
                                                                           -----------        -----------
          Total Liabilities and Equity .............................       $ 4,644,568        $ 4,613,403
                                                                           ===========        ===========

          See accompanying Notes to Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                                                          ---------------------------------------
                                                                                          1999              1998             1997
                                                                                          ----              ----             ----
Cash Flows from Operating Activities:
     Net income (loss) ..........................................................       $(327,027)       $ (58,950)       $  20,137
     Adjustments to reconcile net earnings to net cash from operating activities:
          Depreciation and amortization .........................................         217,952          216,214          199,726
          Write-off of receivables relating to settlement of investigation ......          94,349               --               --
          Loss on disposition of businesses .....................................              --           97,228               --
          Loss from discontinued operations .....................................              --            8,669           13,783
          Cumulative effect of change in accounting .............................              --            4,890               --
          Provision for doubtful accounts .......................................          42,243           54,709           43,301
          Deferred income taxes .................................................         (93,124)          16,734            6,262
          Loss on disposal of properties and equipment ..........................             713              402              587

  Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
          Increase  in accounts receivable ......................................        (112,095)        (159,228)        (113,631)
          (Increase) decrease in inventories ....................................         (12,606)         (30,979)           1,085
          (Increase) decrease  in other current assets ..........................         (21,300)           3,890          (28,967)
          Decrease (increase) in other assets and deferred charges ..............           1,646          (19,554)           2,521
          Increase (decrease) in accounts payable ...............................          25,855          (11,705)          11,934
          Increase (decrease) in accrued income taxes ...........................              22           74,395          (16,615)
          Increase (decrease) in accrued liabilities ............................         356,539          (31,040)         (42,792)
          Increase (decrease) in other long-term liabilities ....................         102,795            3,560           (6,095)
          Net changes due to/from affiliates ....................................          (5,605)          22,777           17,935
          Other, net ............................................................         (17,088)          19,614           17,568
                                                                                        ---------        ---------        ---------
     Net cash provided by operating activities of continued operations ..........         253,269          211,626          126,739
                                                                                        ---------        ---------        ---------
     Net cash used in operating activities of discontinued operations ...........          (3,782)         (11,947)         (18,762)
                                                                                        ---------        ---------        ---------
     Net cash provided by operating activities ..................................         249,487          199,679          107,977
                                                                                        ---------        ---------        ---------
Cash Flows from Investing Activities:
          Capital expenditures ..................................................         (81,330)         (74,653)        (133,744)
          Payments for acquisitions, net of cash acquired .......................         (65,235)        (170,137)        (473,954)
          Proceeds from disposition of businesses ...............................              --           82,500               --
                                                                                        ---------        ---------        ---------
     Net cash used in investing activities of continued operations ..............        (146,565)        (162,290)        (607,698)
                                                                                        ---------        ---------        ---------
     Net cash used in investing activities of discontinued operations ...........              --           (8,925)         (22,744)
                                                                                        ---------        ---------        ---------
     Net cash used in investing activities ......................................        (146,565)        (171,215)        (630,442)
                                                                                        ---------        ---------        ---------
Cash Flows from Financing Activities:
          Increase in borrowings from affiliates ................................         172,455          445,447          137,282
          Cash dividends paid ...................................................            (520)            (520)            (520)
          Proceeds from issuance of debt ........................................              37           16,385          203,937
          Proceeds from receivable financing facility ...........................          29,400          105,600           52,000
          Payments on debt and capitalized leases ...............................        (298,587)        (599,714)         (60,978)
          Contributed Capital from FMC AG .......................................              --               --          199,425
          Other, net ............................................................             799           (2,027)           6,663
                                                                                        ---------        ---------        ---------
     Net cash provided by (used in) financing activities of continued
       operations ...............................................................         (96,416)         (34,829)         537,809
                                                                                        ---------        ---------        ---------
     Net cash used in financing activities of discontinued operations ...........              --           (2,107)          (4,462)
                                                                                        ---------        ---------        ---------
     Net cash provided by (used in) financing activities ........................         (96,416)         (36,936)         533,347
                                                                                        ---------        ---------        ---------
Effects of changes in foreign exchange rates ....................................            (522)           1,997          (18,799)
                                                                                        ---------        ---------        ---------
Change in cash and cash equivalents .............................................           5,984           (6,475)          (7,917)
Cash and cash equivalents at beginning of period ................................           6,579           13,054           20,971
                                                                                        ---------        ---------        ---------
Cash and cash equivalents at end of period ......................................       $  12,563        $   6,579        $  13,054
                                                                                        =========        =========        =========

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      TWELVE MONTHS ENDED
                                                            --------------------------------------
                                                            1999             1998             1997
                                                            ----             ----             ----
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
          Interest ...............................       $ 216,647        $ 194,141        $ 180,269
          Income taxes (received)/paid, net ......           8,344          (19,149)          40,471

Details for Acquisitions:
     Assets acquired .............................          65,256          172,511          508,594
     Liabilities assumed .........................             (21)          (2,374)         (32,830)
                                                         ---------        ---------        ---------
     Cash paid ...................................          65,235          170,137          475,764
     Less cash acquired ..........................              --               --            1,810
                                                         ---------        ---------        ---------
     Net cash paid for acquisitions ..............       $  65,235        $ 170,137        $ 473,954
                                                         =========        =========        =========

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        Preferred Stocks                  Common Stock             Capital in
                                                     -----------------------         -----------------------         Excess
                                                     Shares           Amount         Shares           Amount      of Par Value
                                                     ------           ------         ------           ------      ------------
BALANCE, DECEMBER 31, 1996 .................       $89,136,435       $16,318        90,000,000       $90,000       $1,719,683
Net Income .................................                --            --                --            --               --
Cash dividends on preferred stocks .........                --            --                --            --               --
Contributed capital from Fresenius Medical
Care, AG ...................................                --            --                --            --          199,425
Tax benefit of dispositions of stock
options ....................................                --            --                --            --            2,739
Other adjustments ..........................                --            --                --            --                6
                                                   -----------       -------       -----------       -------       ----------
BALANCE, DECEMBER 31, 1997 .................        89,136,435       $16,318        90,000,000       $90,000       $1,921,853
                                                   ===========       =======       ===========       =======       ==========
Net Loss ...................................                --            --                --            --               --
Cash dividends on preferred stock ..........                --            --                --            --               --
Tax benefit on International transfer ......                --            --                --            --           20,382
Other comprehensive income .................                --            --                --            --               --
                                                   -----------       -------       -----------       -------       ----------
BALANCE, DECEMBER 31, 1998 .................        89,136,435       $16,318        90,000,000       $90,000       $1,942,235
                                                   ===========       =======       ===========       =======       ==========
Net Loss ...................................                --            --                --            --               --
Cash dividends on preferred stock ..........                --            --                --            --               --
Tax benefit of dispositions of stock
options ....................................                --            --                --            --              822
Other comprehensive income .................                --            --                --            --               --
Other adjustments ..........................                --            --                --            --              (23)
                                                   -----------       -------       -----------       -------       ----------
BALANCE, DECEMBER 31, 1999 .................        89,136,435       $16,318        90,000,000       $90,000       $1,943,034
                                                   ===========       =======       ===========       =======       ==========

                                                     Retained       Other
                                                     Earnings   Comprehensive
                                                    (Deficit)       Income       Total Equity
                                                    ---------       ------       ------------
BALANCE, DECEMBER 31, 1996 .................         (61,089)       $ (835)       $1,764,077
Net Income .................................          20,923            --            20,923
Cash dividends on preferred stocks .........            (520)           --              (520)
Contributed capital from Fresenius Medical
Care, AG ...................................              --            --           199,425
Tax benefit of dispositions of stock options              --            --             2,739
Other adjustments ..........................              --            --                 6
                                                   ---------        ------        ----------
BALANCE, DECEMBER 31, 1997 .................       $ (40,686)       $ (835)       $1,986,650
                                                   =========        ======        ==========
Net Loss ...................................         (58,950)           --           (58,950)
Cash dividends on preferred stock ..........            (520)           --              (520)
Tax benefit on International transfer ......              --            --            20,382
Other comprehensive income .................              --         1,872             1,872
                                                   ---------        ------        ----------
BALANCE, DECEMBER 31, 1998 .................       $(100,156)       $1,037        $1,949,434
                                                   =========        ======        ==========
Net Loss ...................................        (327,027)           --          (327,027)
Cash dividends on preferred stock ..........            (520)           --              (520)
Tax benefit of dispositions of stock
options ....................................              --            --               822
Other comprehensive income .................              --          (625)             (625)
Other adjustments ..........................              --            --               (23)
                                                   ---------        ------        ----------
BALANCE, DECEMBER 31, 1999 .................       $(427,703)       $  412        $1,622,061
                                                   =========        ======        ==========

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY

      Fresenius Medical Care Holdings, Inc., a New York corporation is a subsidiary of Fresenius Medical Care AG, a German Corporation ("FMC" or Fresenius Medical Care"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC"); Fresenius USA, Marketing Inc., and Fresenius USA Manufacturing Inc., Delaware corporations and Fresenius USA Inc, a Massachusetts corporation (collectively "Fresenius USA" or "FUSA") and SRC Holding Company, Inc., a Delaware corporation.

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

         Effective January 1, 1998, the Company transferred legal ownership of substantially all of its international operations to FMC. The transfer of contributed capital of $199 million was accounted for on the cost basis.

BASIS OF PRESENTATION

BASIS OF CONSOLIDATION

      The consolidated financial statements in this report at December 31, 1999, 1998 and 1997, respectively, reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the consolidated results for all periods presented.

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

      Machines sales for 1999 and 1998 include $36.0 million and $32.6 million, respectively, of net revenues for machines sold to a third party leasing company which are utilized by the dialysis services division to provide services to our customers. The profits on these sales are deferred and amortized to earnings over the lease terms.

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

      Excess of Cost Over the Fair Value of Net Assets Acquired and Other Intangible Assets

      The Company has adopted the following useful lives and methods to amortize intangible assets: trade name, acute care agreements 40 years; and goodwill -- 25 to 40 years on a straight-line basis; patient relationships and other intangible assets - over the estimated period to be benefited, generally from 5 to 6 years on a straight line basis.

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

      Gains and losses resulting from the translation of revenues and expenses and intercompany borrowings, which are not considered equity investments, are included in general and administrative expense. Translation gains amounted to $58, $766, and $27,732 for the twelve months ended December 31, 1999, 1998 and 1997, respectively.

      Income Taxes

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

      Earnings per Share

      The Company adopted the provisions of SFAS No. 128, Earnings per Share, effective for fiscal 1997. This statement requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the year. The number of shares used to compute basic and diluted earnings per share was 90,000 in all periods as there were no potential common shares and no adjustments to income from continuing operations before cumulative effect of change in accounting for start up costs to be considered for purposes of the diluted earnings per shares calculation.

      Comprehensive Income

      The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement further requires that the Company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

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

      New Pronouncements

      In April 1998, Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), was issued by the Accounting Standards Executive Committee (AcSEC) of the AICPA and was adapted by the Company, effective January 1, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, which have been previously capitalized, should be expensed as incurred. As a result of the adoption of SOP 98-5, all deferred start-up activities as of January 1, 1998, have been recognized as a cumulative effect of a change in accounting for start-up costs net of tax benefit, in the consolidated statements of operations for the twelve months ended December 31, 1998. During 1998, costs for start-up activities were expensed as incurred.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations.

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amended the effective date of SFAS No. 133. The amended SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      1996 Restructuring Costs

      In 1996, the Company accrued approximately $50,000 for restructuring costs relating to the closing of certain renal products manufacturing and distribution operations as well as the closing of certain clinics of the Homecare Division. These restructuring costs primarily relate to severance payments and lease commitments. Through the period ended December 31, 1999 approximately $47,000 in payments and other charges have been applied against these restructuring costs. The restructuring plan has been completed and the remaining outstanding balance will be used primarily for the remaining lease commitments for closed production facilities.


      Reclassification

      Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.


NOTE 3. ACQUISITIONS

      The Company acquired certain health care facilities, and clinical laboratories, for a total consideration of $65,235, $170,137 and $475,764 for the twelve months ended December 31, 1999, 1998 and 1997, respectively. These acquisitions have been accounted for as purchase transactions and, accordingly, are included in the results of operations from the dates of acquisition. The excess of the total acquisition costs over the fair value of tangible net assets acquired was $62,376, $157,836 and $383,626 for the twelve months ended December 31, 1999, 1998 and 1997, respectively.

      Had the acquisitions that occurred during the twelve months ended December 31, 1999 been consummated on January 1, 1998, unaudited proforma net revenues for the twelve months ended December 31, 1999 and 1998 would have been $2,829,989 and $2,606,856, respectively. Unaudited proforma income (loss) from continuing operations before cumulative effect of change in accounting for start up costs would have been ($328,167) and $49,676 for the twelve months ended December 31, 1999 and 1998, respectively.

      Had the acquisitions that occurred during the twelve months ended December 31, 1998 been consummated on January 1, 1997, unaudited proforma net revenues for the twelve months ended December 31, 1998 and 1997 would have been $2,584,806 and $2,226,976, respectively. Unaudited proforma income from continuing operations before cumulative effect of change in accounting for start up costs would have been $50,806 and $27,657 for the twelve months ended December 31, 1998 and 1997, respectively.

NOTE 4. OTHER BALANCE SHEET ITEMS

                                                                            DECEMBER 31,
                                                                       1999             1998
                                                                       ----             ----
Inventories
  Raw materials                                                     $   41,045       $   35,199
  Manufactured goods in process                                          8,748           18,802
  Manufactured and purchased inventory available for sale               90,748           86,615
                                                                    ----------       ----------
                                                                       140,541          140,616
  Health care supplies                                                  42,571           29,173
                                                                    ----------       ----------
        Total                                                       $  183,112       $  169,789
                                                                    ==========       ==========

Under the terms of certain purchase commitments, the Company is obligated to raw materials and health care supplies during 2000 amounting to $82,428

Other Current Assets
  Miscellaneous accounts receivable                                 $   91,042       $   70,126
  Deposits and prepaid expenses                                         39,729           22,668
                                                                    ----------       ----------
        Total                                                       $  130,771       $   92,794
                                                                    ==========       ==========
Excess of Cost Over the Fair Value of Net Assets
  Acquired and Other Intangible Assets:
  Goodwill, less accumulated amortization of
     $228,426 and $156,210                                          $2,713,385       $2,710,236
  Patient relationships, less accumulated
     amortization of $87,169 and $57,650                                92,898          115,954
  Other intangible assets, less accumulated
     amortization of $109,109 and $75,307                              459,208          491,234
                                                                    ----------       ----------
        Total                                                       $3,265,491       $3,317,424
                                                                    ==========       ==========
Accrued Liabilities
 Accrued operating expenses                                         $   46,019       $   42,943
 Accrued insurance                                                      54,702           66,513
 Accrued legal and compliance costs                                      9,441           46,329
 Accrued salaries and wages                                             53,371           45,151
 Accounts receivable credit balances                                    48,932           42,804
 Accrued interest                                                       19,125           30,742
 Accrued other                                                          21,669           14,356
 Accrued physician compensation                                         17,721           17,495
 Accrued  other related costs for OIG investigation                     20,378               --
                                                                    ----------       ----------
        Total                                                       $  291,358       $  306,333
                                                                    ==========       ==========

         Accounts receivable credit balances principally reflect overpayments from third party payors and are in the process of repayment.

NOTE 5. SALE OF ACCOUNTS RECEIVABLE

      On September 27, 1997, NMC established a new $204,000 receivable financing facility (the "A/R Facility") with NationsBank, N.A. (now known as Bank of America, N.A.) to replace its former facility with CitiCorp. The A/R Facility was amended on February 27, 1998 to increase the commitment amount to $331,500. It was further amended on September 27, 1999 to increase the commitment amount to $360,000 and to add WestDeutsche Landesbank Girozentrale, New York Branch, as an additional Administrative Agent.

      The current agreement carries an effective interest rate based on commercial paper, which was approximately 5.90% at December 31, 1999, and matures on September 25, 2000. At December 31, 1999 and 1998, $335,000 and $305,600 had been received pursuant to such sales, respectively; these amounts are reflected as reductions to accounts receivable. Under the terms of the agreement, new interests in accounts receivable are sold as collections reduce previously sold accounts receivable. The costs related to such sales are expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions.

NOTE 6. DEBT

      Long-term debt to outside parties consists of:

                                                                           DECEMBER 31,
                                                                      1999             1998
                                                                      ----             ----
NMC Credit Facility                                                $  738,150       $1,032,700
Third-party debt, primarily bank borrowings at
   variable interest rates (3% -14%) with various maturities           17,454           16,215
                                                                   ----------       ----------
                                                                      755,604        1,048,915
Less amounts classified as current                                    140,539           38,035
                                                                   ----------       ----------
                                                                   $  615,065       $1,010,880
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

      Loans under the NMC Credit Facility bear interest at one of the following rates, at either (i) LIBOR plus an applicable margin or (ii) a base rate equal to the sum of (1) the higher from time to time of (A) the prime rate of Bank of America, N.A. or (B) the federal funds rate plus 0.50% and (2) an applicable margin. A commitment fee is payable to the Lenders equal to a percentage per annum applied against the unused portion of the NMC Credit Facility.

      In addition to scheduled principal payments under Facility 2, the NMC Credit Facility will be reduced by certain portions of the net cash proceeds from certain sales of assets, sales of accounts receivable and the issuance of subordinated debt and equity securities. All payments outstanding under Facility 1 are due and payable at the end of the seventh year. Prepayments are permitted at any time without penalty, except in certain defined periods. The NMC Credit Agreement contains certain affirmative and negative covenants with respect to the Company, NMC and its subsidiaries, customary for this type of agreement. In December 31, 1999, the Company successfully amended certain covenants including, among other things, financial rations contained in its senior credit facility that would have been affected by the impact of the settlement related to the U.S. Government investigation. At December 31, 1999, the Company was in compliance with all such covenants.

      In February 1998, $250,000 of Facility 2 was repaid, primarily using borrowings from affiliates. The voluntary prepayment reduces the available financing under the agreement to $1,750,000. The Company made its first schedule principal payment in December 1999, further reducing the amount available under the NMC Credit Facility to $1,716,250. At December

31, 1999 and 1998 the Company had available $777,000 and $508,000, respectively, of additional borrowing capacity under the NMC Credit Facility including $49,000 and $33,000 respectively, available for additional letters of credit.

         Borrowings from affiliates consists of:

                                                                           DECEMBER 31,
                                                                      1999              1998
                                                                      ----              ----
          Fresenius Medical Care AG, borrowings at
             interest rates approximating  5.80 - 6.76% ....       $   42,949       $   94,471
          Fresenius AG,  borrowings at interest rates
             approximating  7.06 - 7.44% ...................          330,000           60,000
          Fresenius Medical Care Finance SA ................               --           47,665
          Fresenius Medical Care Trust Finance S.a.r.l.,
             borrowings at interest rates of 8.43% and 9.25%          786,524          786,524
          Other ............................................            1,982              340
                                                                   ----------       ----------
                                                                    1,161,455          989,000
          Less amounts classified as current ...............          372,949           32,716
                                                                   ----------       ----------
          Total ............................................       $  788,506       $  956,284
                                                                   ==========       ==========

         Scheduled maturities of long-term debt and borrowings from affiliates are as follows:

               2000                            $  513,527
               2001                               157,005
               2002                               154,607
               2003                               299,400
               2004                                     0
               2005 and thereafter                792,519
                                               ----------
               Total                           $1,917,058
                                               ==========

NOTE 7.  SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

      Since 1995, National Medical Care, Inc. ("NMC"), a subsidiary of Fresenius Medical Care Holdings, Inc. (the "Company"), and certain of NMC's subsidiaries has been the subject of an investigation (the "OIG Investigation") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback statute and the False Claims Act.

      On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government (the "Government") to settle (i) the matters covered in the OIG Investigation and (ii) NMC's claims with respect to approximately $153.5 million of outstanding Medicare receivables for nutrition therapy rendered on or before December 31, 1999 (collectively, the "Settlement").

      In anticipation of the Settlement, the Company recorded a special pre-tax charge against its consolidated earnings in 1999 totaling $601 million ($419 million after tax). This special pre-tax charge includes (i) a charge of $486.3 million for settlement payment obligations to the Government, (ii) a $94.3 million write-off of the remaining receivables described above, and (iii) a reserve for other related costs of $20.4 million. The settlement payment obligations to the Government and the amounts due to the Company for the outstanding Medicare receivables have been classified in the balance sheet at their expected settlement dates. See Note 16 - "Commitments and Contingencies - Legal Proceedings.

NOTE 8.  DISCONTINUED OPERATIONS

      Effective June 1, 1998, the Company classified its non-renal diagnostic services business ("Non-Renal Diagnostic Services") and homecare business ("Homecare") as discontinued operations. The Company disposed of its Non-Renal Diagnostic Services division and its Homecare division on June 26, 1998 and July 29, 1998, respectively. In connection with the sale of Homecare, the Company retained the assets and the operations associated with the delivery of IDPN. The Company recorded a net after tax loss of $97 million in 1998 on the sale of these businesses. The net loss on the disposal of these businesses and their results of operations have been accounted for as discontinued operations.

      IDPN receivables of $153.5 million, that had been included in net assets of discontinued operations were resolved as part of the Settlement Agreements with the Government as part of the OIG Investigation. As a result, a $94.3 million write-off was taken against these receivables. The remaining receivables have been reclassified to other current and non-current IDPN receivables on the balance sheet and will be collected from the Government over the next eighteen months according to terms under the Settlement Agreement. See Note 7 - "Special Charge for Settlement of Investigation and Related Costs" and Note 16 - "Commitments and Contingencies - Legal Proceedings.

Operating results of discontinued operations are presented below:

     Discontinued Operations - Results of Operations

     The revenues and results of operations of the discontinued operations of Non Renal Diagnostic Services and Homecare divisions were as follows:

                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                                1999             1998              1997
                                                            -----------        ---------         ---------
      NET REVENUES                                          $        --        $ 120,940         $ 283,006
                                                            -----------        ---------         ---------

      Loss from operations before income tax benefit                 --          (14,212)          (21,001)
      Income tax benefit                                             --           (5,543)           (7,218)
                                                            -----------        ---------         ---------
      Loss from operations                                           --           (8,669)          (13,783)
                                                            -----------        ---------         ---------

      Loss on disposal before income tax benefit                     --         (140,000)               --
      Income tax benefit                                             --          (42,772)               --
                                                            -----------        ---------         ---------
      Loss on disposal                                               --          (97,228)               --
                                                            -----------        ---------         ---------

      Loss from discontinued operations                              --         (105,897)          (13,783)
                                                            ===========        =========         =========

NOTE 9. INCOME TAXES

      Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting for start-up costs are as follows:

                                            TWELVE MONTHS ENDED DECEMBER 31,
                                    ---------------------------------------------
                                      1999              1998              1997
                                    ---------         ---------         ---------
Domestic                            $(410,034)        $ 126,347         $  80,461
Foreign                                 1,970               (63)             (821)
                                    ---------         ---------         ---------
         Total income (loss)        $(408,064)        $ 126,284         $  79,640
                                    =========         =========         =========


The provision (benefit) for income taxes was as follows:

                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                             -----------------------------------------
                                               1999             1998            1997
                                             --------         --------        --------
Current tax expense
  Federal                                    $  1,545         $ 44,777        $ 25,040
  State                                         9,916           12,406          13,354
  Foreign                                         626              530           1,064
                                             --------         --------        --------
          Total Current                        12,087           57,713          39,458
Deferred tax (benefit)  expense
  Federal                                     (87,926)          14,642           5,137
  State                                        (4,981)           2,092           1,125
  Foreign                                        (217)              --              --
                                             --------         --------        --------
         Total deferred tax (benefit)         (93,124)          16,734           6,262
                                             --------         --------        --------
         Total provision (benefit) ..        $(81,037)        $ 74,447        $ 45,720
                                             ========         ========        ========


Deferred tax liabilities (assets) are comprised of the following:

                                                      DECEMBER 31,
                                               ---------------------------
                                                  1999              1998
                                               ---------         ---------
Allowance for doubtful accounts                $ (26,345)        $ (28,965)
Insurance liability                              (21,125)          (23,550)
Legal liability                                  (13,109)          (28,972)
Deferred and incentive compensation               (9,055)           (9,335)
Pension and benefit accruals                     (19,424)          (16,153)
Accrued interest                                 (36,181)           (9,990)
Inventory reserves                                (5,236)           (4,155)
Accrued expenses                                 (13,643)          (14,684)
Other temporary differences                       (4,653)           (8,789)
Government settlement                            (92,469)               --
Loss carry forwards                               (5,301)          (18,405)
                                               ---------         ---------
   Gross deferred tax assets                    (246,541)         (162,998)
Deferred tax assets valuation                      5,029             5,340
                                               ---------         ---------
   Deferred tax assets                          (241,512)         (157,658)
                                               ---------         ---------
Depreciation and amortization                    156,113           162,148
Other temporary differences                          255               462
                                               ---------         ---------
   Gross deferred tax liabilities                156,368           162,610
                                               ---------         ---------
   Net deferred tax (asset) liabilities        $ (85,144)        $   4,952
                                               =========         =========

      The provision (benefit) for income taxes for the twelve months ended December 31, 1999, 1998, and 1997 differed from the amount of income taxes determined by applying the applicable statutory federal income tax rate to pretax earnings as a result of the following differences:

                                                TWELVE MONTHS ENDED DECEMBER 31,
                                             --------------------------------------
                                               1999            1998            1997
                                             ------          ------          ------
Statutory federal tax rate (benefit)          (35.0%)          35.0%           35.0%
State  income  taxes,  net of Federal
  tax benefit                                   0.8             7.5            11.8
Amortization of goodwill                        5.1            16.6            25.2
Government Settlement                           8.7              --              --
Foreign losses and taxes                       (0.1)            0.4             1.7
Decrease in valuation allowance                 0.0             0.0           (16.5)
Other                                           0.6            (0.6)            0.2
                                             ------          ------          ------
Effective tax rate (benefit)                  (19.9%)          58.9%           57.4%
                                             ======          ======          ======

      The net (decrease) increase in the valuation allowance for deferred tax assets was $(311), $1,972, and $(11,042) for the twelve months ended December 31, 1999, 1998, and 1997, respectively. The changes for 1999 and 1998 relate to activities incurred by foreign subsidiaries. The decrease for 1997 relates mainly to the utilization of the Fresenius USA Federal net operating loss carry forward.

      The deferred tax asset of $92,469 for Government Settlement represents the benefit of future tax deductions associated with payments to be made in settlement of the OIG investigation.

      At December 31, 1999, there were approximately $12,652 of foreign net operating losses, the majority of which are not subject to an expiration period. The Company also has $777 of Federal net operating losses which will expire in the year 2018.

      Provision has not been made for additional federal, state, or foreign taxes on $3,937 of undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be reinvested. The earnings could be subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate or if the Company should sell its stock in the subsidiaries. The Company estimates that the distribution of these earnings would result in $1,577 of additional foreign withholding and federal income taxes.

NOTE 10. PROPERTIES AND EQUIPMENT

                                                        DECEMBER 31,
                                                 ---------------------------
                                                    1999              1998
                                                 ---------         ---------
Land and improvements                            $   5,205         $   5,219
Buildings                                           68,812            68,384
Capitalized lease property                           6,668             9,398
Leasehold improvements                             201,405           176,099
Equipment and furniture                            363,244           327,643
Construction in progress                            25,028            16,932
                                                 ---------         ---------
                                                   670,362           603,675

Accumulated depreciation and amortization         (241,569)         (174,036)
                                                 ---------         ---------
Properties and equipment, net                    $ 428,793         $ 429,639
                                                 =========         =========

      Depreciation expense relating to properties and equipment amounted to $80,803, $81,683 and $76,912 for the years ended December 31,1999, 1998 and
1997, respectively.

      Included in properties and equipment as of December 31, 1999, and 1998 were $25,355 and $24,428, respectively, of peritoneal dialysis cycler machines which the Company leases to customers with end-stage renal disease on a month-to-month basis. Rental income for the peritoneal dialysis cycler machines was $8,762, $7,679 and $6,230 for the twelve months ended December 31, 1999, 1998 and 1997, respectively.

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

      Future minimum payments under noncancelable leases (principally for clinics and offices) as of December 31, 1999 are as follows:

                                                     OPERATING        CAPITAL
                                                       LEASES          LEASES          TOTAL
                                                      --------        --------        --------
2000                                                  $117,662        $  1,647        $119,309
2001                                                   108,985             342         109,327
2002                                                    89,050             300          89,350
2003                                                    77,285             284          77,569
2004                                                    96,418             230          96,648
2005 and beyond                                        107,637             292         107,929
                                                      --------        --------        --------
Total minimum payments                                $597,037        $  3,095        $600,132
                                                      ========                        ========
Less interest and operating costs                                          333
                                                                      --------
Present value of minimum lease Payments $1,572
   payable in 2000)                                                   $  2,762
                                                                      ========

      Rental expense for operating leases was $132,248, $103,838 and $81,740 for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization of properties under capital leases amounted to $852, $968 and $3,445 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expenses. Options to purchase are also included in some lease agreements, particularly capital leases.

NOTE 11. EMPLOYEE INCENTIVES

      Annual Incentive Compensation Plan

      The Company has an annual incentive compensation plan under which key employees of the Company are eligible to receive bonuses based upon the achievement of EBIT results and other key objectives. Target awards range from 10% to 40% of employee's salary. Awards under these plans totaled $5,020 and $7,120 for the twelve months ended December 31, 1999 and 1998, respectively. No awards were paid in 1997.

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                               TWELVE MONTHS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                           1999              1998              1997
                                                         --------          --------          --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                    87,464            72,025            63,260

Service Cost                                                8,212             7,416             7,100
Interest  Cost                                              5,966             5,217             4,561
Amendments                                                     (5)               --                --
Actuarial (Gain)/Loss                                     (12,496)            5,810            (1,972)
Divestures                                                     --            (1,717)               --
Benefits Paid                                              (1,404)           (1,287)             (924)
                                                         --------          --------          --------
Benefit obligation at end of year                          87,737            87,464            72,025
                                                         --------          --------          --------

CHANGE ON PLAN ASSETS
Fair value of plan assets at beginning of year             77,019            65,088            54,218
Actual return on plan assets                               11,179            13,218            11,794
Employee contribution                                          --                --                --
Benefits paid                                              (1,404)           (1,287)             (924)
                                                         --------          --------          --------
Fair value of plan assets at end of year                   86,794            77,019            65,088
                                                         --------          --------          --------

Funded Status                                                (942)          (10,444)           (6,937)
Unrecognized net (gain)/loss                              (30,993)          (15,239)          (15,152)
Unrecognized prior service cost                                (4)               --                --
                                                         --------          --------          --------
Accrued benefit costs                                     (31,939)          (25,683)          (22,089)
                                                         --------          --------          --------

WEIGHTED - AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                                7.50%             6.75%             7.50%
Expected return of plan assets                               9.70              9.70              9.00
Rate of compensation increase                                4.50              4.50              4.50

COMPONENTS OF NET PERIOD BENEFIT COST
Service Cost                                             $  8,212          $  7,416             7,100
Interest Cost                                               5,966             5,217             4,561
Expected return on plan assets                             (7,401)           (6,430)           (4,758)
Amortization of prior service cost                             (1)               --                --
Recognized net (gain)/loss                                   (520)             (891)             (139)
Curtailment net (gain)                                         --            (1,717)               --
                                                         --------          --------          --------
Net periodic benefit costs                               $  6,256          $  3,595          $  6,764
                                                         --------          --------          --------


      NMC also sponsors a supplemental executive retirement plan to provide certain key executives with benefits in excess of normal pension benefits. The projected benefit obligation was $3,057 and 3,145 at December 31, 1999 and 1998, respectively.

Pension expense for this plan, for the twelve months ended December 31, 1999, 1998 and 1997 was $402, $374 and $360, respectively.

      NMC does not provide any postretirement benefits to its employees other than those provided under its pension plan and supplemental executive retirement plan.

      Defined Contribution Plans

      The Company's employees are eligible to join 401 (k) Savings Plan once they have achieved a minimum of one year of service and if they have more than 900 hours of service before their one year anniversary date. Under the provisions of the 401(k) plan, employees are allowed to contribute up to 16% of their salaries. The Company contributes 50% of their savings up to 6% of saved pay. The Company's total contributions for the year ended December 31, 1999, 1998 and 1997 was $7,298, $7,617 and $7,165, respectively.

NOTE 13. EQUITY

PREFERRED STOCK

      At December 31, 1999 and 1998, the components of the Company's preferred stocks as presented in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Equity are as follows:

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
                                                                                             =======

(1) 160 votes per share

(2) 16 votes per share

(3) 1/10 vote per share


      Stock Options

      In 1996, FMC adopted a stock incentive plan (the "FMC Plan") under which the Company's key management and executive employees are eligible. Under the FMC Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC Plan will be evidenced by a non-transferable convertible bond and corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. The bonds mature in ten years and are generally fully convertible after three to five years. Each convertible bond, which is DM denominated, entitles the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1997, FMC granted 2,697,438 options (of which 216,663 were forfeited) to the Company, under the FMC Plan. At December 31, 1997 no options were exercisable. During 1998, 2,169,711 options were cancelled or forfeited leaving 311,064 options outstanding under this plan. If these awards are exercisable, a total of 103,688 non-voting preference shares would be issued at December 31, 1998. At December 31, 1999, 187,333 were exercisable under the FMC plan.

      During 1998, the FMC adopted a new stock incentive plan ("FMC 98 Plan") under which the Company's key management and executive employees are eligible. Under the FMC 98 Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC 98 Plan will be evidenced by a non-transferable convertible bond and a corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. Each convertible bond, which will be DM denominated, will entitle the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1998, FMC awarded 1,024,083 options and exercisable upon vesting for 1024,083 Preference Shares. During 1999, FMC granted 571,940 Preference Shares. During 1998 and 1999, options for 140,168 Preference Shares were forfeited or cancelled under the FMC 98 plan. At December 31, 1999, there were 233,812 Preference Shares for which options could be issued. At December 31, 1999, 314,285 options were exercisable under the FMC 98 plan.


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

      Foreign Currency Contracts

      The Company uses foreign exchange contracts as a hedge against foreign exchange risks associated with the settlement of foreign currency denominated payables and firm commitments. At December 31, 1999 and 1998, the Company had outstanding foreign currency contracts for the purchase of Euros ("EUR") and Deutsche Marks ("DEM") totaling $41,925 and $33,280, respectively. The contracts outstanding at December 31, 1999 include forward contracts for delivery of EUR between January 2000 and May 2001, at rates ranging from $1.0420 to $1.1192 per EUR, plus a zero-cost collar option contract to hedge the purchase of EUR 2,500 within the range of $1.0730 to $1.0988 per EUR with a maturity date in May 2000.

      The fair value of forward currency contracts are the estimated amounts that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current exchange rates and the current credit worthiness of the counterparties. At December 31, 1999 and 1998, the Company would have paid $2,753 and received $1,658, respectively, to terminate the contracts.

      Interest Rate Agreements

      At December 31, 1999 and 1998, the Company had interest rate swaps and option agreements outstanding with various commercial banks for notional amounts totaling $1,600,000 and $1,600,000, respectively. Of the amount outstanding at December 31, 1999, $1,350,000 relate to agreements that became effective in 1997 and 1998. Three other agreements totaling $250,000 become effective on January 4, 2000. All of these agreements were entered into for other than trading purposes. Hedges totalling $850,000 expired on January 4, 2000, while the rest of the contracts expire at various dates between January 4, 2000 and January 4, 2005.

      For a notional amount of $1,450,000, the interest rate swaps effectively change the Company's interest rate exposure on its variable-rate loans under the NMC Credit Facility (drawn as of December 31, 1999: $738,150), drawdowns under the receivables financing facility (drawn as of December 31, 1999: $335,000), LIBOR-based borrowings from affiliates under a Subordinated Loan Note (drawn as of December 31, 1999: $355,000) and certain operating lease payments to fixed rates of interest ranging between 6.05% and 6.6025%.

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

      The fair value of the interest rate swaps and options is the estimated amount that the Company would receive or pay to terminate the agreements. The fair value of these agreements at December 31, 1999 and 1998 would require the Company to receive approximately $9,200 and pay approximately $51,500, respectively. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions significantly affect the estimates.


      Credit Risk

      The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. As of December 31, 1999, the Company's credit exposure was insignificant and limited to the fair value stated above; the Company believes the risk of incurring losses due to credit risk is remote.


      Fair Value of Other Financial Instruments

      At December 31, 1999 and 1998, the carrying value of cash, cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, short-term borrowings, short-term borrowing from related parties and current liabilities approximated their fair values, based on the short-term maturities of these instruments. At December 31, 1999, the fair value of the mandatorily redeemable trust preferred securities exceeded their carrying value by $4,990. At December 31, 1998, the fair value of this debt outstanding at that time exceeded its carrying value by $13,486. Fair value was determined based upon market quotes.


NOTE 15. RELATED PARTY TRANSACTIONS AND ALLOCATIONS

      Services

      Related party transactions pertaining to services performed and products purchased/sold between affiliates are recorded as net accounts payable to affiliates on the balance sheet. At December 31, 1999 and 1998, the Company had net accounts payable of $12,361 and $17,966, respectively.

      Borrowings with Affiliates

      The Company has various outstanding borrowings with FMC and affiliates. The funds were used for general corporate purposes. The loans are due at various maturities. See Note 6 - "Debt, - Borrowings from Affiliates" for details.



NOTE 16. COMMITMENTS AND CONTINGENCIES

      Contingent Non-NMC Liabilities of Grace New York (Now Known as Fresenius Medical Care Holdings, Inc.)

     The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co.-Conn. ("Grace Chemicals"). In connection with the Merger, Grace Chemicals agreed to indemnify the Company and NMC against all liabilities of the Company and its successors, whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC operations. The Company remains contingently liable for certain liabilities with respect to pre-Merger matters that are not related to NMC operations. The Company believes that in view of the nature of the non-NMC liabilities and Grace Chemicals' current financial position, the risk of significant loss from non-NMC liabilities is remote.

     Were events to violate the tax-free nature of the Merger, the resulting tax liability would be the obligation of the Company. Subject to representations by Grace Chemicals, the Company and Fresenius AG, Grace Chemicals has agreed to indemnify the Company for such a tax liability. If the Company was not able to collect on the indemnity, the tax liability would have a material adverse effect on the Company's business, the financial condition of the Company and the results of operations.

LEGAL PROCEEDINGS

      SETTLEMENT OF THE U.S. GOVERNMENT INVESTIGATION

      Since 1995, NMC and certain of its subsidiaries had been the subject of an investigation by the Office of Inspector General of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts and other government authorities concerning possible violation of federal laws, including the anti-kickback statute and the False Claims Act.

      On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements with the U.S. government to settle the matter covered in the government investigations and National Medical Care's claim with respect to approximately $153.5 million of outstanding Medicare accounts receivable for intradialytic parenteral nutrition therapy provided on and before December 31, 1999. The Settlement was approved by the United States District Court for the District of Massachusetts on February 2, 2000.

      Under the settlement agreements, the Company will make a net settlement payment to the U.S. government of approximately $427.1 million. These amounts comprise:

            - an initial payment to the government of approximately $286.4 million paid in February 2000.

            - additional installment payments over the eighteen months totaling approximately $186.3 million; and

            - payments previously made to the government under the government's voluntary disclosure program totaling approximately $13.6 million; less

            - installment payments to be made by the government to the Company over the next eighteen months totaling approximately $59.2 million related to the intradialytic parenteral nutrition therapy accounts receivable claims.

      The government payments bear interest on unpaid amounts at 7.5% per annum. Interest on installment payments to the government will accrue at 6.3% on $51.2 million of the installment payments and at 7.5% annually on the balance of the installment payment, until paid in full. As security for the Company's obligations under the settlement agreement, a $150 million letter of credit that was issued to the government in 1996 has been amended to increase the amount available for drawing under the letter of credit to $189.6 million. The maximum drawing amount will be reduced over time as the Company makes installment principal payments to the government.

      The Company anticipates that the net cash outflow resulting from the settlement agreements will be approximately $265.5 million. This amount reflects the anticipated receipt of the account receivable payment from the government, the tax benefit of a special charge the Company recorded in connection with the settlement, which is discussed below, and the payment terms of the net settlement amount. The Company expects to realize the cash savings of the tax benefit over the next eighteen months.

      The Company believes it will have sufficient cash flows from continued operations and borrowing capacity under its senior credit agreement to make the settlement payment in accordance with the settlement agreement. The Company also believes that following these payments, the Company will continue to have sufficient funds available for both our day-to-day operations and our anticipated growth.

      In anticipation of the settlement, a pre-tax charge totaling $590 million ($412 million net of taxes) was recorded against consolidated earnings in the three-month period ended September 30, 1999. The Company recorded an additional charge to earnings of approximately $11 million in the three-month period ended December 31, 1999 to reflect the reduction in anticipated payments from the government for the resolution of the intradialytic parenteral nutrition therapy receivable claims. These charges will cover the payment of the net settlement amount, a $94.3 million write-off of the remaining nutrition therapy accounts receivable, and other related costs.

      In December 1999, the senior credit agreement was amended to enable the Company to continue in compliance with the covenants upon consummation of the settlement.


            The government investigation covered the following areas:

            - NMC's dialysis services business, principally relating to its Medical Director contracts and compensation;

            - NMC's treatment of credit balance resulting from overpayments received under the Medicare, Medicaid, TriCare and other government programs, NMC Medical Products, Inc.'s billing for home dialysis products, and NMC's payment of supplemental medical insurance premiums on behalf of indigent patients;

            - LifeChem, Inc.'s laboratory business, including testing procedures, marketing, customer relationships, competition, overpayments that were received by LifeChem, Inc. from the Medicare program, a 1997 review of dialysis facilities' standing orders, and the provision of discounts on products from NMC Medical Products, Inc, grants, equipment and entertainment to LifeChem, Inc.'s customers;

            - NMC Homecare, Inc.'s intradialytic parenteral nutrition therapy business and, in particular, information concerning utilization of intradialytic parenteral nutrition therapy, documentation of claims and billing practices including various services, equipment and supplies, and payments made to third parties as compensation for administering intradialytic parenteral nutrition therapy; and

            - Billing for certain Doppler flow and bio-impedance analysis tests performed in clinical studies.


     As a result of the settlement, National Medical Care's subsidiaries, Lifechem, Inc., NMC Homecare, Inc. and NMC Medical Products, Inc. pled guilty to certain violations of federal law. The plea agreements impose a total of $101million in federal criminal fines, which have been included in the net settlement amount described above. As a consequence of their guilty pleas, these subsidiaries will be excluded effective March 31, 2000 from further participation in federally funded health care programs, including Medicare, Medicaid and TriCare. The Company believes that these exclusions will not materially interrupt the Company's provision or receipt of payment for the products and services that the excluded subsidiaries provides, because the Company intends to continue to provide these products and services through other subsidiaries, which will continue to be qualified to participate in federal health care programs.

     With the exception of these three guilty pleas, the Company has been advised that the government has declined criminal prosecution of FMC and its subsidiaries, with respect to all aspects of the government investigation and that there is no pending federal criminal investigation of Fresenius Medical Care Holdings. Further, with respect to the settlement, the government has released Fresenius Medical Care Holdings from civil liability for all of the conduct described in the settlement agreements. The government has also advised the Company that, with the limited exception described below, the government has no current investigation and no intention of initiating an investigation in connection with any conduct that has been the subject of the government investigations. The continued effectiveness of these releases is subject to the Company satisfying all payment obligations under the settlement agreements. There have been allegations raised by private parties against the Company, most of which have been previously investigated by the government in the course of the government investigation and resolved without a finding of liability against the Company. The government has reserved the right to investigate elements of these allegations that have not previously been investigated. While there can be no assurance, the Company believes that the resolution of these recent allegations will not have a material adverse impact on the business, financial condition or results of operations.

     "Whistleblower actions" are filed under seal as a matter of law in the first instance, thereby preventing disclosure to the Company and to the public, except by court order. The Company and its subsidiaries may be the subject of other whistleblower actions not known to the Company, or which have not yet been unsealed. The resolution of any such action could have a material adverse impact on our business, financial condition and results of operations.

     With one exception, each of the qui tam or whistleblower actions which serves as the basis for the government investigation have been dismissed as a result of the settlement. The exception is a portion of a qui tam proceeding filed in the United States District Court for the Middle District of Tennessee on December 15, 1994. That action was transferred to the United Stated District Court for the District of Massachusetts in 1995, and disclosed to the Company in September 1999. The portion of this qui tam action that will not be dismissed as a result of the settlement alleges, among other things, that the Company violated the Medicare and Medicaid Anti-kickback Statute by providing discounted hemodialysis products to induce the purchase of laboratory services. In the settlement agreement, the
U. S. government has declined to continue to pursue further the investigation or prosecution of these allegations. The government and the current and former employees who filed this qui tam action, called "relators," offered to dismiss this portion of this qui tam action in connection with the settlement. However, this offer required that the Company grant a full release of all of the Company's claims against the relators, and the Company is unwilling to do so. While there can be no assurance, the Company believe that the resolution of these remaining allegations will not have a material adverse impact on the Company's business, financial condition or results of operations.

      The settlement does not extend to any current or former employees of NMC or its subsidiaries, including those who have been, or may be, indicted in connection with the government investigations.

      In connection with the settlement, the Company entered into an eight-year Corporate Integrity Agreement dated January 18, 2000 with the government. During the term of this agreement, the Company is required, among other things, to ensure that its current compliance program includes, at least the following:

            -     a written code of conduct;

            - compliance training program, compliance policies and procedures relating to the areas covered by the government investigation;

            - screening of employees and others for eligibility to participate in federal health care programs;

            -     annual audits by an independent review organization;

            -     a confidential disclosure program; and

            -     periodic reporting to the government.

      The Corporate Integrity Agreement provides for penalties of up to $2,500 per day for each day during which the Company fails to satisfy its obligations under the agreement. The Corporate Integrity Agreement permits the government to exclude the Company and its subsidiaries from participation in federal health care programs if a material breach of the agreement occurs and is not corrected by the Company within thirty days after the Company receives written notice of the breach. The Company derives approximately 55% of its consolidated revenue from U.S. federal health care benefit programs. Consequently, a material breach the Company of the Corporate Integrity Agreement that results in the exclusion of the Company or its subsidiaries from continued participation in federal health care programs would have a material adverse effect on its business, financial condition and results of operations.

      The foregoing discussion of the settlement, the settlement agreements, the plea agreements and the Corporate Integrity Agreement describes the material terms of those agreements but is not complete and is qualified in its entirety by reference to the full text of the agreements. These agreements have been filed as exhibits to the Company's periodic reports to the Securities and Exchange Commission, and may be obtained from the Securities and Exchange Commission as described under "Where You Can Find More Information."


      OTHER LEGAL PROCEEDINGS

      DISTRICT OF NEW JERSEY INVESTIGATION

      NMC had received multiple subpoenas from a federal grand jury in the District of New Jersey investigating, among other things, whether NMC sold defective products, the manner in which NMC handled customer complaints and certain matters relating to the development of a new dialyzer product line. NMC cooperated with this investigation and provided the grand jury with extensive documents. In February, 1996, NMC received a letter from the U.S. Attorney's Office for the District of New Jersey indicating that it was the target of a federal grand jury investigation into possible violation of criminal law in connection with its efforts to persuade the Food and Drug Administration to lift a January 1991 import hold issued with respect to NMC's Dublin, Ireland manufacturing facility. In June 1996, NMC received a letter from the U.S. Attorney for the District of New Jersey indicating that the U.S. Attorney had declined to prosecute NMC with respect to a submission related to NMC's effort to lift the import hold. The letter added that NMC remains a subject of a federal grand jury's investigation into other matters. NMC also produced documents in response to a June 1996 subpoena from the federal grand jury requesting certain documents in connection with NMC's imports of the FOCUS(R) dialyzer from January 1991 to November 1995. Pursuant to a plea agreement entered into with the U.S. Attorney for the District of New Jersey and the Food and Drug Administration, NMC's subsidiary, NMC Medical Products, Inc. in December 1999 pled guilty to two misdemeanor violations of the Federal Food, Drug and Cosmetic Act, and agreed to pay the U.S government $3.8 million. The U.S. District Court for the District of New Jersey approved the terms of the plea agreement and the judgement has been satisfied by payment of the $3.8 million. Under the terms of the plea agreement, NMC Medical Products has been released, together with National Medical Care and its related entities and their present officers, directors and employees, from any further civil or criminal liability with respect to all matters investigated by the U.S. Attorney's Office for the District of New Jersey, including the matters described above, or arising out of Food and Drug Administration inspection of NMC Medical Products' facilities prior to October 20, 1995. The $3.8 million paid in January 2000 pursuant to this agreement does not constitute part of the $427.1 million in net payments relating to the settlement of the U.S. government investigation.


      COMMERCIAL INSURER LITIGATION

     In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York. Based in large part on information contained in prior reports filed by the Company with the Securities and Exchange Commission, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. The amended complaint seeks unspecified damages and costs. In February 2000, the Company was served with a similar complaint filed by Connecticut General Life Insurance Company, Equitable Life Assurance Society for the United States, Cigna Employee Benefits Services, Inc. and Guardian Life Insurance Company of America, Inc. (Connecticut General Life Insurance Company et al v. National Medical Care et al, 00-Civ-0932) seeking unspecified damages and costs. However, the Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend both lawsuits. Other private payors have contacted the Company and may assert that NMC received excess payment and similarly, may join either lawsuit or file their own lawsuit seeking reimbursement and other damages from NMC. An adverse result could have a material adverse effect on the Company's business, financial condition and result of operations.

      In May 1999, the Company filed counterclaims against Aetna Life Insurance Company and Aetna U.S. Healthcare, Inc. based on inappropriate claim denials and delays in claim payments. The Company is investigating similar counterclaims against other private payors that have filed a complaint or contacted them. An adverse result of these litigations could have a material adverse effect on the Company's business, financial position and result of operations. The settlement of the U.S. government investigations does not resolve these proceedings and claims.

      The ultimate outcome and impact on the Company of these proceedings cannot be predicted at this time.

      OBRA 93

      The Omnibus Budget Reconciliation Act of 1993 affected the payment of benefits under Medicare and employer health plans for dual-eligible ESRD patients. In July 1994, the Health Care Financing Administration issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by that act would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, patients' employer health plans were responsible for payment, which was generally at rates higher than those provided under Medicare.

      In April 1995, the Health Care Financing Administration issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. The Health Care Financing Administration further proposed that its new instruction be effective retroactive to August 1993, the effective date off the Omnibus Budget Reconciliation Act of 1993.

      NMC ceased to recognize the incremental revenue realized under the original instruction as of July 1, 1995, but it continued to bill employer health plans as primary payors for patients affected by the Omnibus Budget Reconciliation Act of 1993 through December 31, 1995. As of January 1, 1996, NMC commenced billing Medicare as primary payor for dual eligible ESRD patients affected by the act, and then began to re-bill in compliance with the revised policy for services rendered between April 24 and December 31, 1995.

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB) seeking to preclude the Health Care Financing Administration from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude the Health Care Financing Administration from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that the Health Care Financing Administration's retroactive application of the April 1995 rule was legally invalid. The Health Care Financing Administration cross-moved for summary judgement on the grounds that April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgement in favor of NMC, holding the Health Care Financing Administration's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined the Health Care Financing Administration from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on the Health Care Financing Administration's motion for summary judgement pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgement requesting that the Court declare the Health Care Financing Administration's prospective application of the April 1995 rule invalid and permanently enjoin Health Care Financing Administration from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Health Care Financing Administration elected not to appeal the Court's June 1995 and January 1998 orders. The Health Care Financing Administration may, however, appeal all rulings at the conclusion of the litigation. If the Health Care Financing Administration should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under the Health Care Financing Administration's original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected. The settlement of the U.S. government investigation does not resolve these proceedings and claims.

      ADMINISTRATION APPEALS

      NMC and its subsidiaries regularly purse various administrative appeals relating to reimbursement issues in connection with their dialysis facilities. One such appeal consists of a challenge to the Medicare regulation which capped reimbursement for the bad debts incurred by dialysis facilities. In 1998, the U.S. Court of Appeals for the District of Columbia ruled favorably in connection with the bad debt issue, holding that the Secretary of Health and Human Services had not adequately justified the bad debt regulation, and ruling that the government's order adopting the rule was arbitrary and capricious. The Court of Appeals remanded the matter to the Secretary to provide a more adequate explanation of the bad debt cap or to abandon it. Subsequently, the Court modified its holding to continue the bad debt regulation in effect pending remand and, the Company has revised its estimate of recoveries for the previously disallowed bad debt expense associated with the regulation. The Company has reached an agreement with the Department of Health and Human Services with respect to certain material terms to resolve this matter in June 1999. Pursuant to the agreement the Health Care Financing Administration paid the Company $20.9 million in February 2000.

      STATE OF FLORIDA

      In October 1999, NMC received an Antitrust Civil Investigative Demand ("CID") from the Attorney General of the State of Florida ("Florida AG"). The CID was issued by the Florida AG in the course of an investigation to determine whether there is, has been, or may be a violation of federal and Florida laws resulting from the possible monopolization of, or the entering into agreement in restraint of, trade relating to the provision of dialysis products and services in Florida.

      The Company is cooperating with the Florida AG's investigation by providing documents and other information to them. The impact of this investigation on the business and financial condition, if any, cannot be determined at this time.

      OTHER LITIGATION AND POTENTIAL EXPOSURES

      In recent years, physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging professional negligence, malpractice, product liability, worker's compensation or related claims, many of which involve large claims and significant defense costs. The Company has been subject to these suits due to the nature of its business and expects lawsuits of those types to continue from time to time. Although the

Company maintains insurance at a level which is believed to be prudent, the Company cannot assure that the coverage limits will be adequate or that all asserted claims will be covered by insurance. In Addition, there can be no assurance that liability insurance will continue to be available at acceptable costs. A successful claim against the Company or any of its subsidiaries in excess of insurance coverage could have a material adverse effect on the results of our operations.

      The Company operates a large number and wide variety of facilities throughout the U.S. In such a decentralized system it is often difficult to maintain the desired level of oversight and control over the thousand of individuals employed by many affiliated companies. The Company relies upon management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. However, on occasion, the Company has identified instances where employees, deliberately or inadvertently, have submitted inadequate or false billing while employed by an affiliated company. The illegal action of such persons my subject the Company to liability under the False Claims Act, among other laws, and the Company cannot predict whether such law enforcement authorities may use such information to initiate further investigations of the business practice disclosed or any of our other business activities.

NOTE 17. SIGNIFICANT RELATIONS

      For the periods presented, approximately 64% of the Company's health care services net revenues are paid by and subject to regulations under governmental programs, primarily Medicare and Medicaid. The Company maintains reserves for losses related to these programs, including uncollectible accounts receivable, and such losses have been within management's expectations.

      Revenues from EPO accounted for approximately 28% of the Dialysis Services net revenues for the twelve months ended December 31, 1999 and materially contribute to Dialysis Services operating earnings. EPO is produced by a single source manufacturer, Amgen, Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations.


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

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company generally evaluates division operating performance based on Earnings Before Interest and Taxes (EBIT) but does use Earning Before Interest, Taxes, Depreciation and Amortization (EBITDA) in some cases.

      The table below provides information for the years ended December 31, 1999, 1998 and 1997 pertaining to the Company's operations by geographic area.


                                       UNITED STATES       ASIA/PAC IFIC         TOTAL
                                       -------------       -------------         -----
NET REVENUES
Twelve Months Ended        1999        $ 2,811,380        $     3,853         $ 2,815,233
Twelve Months Ended        1998          2,564,785              6,621           2,571,406
Twelve Months Ended        1997          2,156,622              9,257           2,165,879

OPERATING EARNINGS
Twelve Months Ended        1999            511,847                444             512,291
Twelve Months Ended        1998            446,725              1,013             447,738
Twelve Months Ended        1997            332,166               (123)            332,043

Assets                     1999          2,553,763             10,112           2,563,875
                           1998          2,461,863              9,584           2,471,447
                           1997          2,246,171             12,239           2,258,410

      The table below provides information for the years ended December 31, 1999, 1998 and 1997 pertaining to the Company's two industry segments.



                                                                                        LESS
                                                    DIALYSIS         DIALYSIS        INTERSEGMENT
                                                    SERVICES         PRODUCTS           SALES              TOTAL
                                                    --------         --------           -----              -----
NET REVENUES
Twelve Months Ended                   1999        $2,339,185        $  706,709        $  230,661        $2,815,233
Twelve Months Ended                   1998         2,116,185           662,324           207,103         2,571,406
Twelve Months Ended                   1997         1,754,655           629,848           218,624         2,165,879

OPERATING EARNINGS
Twelve Months Ended                   1999           386,479           125,812                --           512,291
Twelve Months Ended                   1998           344,208           103,530                --           447,738
Twelve Months Ended                   1997           265,713            66,330                --           332,043

Assets                                1999         1,918,612           645,263                --         2,563,875
                                      1998         1,815,368           656,079                --         2,471,447
                                      1997         1,627,295           631,115                --         2,258,410

CAPITAL EXPENDITURES
Twelve Months Ended                   1999            59,061            15,519                --            74,580
Twelve Months Ended                   1998            54,821            13,147                --            67,968
Twelve Months Ended                   1997            79,123            50,729                --           129,852

DEPRECIATION AND AMORTIZATION
   OF PROPERTIES AND EQUIPMENT
Twelve Months Ended                   1999           117,059            21,936                --           138,995
Twelve Months Ended                   1998           114,240            22,175                --           136,415
Twelve Months Ended                   1997            94,572            26,739                --           121,311

      The table below provides the reconciliations of reportable segment operating earnings, assets, capital expenditures, and depreciation and amortization to the Company's consolidated totals.


                                                                                          TWELVE MONTHS ENDED DECEMBER 31,
                                                                               ---------------------------------------------------
                        SEGMENT RECONCILIATION                                    1999                1998                1997
                                                                               -----------         -----------         -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
AND CUMULATIVE EFFECTIVE OF CHANGE IN ACCOUNTING FOR START UP
COSTS:
     Total operating earnings for reportable segments                          $   512,291         $   447,738         $   332,043
     Corporate G&A (including foreign exchange)                                   (113,374)           (108,618)            (70,240)
     Research and development  expense                                              (4,065)             (4,060)             (4,077)
     Net interest expense                                                         (201,916)           (208,776)           (178,086)
     Special charge for settlement of investigation and related costs             (601,000)                 --                  --
                                                                               -----------         -----------         -----------

     Income (Loss) before income taxes and cumulative effective of
     change  in accounting for start up costs                                  $  (408,064)        $   126,284         $    79,640
                                                                               ===========         ===========         ===========

ASSETS:
     Total assets for reportable segments                                      $ 2,563,875         $ 2,471,447         $ 2,258,410
     Intangible assets not allocated to segments                                 2,006,985           2,067,648           2,002,656
     Accounts receivable financing agreement                                      (335,000)           (305,600)           (200,000)
     Net assets of discontinued operations and IDPN accounts receivable             59,151             151,067             370,677
     Corporate assets and other                                                    349,557             228,841             339,443
                                                                               -----------         -----------         -----------
     Total Assets                                                              $ 4,644,568         $ 4,613,403         $ 4,771,186
                                                                               ===========         ===========         ===========

Capital Expenditures
     Total capital expenditures for reportable segments                        $    74,580         $    67,968         $   129,852
     Corporate capital expenditures                                                  6,750               6,685               3,892
                                                                               -----------         -----------         -----------
     Total Capital Expenditures                                                $    81,330         $    74,653         $   133,744
                                                                               ===========         ===========         ===========

DEPRECIATION AND AMORTIZATION:
     Total depreciation and amortization  for reportable segments              $   138,995         $   136,415         $   121,311
     Corporate depreciation and amortization                                        78,957              79,799              78,415
                                                                               -----------         -----------         -----------

     Total Depreciation and Amortization                                       $   217,952         $   216,214         $   199,726
                                                                               ===========         ===========         ===========

NOTE 19. QUARTERLY SUMMARY (UNAUDITED)

                                                               ------------------------------------------------------------------
                                                               1ST QUARTER       2ND QUARTER       3RD QUARTER        4TH QUARTER
                                                               -----------       -----------       -----------        -----------
1999
Net revenues                                                    $  672,140        $  698,466        $  711,850         $  732,777

Cost of health care services and medical supplies                  450,432           471,548           477,726            480,008
Operating expenses                                                 134,003           129,403           131,995            145,267
  Operating earnings
Interest expense, net                                               50,126            52,504            49,524             49,761
Special charge for settlement of investigations and
   related costs                                                        --                --           590,000             11,000
                                                                ----------        ----------        ----------         ----------
   Total expenses                                                  634,561           653,455         1,249,245            686,036
                                                                ----------        ----------        ----------         ----------
Earnings (Loss) from continuing operations before income
taxes and cumulative effect of accounting policy change             37,579            45,011          (537,395)            46,741
Provision (Benefit) for income taxes                                19,952            23,607          (150,190)            25,594
                                                                ----------        ----------        ----------         ----------
Net earnings (loss) from continuing operations
before cumulative effect of accounting change                   $   17,627        $   21,404        $ (387,205)        $   21,147
                                                                ==========        ==========        ==========         ==========


                                                              --------------------------------------------------------------
                                                              1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
                                                              -----------      -----------      -----------      -----------
1998
Net revenues                                                    $610,046         $638,282         $655,652         $667,426

Cost of health care services and medical supplies                406,842          423,903          433,103          443,595
Operating expenses                                               136,213          130,986          134,400          127,304
Interest expense, net                                             47,099           53,080           54,880           53,717
                                                                --------         --------         --------         --------
   Total expenses                                                590,154          607,969          622,383          624,616
                                                                --------         --------         --------         --------
Earnings from continuing operations before income
taxes and cumulative effect of accounting policy change           19,892           30,313           33,269           42,810
Provision for income taxes                                        10,046           17,543           18,965           27,893
                                                                --------         --------         --------         --------
Net earnings from continuing operations before
   cumulative effect of accounting change                       $  9,846         $ 12,770         $ 14,304         $ 14,917
                                                                ========         ========         ========         ========

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

      Under the date of February 21, 2000, we reported on the consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three years ended. as included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

      In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                                        KPMG LLP

February 21, 2000
Boston, MA

                                                                     SCHEDULE II

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

                                                                                  ADDITIONS (DEDUCTIONS)
                                                                                -------------------------
                                                                                  CHARGED
                                                                BALANCE AT     (CREDITED) TO
                                                                BEGINNING OF      COSTS AND      OTHER NET         BALANCE AT
                                                                   YEAR           EXPENSES                        END OF PERIOD
                                                                   ----           --------       ---------        -------------
DESCRIPTION
Valuation and qualifying accounts deducted from assets:

Allowances for notes and accounts receivable                     49,209           42,243          (28,440)           63,012

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                                                  ADDITIONS (DEDUCTIONS)
                                                                                ---------------------------
                                                                                CHARGED
                                                               BALANCE AT      (CREDITED) TO
                                                              BEGINNING OF       COSTS AND                         BALANCE AT
                                                                  YEAR           EXPENSES         OTHER NET       END OF PERIOD
                                                                  ----           --------         ---------       -------------
DESCRIPTION
Valuation and qualifying accounts deducted from assets:

Allowances for notes and accounts receivable                      53,109           54,709          (58,609)           49,209


                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997

                                                                                  ADDITIONS (DEDUCTIONS)
                                                                                ---------------------------
                                                                                CHARGED
                                                               BALANCE AT      (CREDITED) TO
                                                              BEGINNING OF       COSTS AND                         BALANCE AT
                                                                  YEAR           EXPENSES         OTHER NET       END OF PERIOD
                                                                  ----           --------         ---------       -------------
DESCRIPTION
Valuation and qualifying accounts deducted from assets:

Allowances for notes and accounts receivable                     $ 56,491        $ 43,300          $(46,682)        $ 53,109

                                  EXHIBIT INDEX

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       -----------
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

Exhibit 4.10      Amendment  No. 8 dated as of June 30, 1999 to the Credit  Agreement  dated as of September 27,
                  1996 among National  Medical Care, Inc. and Certain  Subsidiaries  and Affiliates,  as Borrowers,
                  Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein,  NationsBank,  N.A. as paying  agent and the Bank of Nova  Scotia,  the Chase  Manhattan  Bank,  Dresdner  Bank A.G. and
                  NationsBank, N.A. as Managing Agent (filed herewith).

Exhibit 4.11      Amendment  No. 9 dated as of December 15, 1999 to the Credit  Agreement  dated as of September
                  27,  1996 among  National  Medical  Care,  Inc.  and  Certain  Subsidiaries  and  Affiliates,  as
                  Borrowers,   Certain  Subsidiaries  and  Affiliates   Guarantors,   the  Lenders  named  therein,
                  NationsBank,  N.A.  as  paying  agent and the Bank of Nova  Scotia,  the  Chase  Manhattan  Bank,
                  Dresdner Bank A.G. and NationsBank, N.A. as Managing Agent (filed herewith).

Exhibit 4.12      Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May
                  14, 1998).

Exhibit 4.13      Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State
                  Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the
                  Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of
                  Registrant filed with the Commission on March 31, 1997).

Exhibit 4.14      Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG,
                  State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and
                  Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior
                  Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.15      Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l.
                  Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care
                  Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7
                  3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of
                  Registrant filed with Commission on March 23, 1998).

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

Exhibit 10.4      Primary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.5      Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.6      Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC
                  Funding Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.7      Amendment dated as of September 28, 1998 to the Receivables Purchase Agreement dated as of
                  August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care,
                  Inc., as Seller (incorporated herein by reference to the Form 10-Q of Registrant filed with
                  Commission on November 12, 1998).

Exhibit 10.8      Amended and Restated Transfer and Administration Agreement dated as September 27, 1999 among
                  Compass US Acquisition, LLC NMC Funding Corporation, National Medical Care, Inc., Enterprise
                  Funding Corporation, the Bank Investors listed therein Westdeutsche Landesbank Girozentrale, New
                  York Branch, as an administrative agent and Bank of America, as an administrative agent (filed herewith).

Exhibit 10.9      Employment agreement dated January 1, 1992 by and between Ben J. Lipps and Fresenius USA, Inc.
                  (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA, Inc., for
                  the year ended December 31, 1992).

Exhibit 10.10     Modification to FUSA Employment Agreement effective as of January 1, 1998 by and between Ben J.
                  Lipps and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-Q of
                  Registrant filed with Commission on May 14, 1998).

Exhibit 10.11     Employment Agreement dated July 1, 1997 by and between Jerry A. Schneider and the Company
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May
                  14, 1998).

Exhibit 10.12     Addendum to Employment Agreement dated as of September 18, 1997 by and between Jerry A.
                  Schneider and the Company (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.13     Separation Agreement dated as of July 21, 1998 by and between Geoffrey W. Swett and National
                  Medical Care, Inc., (incorporated herein by reference to the Form 10-Q of Registrant filed with
                  Commission on November 12, 1998).

Exhibit 10.14     Employment  Agreement  dated  October  23,  1998 by and  between  Roger G.  Stoll and  National
                  Medical Care, Inc.  (incorporated  herein by reference to the Form 10-K of Registrant  filed with
                  Commission on March 9, 1999).

Exhibit 10.15     Employment Agreement dated November 11, 1998 by and between William F. Grieco and National
                  Medical Care, Inc., (incorporated herein by reference to the Form 10-K of Registrant filed with
                  Commission on March 9, 1999).

Exhibit 10.16     Separation Agreement dated as of September 30, 1999 by and among William F. Grieco and Fresenius
                  Medical Care Holdings, Inc. and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on August 3, 1999).

Exhibit 10.17     Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and certain
                  Subsidiaries with Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of
                  Registrant filed with Commission on November 22,1999).

Exhibit 11        Statement re: Computation of Per Share Earnings.

Exhibit 27        Financial Data Schedule

                    (d) Financial Statement Schedules

                        Schedule II- Valuation and Qualifying Accounts


(b) Reports on Form 8-K

      On January 21, 2000, the Company filed a report on Form 8-K with respect to the Company's settlement of the OIG Investigation with the United States Government.