Form 10-Q
period 2000-03-31
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2000-05-12
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
                                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________

                         COMMISSION FILE NUMBER: 1-3720

                      FRESENIUS MEDICAL CARE HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     New York                                  13-3461988
   ----------------------------------------------      ------------------------
   (State or Other Jurisdiction of Incorporation)      (I.R.S. Employer ID No.)

         95 Hayden Avenue, Lexington, MA                         02420
      ---------------------------------------                  ----------
      (Address of Principal Executive Office)                  (Zip Code)


        Registrant's Telephone Number, Including Area Code: 781-402-9000


--------------------------------------------------------------------------------

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

    ITEM 1: FINANCIAL STATEMENTS PAGE

            Unaudited Consolidated Statements of Earnings ..................   4
            Unaudited Consolidated Statements of Comprehensive Income.......   5
            Unaudited Consolidated Balance Sheets...........................   6
            Unaudited Consolidated Statements of Cash Flows.................   7
            Notes to Unaudited Consolidated Financial Statements............   9

    ITEM2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION
            AND RESULTS OF OPERATIONS.......................................  16

    ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.....................................................  19

PART II: OTHER INFORMATION

    ITEM 1: Legal Proceedings...............................................  20

    ITEM 6: Exhibits and Reports on Form 8-K................................  23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
NET REVENUES
     Health care services ...............................     $626,077     $553,457
     Medical supplies ...................................      119,038      118,683
                                                              --------     --------
                                                               745,115      672,140
                                                              --------     --------
EXPENSES
     Cost of health care services .......................      420,403      368,808
     Cost of medical supplies ...........................       86,455       81,624
     General and administrative expenses ................       71,587       63,987
     Provision for doubtful accounts ....................       12,379       15,058
     Depreciation and amortization ......................       54,736       53,934
     Research and development ...........................        1,197        1,024
     Interest expense, net, and related financing costs
      including $25,164 and $20,578, of interest with
      affiliates ........................................       47,118       50,126
     Interest expense on settlement of investigation,
      net ...............................................        6,185           --
                                                              --------     --------
                                                               700,060      634,561
                                                              --------     --------
INCOME BEFORE  INCOME TAXES .............................       45,055       37,579
PROVISION FOR INCOME TAXES ..............................       21,961       19,952
                                                              --------     --------
NET INCOME ..............................................     $ 23,094     $ 17,627
                                                              ========     ========
Basic and fully dilutive earnings per share
     Net Income .........................................     $   0.26     $   0.19


     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    --------------------
                                                     2000         1999
                                                    -------      -------
NET INCOME ...................................      $23,094      $17,627
 Other comprehensive income ..................
    Foreign currency translation adjustments..          120         (392)
                                                    -------      -------
    Total other comprehensive income .........          120         (392)
                                                    -------      -------
 COMPREHENSIVE INCOME ........................      $23,214      $17,235
                                                    =======      =======

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2000           1999
                                                                 -----------    ------------
                                                                 (UNAUDITED)
ASSETS
------
Current Assets:
     Cash and cash equivalents .............................     $   15,941      $   12,563
     Accounts receivable, less allowances of $66,058 and
      $63,012...............................................        336,928         295,235
     Inventories ...........................................        177,158         183,112
     Deferred income taxes .................................        203,032         219,454
     Other current assets ..................................        123,790         130,771
     IDPN accounts receivable ..............................         20,756          53,962
                                                                 ----------      ----------
          Total Current Assets .............................        877,605         895,097
                                                                 ----------      ----------

Properties and equipment, net ..............................        429,267         428,793
                                                                 ----------      ----------
Other Assets:
     Excess of cost over the fair value of net
        acquired and other intangible assets, net of
        accumulated amortization of $459,317 and $424,704 ..      3,261,961       3,265,491
     Other assets and deferred charges .....................         49,920          49,998
     Non-current IDPN accounts receivable ..................             --           5,189
                                                                 ----------      ----------
          Total Other Assets ...............................      3,311,881       3,320,678
                                                                 ----------      ----------
Total Assets ...............................................     $4,618,753      $4,644,568
                                                                 ==========      ==========
LIABILITIES AND EQUITY
----------------------
Current Liabilities:
     Note payable settlement ...............................     $  135,147      $       --
     Current portion of long-term debt and capitalized lease
        oblibations ........................................        144,479         142,110
     Current portion of borrowing from affiliates ..........        670,104         372,949
     Accounts payable ......................................        131,100         133,337
     Accrued settlement ....................................             --         386,815
     Accrued liabilities ...................................        254,119         291,358
     Net accounts payable to affiliates ....................          6,942          12,361
     Accrued income taxes ..................................         20,070          12,433
                                                                 ----------      ----------
          Total Current Liabilities ........................      1,361,961       1,351,363

Non-current note payable settlement ........................         51,186              --
Long-term debt .............................................        592,088         615,065
Non-current borrowings from affiliates .....................        788,674         788,506
Capitalized lease obligations ..............................          1,133           1,190
Deferred income taxes ......................................        130,403         134,310
Accrued settlement .........................................             --          85,920
Other liabilities ..........................................         48,163          46,153
                                                                 ----------      ----------
          Total Liabilities ................................      2,973,608       3,022,507
                                                                 ----------      ----------

Equity:
   Preferred stock, $100 par value .........................          7,412           7,412
   Preferred stock, $.10 par value .........................          8,906           8,906
   Common stock, $1 par value; 300,000,000 shares
   authorized; outstanding 90,000,000 ......................         90,000          90,000
   Paid in capital .........................................      1,943,034       1,943,034
   Retained deficit ........................................       (404,739)       (427,703)
   Accumulated comprehensive income ........................            532             412
                                                                 ----------      ----------
        Total Equity .......................................      1,645,145       1,622,061
                                                                 ----------      ----------
Total Liabilities and Equity ...............................     $4,618,753      $4,644,568
                                                                 ==========      ==========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  -----------------------
                                                                     2000          1999
                                                                  ---------      --------
Cash Flows from Operating Activities:
     Net income .............................................     $  23,094      $ 17,627
     Adjustments to reconcile net income to net cash from
       Operating activities:
          Depreciation and amortization .....................        54,736        53,934
          Provision for doubtful accounts ...................        12,379        15,058
          Deferred income taxes .............................        12,515         4,914
          (Gain) loss on disposal of properties and equipment          (137)          187

Changes in operating assets and liabilities, net of effects
          of acquisitions and foreign exchange:
          Increase  in accounts receivable ..................       (61,101)      (20,869)
          Decrease (increase) in inventories ................         6,432        (6,388)
          Decrease (increase) in other current assets .......         8,958       (10,001)
          Decrease in IDPN accounts receivable ..............        38,395            --
          (Increase) decrease in other assets and deferred
            charges .........................................            76        (4,991)
          (Decrease) increase in accounts payable ...........        (2,238)        6,331
          Increase in accrued income taxes ..................         7,637        14,341
          Decrease in accrued liabilities ...................       (37,238)       (9,025)
          Increase in other long-term liabilities ...........         2,010         8,481
          Net changes due to/from affiliates ................        (5,419)          (25)
          Other, net ........................................         1,078         2,758
                                                                  ---------      --------
     Net cash provided by operating activities ..............        61,177        72,332
                                                                  ---------      --------

Cash Flows from Investing Activities:
          Capital expenditures ..............................       (20,261)      (17,457)
          Payments for acquisitions, net of cash acquired ...       (35,545)       (4,926)
                                                                  ---------      --------
     Net cash used in investing activities ..................       (55,806)      (22,383)
                                                                  ---------      --------

Cash Flows from Financing Activities:
          Payments on settlement ............................      (286,402)           --
          Net increase (decrease) in borrowings from
            affiliates ......................................       297,323       (11,912)
          Cash dividends paid ...............................          (130)         (130)
          Proceeds from issuance of debt ....................            --            37
          Proceeds from receivable financing facility .......         7,800         3,500
          Payments on debt and capitalized leases ...........       (20,665)      (33,181)
          Other, net ........................................            --           (94)
                                                                  ---------      --------
    Net cash used in financing activities ...................        (2,074)      (41,780)
                                                                  ---------      --------
Effects of changes in foreign exchange rates ................            81          (289)
                                                                  ---------      --------
Change in cash and cash equivalents .........................         3,378         7,880
Cash and cash equivalents at beginning of period ............        12,563         6,579
                                                                  ---------      --------
Cash and cash equivalents at end of period ..................     $  15,941      $ 14,459
                                                                  =========      ========

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                         2000        1999
                                                       -------     -------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
          Interest, net ..........................     $53,947     $51,773
          Income taxes paid, net .................       2,241         924

Details for Acquisitions:
     Assets acquired .............................      35,545       4,926
     Liabilities assumed .........................          --          --
                                                       -------     -------
     Net cash paid for acquisitions ..............     $35,545     $ 4,926
                                                       =======     =======


           See accompanying Notes to Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY

        Fresenius Medical Care Holdings, Inc., a New York corporation ("the Company") is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMC" or "Fresenius Medical Care"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc., a Delaware corporation ("NMC"); Fresenius USA Marketing Inc., and Fresenius USA Manufacturing Inc., Delaware corporations and Fresenius USA Inc., a Massachusetts corporation (collectively, "Fresenius USA" or "FUSA") and SRC Holding Company, Inc., a Delaware corporation ("SRC").

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NMC, FUSA, and SRC and those financial statements where the Company controls professional corporations in accordance with Emerging Issues Task Force Issue 97-2.

        The Company is primarily engaged in (i) providing kidney dialysis services, clinical laboratory testing and renal diagnostic services, and (ii) manufacturing and distributing products and equipment for dialysis treatment.

BASIS OF PRESENTATION

        BASIS OF CONSOLIDATION

        The consolidated financial statements in this report at March 31, 2000 and 1999 and for the three month interim periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1999 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

        The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2000.

        All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. INVENTORIES

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Inventories:
  Raw materials .........................................     $ 38,748     $ 41,045
  Manufactured goods in process .........................       11,429        8,748
  Manufactured and purchased inventory available for sale       90,422       90,748
                                                              --------     --------
                                                               140,599      140,541
  Health care supplies ..................................       36,559       42,571
                                                              --------     --------
     Total ..............................................     $177,158     $183,112
                                                              ========     ========

NOTE 3. DEBT

                                                                     MARCH 31,  DECEMBER 31,
                                                                       2000        1999
                                                                     ---------  ------------
Notes payable and Long-term debt to outside parties consists of:

NMC Credit Facility ............................................     $720,300     $738,150
Note payable settlement ........................................      186,333           --
Third-party debt, primarily bank borrowings at
   various interest with various maturities
                                                                       15,529       17,454
                                                                     --------     --------
                                                                      922,162      755,604
Less amounts classified as current .............................      278,888      140,539
                                                                     --------     --------
                                                                     $643,274     $615,065
                                                                     ========     ========



    Non current borrowings from affiliates consists of:

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2000            1999
                                                                ----------     ------------
Fresenius Medical Care AG non-current borrowings
    primarily at interest rates approximating  7.06 - 7.75%     $   54,160     $   42,949

Fresenius AG non-current borrowing at interest rates
    approximating  6.86 - 7.06% ...........................        270,700        330,000

Fresenius Medical Care Trust Finance S.a.r.l. at interest
    rates of 8.43% and 9.25% ..............................        786,524        786,524

Franconia Acquisition, LLC at interest rates approximating
    6.19% to 6.21% ........................................        344,185             --
Other .....................................................          3,209          1,982
                                                                ----------     ----------
                                                                 1,458,778      1,161,455
Less amounts classified as current ........................        670,104        372,949
                                                                ----------     ----------
Total .....................................................     $  788,674        788,506
                                                                ==========     ==========



        Franconia Acquisition, LLC is a wholly owned subsidiary of Fresenius Medical Care AG. In March 2000, the Company entered into demand notes payable to Franconia Acquisition, LLC totaling $344.2 million at interest rates approximating 6.19% to 6.21%.

NOTE 4.  SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

        Since 1995, NMC and certain subsidiaries had been the subject of an investigation (the "OIG Investigation") by the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, the United States Attorney for the District of Massachusetts (the "U.S. Attorney's Office") and other authorities concerning possible violations of federal laws, including the anti-kickback statute and the False Claims Act.

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

        In anticipation of the Settlement, the Company recorded a special pre-tax charge against its consolidated earnings in 1999 totaling $601 million ($419 million after tax). This special pre-tax charge included (i) a charge of $486.3 million for settlement payment obligations to the Government, (ii) a $94.3 million write-off of the remaining receivables described above, and (iii) a reserve for other related costs of $20.4 million. The settlement payment obligations to the Government and the amounts due to the Company for the outstanding Medicare receivables have been classified in the balance sheet at their expected settlement dates.

        Under the definitive agreements with the Government, the Company entered into a note payable for the settlement payment obligations to the Government. Interest on installment payments to the Government will accrue at 6.3% on $51.2 million of the obligation and at 7.5% annually on the balance, until paid in full.

        In February 2000, the Company made initial payments to the Government totaling $286.4 million. The remaining obligations will be paid in six quarterly installments beginning April 2000 and ending July 2001. The first four quarterly installments will be made in the amount of $35.4 million including interest at 7.5%. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively.

        In addition, the Company will receive approximately $59.2 million from the Government related to the Company's claims for outstanding Medicare receivables. In March 2000, the Company received an initial payment from the Government of $38.4 million. The remaining balance will be received by the Company in four quarterly payments beginning in May 2000 and ending February 2001. The quarterly receipts from the Government will be for principal of $5.2 million plus interest at 7.5%.

NOTE 5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

        DISTRICT OF MASSACHUSETTS

        With one exception, each of the qui tam or "whistleblower" actions which served as the basis for the recently settled federal government investigation were dismissed as a result of the Settlement. The exception is a portion of a qui tam proceeding filed in the United States District Court for the Middle District of Tennessee on December 15, 1994. That action was transferred to the United States District Court for the District of Massachusetts in 1995, and disclosed to the Company in September 1999. The portion of this qui tam action that was not dismissed as a result of the settlement alleges, among other things, that the Company violated the Medicare and Medicaid Anti-kickback Statute by providing discounted hemodialysis products to induce the purchase of laboratory services. In the Settlement Agreements, the U. S. government has declined to continue to pursue further the investigation or prosecution of these allegations. The government and the current and former employees who filed this qui tam action, called "relators," offered to dismiss this portion of this qui tam action in connection with the settlement. However, this offer required that the Company grant a full release of all of the Company's claims against the relators, and the Company was unwilling to do so. While there can be no assurance, the Company believes that the resolution of these remaining allegations will not have a material adverse impact on the Company's business, financial condition or results of operations.

        COMMERCIAL INSURER LITIGATION

        In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York. Based in large part on information contained in prior reports filed by the Company with the Securities and Exchange Commission, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. The amended complaint seeks unspecified damages and costs. In February 2000, the Company was served with a similar complaint filed by Connecticut General Life Insurance Company, Equitable Life Assurance Society for the United States, Cigna Employee Benefits Services, Inc. and Guardian Life Insurance Company of America, Inc. (Connecticut General Life Insurance Company et al v. National Medical Care et al, 00-Civ-0932) seeking unspecified damages and costs. However, the Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend both lawsuits. Other private payors have contacted the Company and may assert that NMC received excess payment and, similarly, may join either lawsuit or file their own lawsuit seeking reimbursement and other damages.

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

        Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and result of operations.

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

        In April 1995, the Health Care Financing Administration issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. The Health Care Financing Administration further proposed that its new instruction be effective retroactive to August 1993, the effective date of the Omnibus Budget Reconciliation Act of 1993.

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

        On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No.95-0860 (WBB) seeking to preclude the Health Care Financing Administration from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude the Health Care Financing Administration from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that the Health Care Financing Administration's retroactive application of the April 1995 rule was legally invalid. The Health Care Financing Administration cross-moved for summary judgement on the grounds that April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgement in favor of NMC, holding the Health Care Financing Administration's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined the Health Care Financing Administration from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on the Health Care Financing Administration's motion for summary judgement pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgement requesting that the Court declare the Health Care Financing Administration's prospective application of the April 1995 rule invalid and permanently enjoin Health Care Financing Administration from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Health Care Financing Administration elected not to appeal the Court's June 1995 and January 1998 orders. The Health Care Financing Administration may, however, appeal all rulings at the conclusion of the litigation. If the Health Care Financing Administration should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under the Health Care Financing Administration's original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected.

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

         OTHER LITIGATION AND POTENTIAL EXPOSURES

         The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the U.S. anti-kickback statute, the False Claims Act, the Stark Law, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. In the U.S., enforcement has become a high priority for the federal government and some states, due in part to budgetary constraints on the government reimbursement programs and the high level of visibility accorded to government efforts to deal with alleged fraud and abuse. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to expensive review by regulatory authorities, and the Company cannot exclude the possibility of additional inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

         The Company operates a large number and wide variety of facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliate companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. However, on occasion, the Company has identified instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The illegal actions of such persons may subject the Company and its subsidiaries to liability under the False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

         Physicians, hospitals and other participants in the health care industry are also subject to a large number of lawsuits alleging professional negligence, malpractice, product liability, worker's compensation or related claims, many of which involve large claims and significant defense costs. The Company has been subject to these suits due to the nature of its business and the Company expects that those types of lawsuits may continue. Although the Company maintains insurance at a level which it believes to be prudent, the

Company cannot assure that the coverage limits will be adequate or that insurance will cover all asserted claims. A successful claim against the Company or any of its subsidiaries in excess of insurance coverage could have a material adverse effect upon the Company and the results of its operations. Any claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the Company's reputation and business.

         CONTINGENT NON-NMC LIABILITIES OF W.R. GRACE & CO. (NOW KNOWN AS FRESENIUS MEDICAL CARE HOLDINGS, INC.)

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

NOTE 6. INDUSTRY SEGMENTS INFORMATION

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

The table below provides information for the three months ended March 31, 2000 and 1999 pertaining to the Company's two industry segments.

                                                                                                      LESS
                                                                 DIALYSIS          DIALYSIS        INTERSEGMENT
                                                                 SERVICES          PRODUCTS          SALES            TOTAL
                                                                ----------         --------        ------------    -----------
NET REVENUES
Three Months Ended                                  3/31/00     $  630,002         $174,942        $59,829         $  745,115
Three Months Ended                                  3/31/99        557,025          169,142         54,027            672,140

OPERATING EARNINGS
Three Months Ended                                  3/31/00         99,101           26,252             --            125,353
Three Months Ended                                  3/31/99         87,802           29,056             --            116,858

ASSETS                                            3/31/2000      1,952,864          652,074             --          2,604,938
                                                 12/31/1999      1,918,612          645,263             --          2,563,875


     Total assets of $4,618,753 is comprised of total assets for reportable segments, $2,604,938; intangible assets not allocated to segments, $1,990,997; financing agreement ($342,800); IDPN accounts receivable, $20,756; and other corporate assets, $344,862.


The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                            THREE MONTHS ENDED
                  SEGMENT RECONCILIATION                         MARCH 31,
                  ----------------------                  ----------------------
                                                            2000          1999
                                                          --------      --------
INCOME BEFORE  INCOME TAXES:
     Total operating earnings for reportable segments     $125,353      $116,858
     Corporate G&A ..................................      (25,798)      (28,129)
     Research and development expense ...............       (1,197)       (1,024)
     Net interest expense ...........................      (53,303)      (50,126
                                                          --------      --------
Income Before Income Taxes ..........................     $ 45,055      $ 37,579
                                                          ========      ========

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


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ---------------------
                                                 (DOLLARS IN MILLIONS)
                                                     2000      1999
                                                     ----      ----
         NET REVENUES
             Dialysis Services .................     $630      $557
             Dialysis Products .................      175       169
             Intercompany Eliminations .........      (60)      (54)
                                                     ----      ----
         Total Net Revenues ....................     $745      $672
                                                     ====      ====

         Operating Earnings:
             Dialysis Services .................     $ 99      $ 88
             Dialysis Products .................       26        29
                                                     ----      ----
         Total Operating Earnings ..............      125       117
                                                     ----      ----

         Other Expenses:
             General Corporate .................     $ 26      $ 28
             Research & Development ............        1         1
             Interest Expense, Net .............       47        50
             Interest Expense on Settlement, Net        6        --
                                                     ----      ----

         Total Other Expenses ..................       80        79
                                                     ----      ----

         Earnings Before Income Taxes ..........       45        38
         Provision for Income Taxes ............       22        20
                                                     ----      ----
         Net Income ............................     $ 23      $ 18
                                                     ====      ====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net revenues for the first three months of 2000 increased by 11% ($73 million) over the comparable period in 1999. Net earnings for the first three months of 2000 increased by 31% ($5 million) over the comparable period in 1999 as a result of increased operating earnings and decreased general corporate expenses, partially offset by higher interest expenses.

         DIALYSIS SERVICES

         Dialysis Services net revenues for the first three months of 2000 increased by 13% ($73 million) over the comparable period in 1999, primarily as a result of an 8% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, improved anemia management (higher EPO utilization), consolidation of previously managed locations, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1999 and 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

         Dialysis Services operating earnings for the first three months of 2000 increased by 13% ($11 million) over the comparable period of 1999 primarily due to the increase in treatment volume, improved anemia management (higher EPO utilization), increased earnings from laboratory testing, and a decrease in the provision for doubtful accounts. The reduction in the provision for doubtful accounts as compared to 1999 is due to an increase in estimated bad debt recovery from cost reports.

         DIALYSIS PRODUCTS

         Dialysis Products net revenues for the first three months of 2000 increased by 4% ($6 million) over the comparable period of 1999. This is due to increased sales of machines ($5 million), concentrates ($2 million), bloodlines ($1 million), and other products ($2 million), partially offset by decreased sales of peritoneal products ($3 million) and dialyzers ($1 million). Revenue growth over the comparable period was primarily volume driven.

         Dialysis Products operating earnings for the first three months of 2000 decreased by 10% ($3 million) over the comparable period of 1999. This is a result of higher freight and distribution expenses as well as higher sales and marketing costs.

         OTHER EXPENSES

         The Company's other expenses for the first three months of 2000 increased by 1% ($1 million) over the comparable period of 1999. General corporate expenses decreased by $2 million and operating interest expense decreased by $3 million primarily due to the change in the mix of debt instruments at March 31, 2000 versus March 31, 1999. The decreases in general corporate and operating interest expenses in 2000 were offset by the $6 million of interest expense related to the settlement of the OIG investigation in February 2000.

         INCOME TAX RATE

         The effective tax rate from operations for the first three months of 2000 (48.7%) is lower than the rate for the comparable period of 1999 (53.1%), due to higher earnings in relation to the amount of non-deductible merger goodwill.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements, including acquisitions, have historically been funded by cash generated from operations.

         Net cash flows provided by operating activities totaled $61 million in 2000 compared to $72 million in 1999. This decrease is due primarily to a $5 million increase in earnings, $5 million add back of non-cash items, and the collection of $38 million for the IDPN accounts receivable. These increases in cash from net income adjusted for non-cash items and the collection of IDPN receivables were offset by a $59 million change in other working capital primarily related to an increase in accounts receivable and a decrease in accrued liabilities. The increase in accounts receivable balances is primarily due to the increase in days sales outstanding resulting from slower payment patterns from third parties, specifically from managed care plans. The decrease in accrued liabilities is primarily due to timing of payments for accrued salaries and benefits and unreconciled payments. Cash on hand was $16 million at March 31, 2000 compared to $14 million at March 31, 1999.

         Under the final settlement with the government, the Company is required to make net settlement payments totaling approximately $427 million, of which $14 million had previously been paid prior to 2000. This net amount includes approximately $59.2 million for Medicare receivables from the Government. During the first quarter of 2000, the Company made initial payments to the Government of $286 million and received $38 million from the Government for the Company's outstanding Medicare receivables for the intradialytic parenteral nutrition therapy relating to the Settlement.

         Under the definitive agreements with the Government, the Company entered into a note payable for the settlement payment obligations to the Government. Interest on installment payments to the Government will accrue at 6.3% on $51.2 million of the obligation and at 7.5% annually on the balance, until paid in full.

         Under the terms of the note payable, the remaining obligations will be paid in six quarterly installments beginning April 2000 and ending July 2001. The first four quarterly installments will be made in the amount of $35.4 million including interest at 7.5%. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively. The Government will remit the balance of the Company's outstanding Medicare receivables in four quarterly payments of $5.2 million plus interest at 7.5%.

         Net cash flows used in investing activities of operations totaled $56 million in 2000 compared to $22 million in 1999. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Acquisitions totaled $35 million and $5 million in 2000 and 1999, respectively, net of cash acquired. Capital expenditures of $20 million and $17 million were made for internal expansion, improvements, new furnishings and equipment in 2000 and 1999, respectively. The Company intends to continue to enhance its presence in the U.S. by focusing its expansion on the acquisition of clinics, expansion of existing clinics, and opening of new clinics.

         Net cash flows used in financing activities of operations totaled $2 million in 2000 compared to $42 million in 1999. During the first three months of 2000, the Company made payments to the government totaling $286 million for the Settlement. Additionally, the increase in borrowings of $297 million is due primarily to an intercompany note payable entered into with Franconia Acquisition, LLC ($344 million), a wholly-owned subsidiary of FMC, offset by payments on intercompany borrowings. The Company expects to use a portion of these borrowings to finance future acquisitions.

CONTINGENCIES

         The Company is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 is seeking to change a proposed revision to IDPN coverage policies, and is a defendant in significant commercial insurance litigation. An adverse outcome in any of these matters, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the significant complexities and uncertainties associated with these proceedings, neither an estimate of the possible loss or range of loss the Company may incur in respect of such matters nor a reserve based on any such estimate can be reasonably made. See - Note 5, "Commitments and Contingencies".

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         DISTRICT OF MASSACHUSETTS

         With one exception, each of the qui tam or whistleblower actions which served as the basis for the recently settled federal government investigation were dismissed as a result of the Settlement. The exception is a portion of a qui tam proceeding filed in the United States District Court for the Middle District of Tennessee on December 15, 1994. That action was transferred to the United States District Court for the District of Massachusetts in 1995, and disclosed to the Company in September 1999. The portion of this qui tam action that was not dismissed as a result of the settlement alleges, among other things, that the Company violated the Medicare and Medicaid Anti-kickback Statute by providing discounted hemodialysis products to induce the purchase of laboratory services. In the Settlement Agreements, the U. S. government has declined to continue to pursue further the investigation or prosecution of these allegations. The government and the current and former employees who filed this qui tam action, called "relators," offered to dismiss this portion of this qui tam action in connection with the settlement. However, this offer required that the Company grant a full release of all of the Company's claims against the relators, and the Company is unwilling to do so. While there can be no assurance, the Company believe that the resolution of these remaining allegations will not have a material adverse impact on the Company's business, financial condition or results of operations.

         COMMERCIAL INSURER LITIGATION

         In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York. Based in large part on information contained in prior reports filed by the Company with the Securities and Exchange Commission, the lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. The amended complaint seeks unspecified damages and costs. In February 2000, the Company was served with a similar complaint filed by Connecticut General Life Insurance Company, Equitable Life Assurance Society of the United States, Cigna Employee Benefits Services, Inc. and Guardian Life Insurance Company of America, Inc. (Connecticut General Life Insurance Company et al v. National Medical Care et al, 00-Civ-0932) seeking unspecified damages and costs. However, the Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend both lawsuits. Other private payors have contacted the Company and may assert that NMC received excess payment and, similarly, may join either lawsuit or file their own lawsuit seeking reimbursement and other damages.

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

         Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and result of operations.

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

         In April 1995, the Health Care Financing Administration issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. The Health Care Financing Administration further proposed that its new instruction be effective retroactive to August 1993, the effective date of the Omnibus Budget Reconciliation Act of 1993.

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

         On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No.95-0860 (WBB) seeking to preclude the Health Care Financing Administration from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude the Health Care Financing Administration from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that the Health Care Financing Administration's retroactive application of the April 1995 rule was legally invalid. The Health Care Financing Administration cross-moved for summary judgment on the grounds that April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding the Health Care Financing Administration's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined the Health Care Financing Administration from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on the Health Care Financing Administration's motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgment requesting that the Court declare the Health Care Financing Administration's prospective application of the April 1995 rule invalid and permanently enjoin Health Care Financing Administration from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Health Care Financing Administration elected not to appeal the Court's June 1995 and January 1998 orders. The Health Care Financing Administration may, however, appeal all rulings at the conclusion of the litigation. If the Health Care Financing Administration should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under the Health Care Financing Administration's original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected.

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

         OTHER LITIGATION AND POTENTIAL EXPOSURES

         The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the U.S. anti-kickback statute, the False Claims Act, the Stark Law, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. In the U.S., enforcement has become a high priority for the federal government and some states, due in part to budgetary constraints on the government reimbursement programs and the high level of visibility accorded to government efforts to deal with alleged fraud and abuse. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to expensive review by regulatory authorities, and the Company cannot exclude the possibility of additional inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

         The Company operates a large number and wide variety of facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliate companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. However, on occasion, the Company has identified instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The illegal actions of such persons may subject the Company and its subsidiaries to liability under the False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

         Physicians, hospitals and other participants in the health care industry are also subject to a large number of lawsuits alleging professional negligence, malpractice, product liability, worker's compensation or related claims, many of which involve large claims and significant defense costs. The Company has been subject to these suits due to the nature of its business and the Company expects that those types of lawsuits may continue. Although the Company maintains insurance at a level which it believes to be prudent, the Company cannot assure that the coverage limits will be adequate or that insurance will cover all asserted claims. A successful claim against the Company or any of its subsidiaries in excess of insurance coverage could have a material adverse effect upon the Company and the results of its operations. Any claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the Company's reputation and business.

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

Exhibit 4.4 Amendment No. 3 dated June 13, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 4.5 Amendment No. 4, dated August 26, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14, 1997).

Exhibit 4.6 Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.7 Form of Consent to Modification of Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and NationsBank, N.A. as Managing Agents (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.8 Amendment No. 6 dated effective September 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, N.A., Dresdner Bank AG and NationsBank, N.A. as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

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

Exhibit 4.10 Amendment No. 8 dated as of June 30, 1999 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, NationsBank, N.A. as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and NationsBank, N.A. as Managing Agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 30, 2000).

Exhibit 4.11 Amendment No. 9 dated as of December 15, 1999 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, NationsBank, N.A. as paying agent and The Bank of Nova Scotia, The Chase

               Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as) NationsBank, N.A., as Managing Agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 30, 2000).


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

Exhibit 10.4 Product Purchase Agreement effective January 1, 2000 between Amgen, Inc. and National Medical Care, Inc. (filed herewith).

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

Exhibit 10.9 Amended and Restated Transfer and Administration Agreement dated as September 27, 1999 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-K of registrant filed with the Commission on March
               20, 2000).

Exhibit 10.10 Employment agreement dated January 1, 1992 by and between Ben J. Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA, Inc., for the year ended December 31, 1992).

Exhibit 10.11 Modification to FUSA Employment Agreement effective as of January 1, 1998 by and between Ben J. Lipps and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.12  Employment Agreement dated October 23, 1998 by and between Roger
               G. Stoll and National Medical Care, Inc. (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 9, 1999).

Exhibit 10.13 Employment Agreement dated November 11, 1998 by and between William F. Grieco and National Medical Care, Inc., (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 9, 1999).

Exhibit 10.14 Separation Agreement dated as of September 30, 1999 by and among William F. Grieco and Fresenius Medical Care Holdings, Inc. and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on August 3,
               1999).

Exhibit 10.15 Employment Agreement dated March 15, 2000 by and between Jerry A. Schneider and National Medical Care, Inc. (a copy of which is filed herewith).

Exhibit 10.16  Employment Agreement dated March 15, 2000 by and between Ronald
               J. Kuerbitz and National Medical Care, Inc. (a copy of which is filed herewith).

Exhibit 10.17 Employment Agreement dated March 15, 2000 by and between J. Michael Lazarus and National Medical Care, Inc. (a copy of which is filed herewith).

Exhibit 10.18 Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and certain Subsidiaries with Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 22, 1999).

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

                                      Fresenius Medical Care Holdings, Inc.



DATE: MAY 12, 2000                    /s/ Ben J. Lipps
                                      ----------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: MAY 12, 2000                    /s/ Jerry A. Schneider
                                      -----------------------------------
                                      NAME:  Jerry Schneider
                                      TITLE: Chief Financial Officer