Form 10-Q
period 2000-06-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2000-08-09
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of the date hereof, 90,000,000 shares of common stock, par value $1.00 per share, are outstanding, all of which are held by Fresenius Medical Care AG.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

      ITEM 1:     FINANCIAL STATEMENTS                                                          PAGE

                  Unaudited Consolidated Statements of Operations................................4
                  Unaudited Consolidated Statements of Comprehensive Income......................5
                  Unaudited Consolidated Balance Sheets..........................................6
                  Unaudited Consolidated Statements of Cash Flows................................7
                  Notes to Unaudited Consolidated Financial Statements...........................9

      ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................16

      ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK....................................................................21


PART II: OTHER INFORMATION

       ITEM 1:    Legal Proceedings..............................................................22
       ITEM 6:    Exhibits and Reports on Form 8-K...............................................25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
                                                                           -------------------------     -------------------------
                                                                              2000           1999           2000           1999
                                                                           ----------     ----------     ----------     ----------
NET REVENUES
   Health care services ..............................................     $  644,593     $  573,280     $1,270,670     $1,126,737
   Medical supplies ..................................................        116,131        125,186        235,169        243,869
                                                                           ----------     ----------     ----------     ----------
                                                                              760,724        698,466      1,505,839      1,370,606
                                                                           ----------     ----------     ----------     ----------
EXPENSES
   Cost of health care services ......................................        428,246        384,372        848,649        753,180
   Cost of medical supplies ..........................................         84,248         87,176        170,703        168,800
   General and administrative expenses ...............................         69,850         69,565        141,437        133,552
   Provision for doubtful accounts ...................................         14,928          4,671         27,307         19,729
   Depreciation and amortization .....................................         55,420         54,154        110,156        108,088
   Research and development ..........................................          1,001          1,013          2,198          2,037
   Interest expense, net and related financing costs including $28,821 and $20,967 for the three months and $53,985 and $41,545 for
      the six months ended, respectively, of interest with affiliates          49,269         52,504         96,387        102,630
   Interest expense on settlement of investigation, net ..............          7,666             --         13,851             --
                                                                           ----------     ----------     ----------     ----------
                                                                              710,628        653,455      1,410,688      1,288,016
                                                                           ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES ...........................................         50,096         45,011         95,151         82,590
PROVISION FOR INCOME TAXES ...........................................         24,927         23,607         46,888         43,559
                                                                           ----------     ----------     ----------     ----------

NET INCOME ...........................................................     $   25,169     $   21,404     $   48,263     $   39,031
                                                                           ==========     ==========     ==========     ==========

Basic and fully dilutive earnings per share
   Net Income ........................................................     $     0.28     $     0.24     $     0.53     $     0.43


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                              --------------------------           --------------------------
                                                                2000              1999               2000              1999
                                                              --------          --------           --------          --------

         NET INCOME ................................          $ 25,169          $ 21,404           $ 48,263          $ 39,031

         Other comprehensive income
            Foreign currency translation adjustments                21               (81)               141              (473)
                                                              --------          --------           --------          --------
            Total other comprehensive income .......                21               (81)               141              (473)
                                                              --------          --------           --------          --------
         COMPREHENSIVE INCOME ......................          $ 25,190          $ 21,323           $ 48,404          $ 38,558
                                                              --------          --------           --------          --------


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      JUNE 30,            DECEMBER 31,
                                                                        2000                  1999
                                                                    -----------           ------------
ASSETS                                                              (UNAUDITED)
------

Current Assets:
   Cash and cash equivalents .............................          $    15,562           $    12,563
   Accounts receivable, less allowances of $70,581 and
    $63,012 ..............................................              344,536               295,235
   Inventories ...........................................              188,100               183,112
   Deferred income taxes .................................              179,903               219,454
   Other current assets ..................................              140,823               130,771
   IDPN accounts receivable ..............................               15,567                53,962
                                                                    -----------           -----------
      Total Current Assets ...............................              884,491               895,097
                                                                    -----------           -----------

Properties and equipment, net ............................              439,805               428,793
                                                                    -----------           -----------

Other Assets:
   Excess of cost over the fair value of net assets
      acquired and other intangible assets, net of
      accumulated amortization of $493,514 and $424,704 ..            3,258,235
                                                                                            3,265,491
   Other assets and deferred charges .....................               56,395                49,998
   Non-current IDPN accounts receivable ..................                   --                 5,189
                                                                    -----------           -----------
      Total Other Assets .................................            3,314,630             3,320,678
                                                                    -----------           -----------
Total Assets .............................................          $ 4,638,926           $ 4,644,568
                                                                    ===========           ===========

LIABILITIES AND EQUITY
----------------------

Current Liabilities:
   Note payable for settlement of investigation ..........              127,889                    --
   Current portion of long-term debt and capitalized lease
      obligations ........................................              147,892               142,110
   Current portion of borrowing from affiliates ..........              521,318               372,949
   Accounts payable ......................................              110,314               133,337
   Accrued settlement ....................................                   --               386,815
   Accrued liabilities ...................................              251,286               291,358
   Accounts payable to affiliates, net ...................               14,041                12,361
   Accrued income taxes ..................................               21,419                12,433
                                                                    -----------           -----------
      Total Current Liabilities ..........................            1,194,159             1,351,363

Non-current note payable for settlement of investigation .               25,593                    --
Long-term debt ...........................................              784,466               615,065
Non-current borrowings from affiliates ...................              786,864               788,506
Capitalized lease obligations ............................                1,016                 1,190
Deferred income taxes ....................................              126,465               134,310
Accrued settlement .......................................                   --                85,920
Other liabilities ........................................               50,158                46,153
                                                                    -----------           -----------
   Total Liabilities .....................................            2,968,721             3,022,507
                                                                    -----------           -----------

Equity:
   Preferred stock, $100 par value .......................                7,412                 7,412
   Preferred stock, $.10 par value .......................                8,906                 8,906
Common stock, $1 par value; 300,000,000 shares
   authorized; outstanding 90,000,000 ....................               90,000                90,000
Paid in capital ..........................................            1,943,034             1,943,034
Retained deficit .........................................             (379,700)             (427,703)
Accumulated comprehensive income .........................                  553                   412
                                                                    -----------           -----------
   Total Equity ..........................................            1,670,205             1,622,061
                                                                    -----------           -----------
Total Liabilities and Equity .............................          $ 4,638,926           $ 4,644,568
                                                                    ===========           ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                         -----------------------------
                                                                                           2000                 1999
                                                                                         ---------           ---------
Cash Flows from Operating Activities:
   Net Income .................................................................          $  48,263           $  39,031
   Adjustments to reconcile net earnings to net cash from operating activities:
      Depreciation and amortization ...........................................            110,156             108,088
      Provision for doubtful accounts .........................................             27,307              19,729
      Deferred income taxes ...................................................             31,706              15,882
      Loss on disposal of properties and equipment ............................                135                 189

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
   Increase in accounts receivable ............................................            (94,092)            (65,786)
   (Increase) decrease in inventories .........................................             (4,166)              3,902
   Increase in other current assets ...........................................             (8,047)            (11,958)
   Decease in IDPN accounts receivable ........................................             43,584                  --
   Decrease in other assets and deferred charges ..............................              4,215               1,351
   (Decrease) increase in accounts payable ....................................            (23,024)              2,552
   Increase in accrued income taxes ...........................................              8,986              21,516
   Decrease in accrued liabilities ............................................            (40,072)            (30,866)
   Increase in other long-term liabilities ....................................              4,005              11,592
   Net changes due to/from affiliates .........................................              1,680                (354)
   Other, net .................................................................                 29              (7,422)
                                                                                         ---------           ---------
Net cash provided by operating activities .....................................            110,665             107,446
                                                                                         ---------           ---------

Cash Flows from Investing Activities:
   Capital expenditures .......................................................            (45,421)            (30,856)
   Payments for acquisitions, net of cash acquired ............................            (82,405)            (38,701)
                                                                                         ---------           ---------
Net cash used in investing activities .........................................           (127,826)            (69,557)
                                                                                         ---------           ---------

Cash flows from Financing Activities:
   Payments on settlement of investigation ....................................           (319,253)                 --
   Net increase in borrowings from affiliates .................................            146,727             105,451
   Cash dividends paid ........................................................               (260)               (260)
   Proceeds on issuance of debt ...............................................                 --                  37
   Proceeds from receivable financing facility ................................             17,800              19,400
   Net increase (decrease) on debt and capitalized leases .....................            175,009            (150,898)
   Other net ..................................................................                 --                 (94)
                                                                                         ---------           ---------
Net cash provided by (used in) financing activities ...........................             20,023             (26,364)
                                                                                         ---------           ---------

Effects of changes in foreign exchange rates ..................................                137                (409)
                                                                                         ---------           ---------
Change in cash and cash equivalents ...........................................              2,999              11,116
                                                                                         ---------           ---------
Cash and cash equivalents at beginning of period ..............................             12,563               6,579
                                                                                         ---------           ---------
Cash and cash equivalents at end of period ....................................          $  15,562           $  17,695
                                                                                         =========           =========


     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                              2000              1999
                                                            --------          --------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest ...................................          $106,400          $102,467
      Income taxes paid, net .....................             6,736             7,128

Details for Acquisitions:
   Assets acquired ...............................            82,405            38,722
   Liabilities assumed ...........................                --                21
                                                            --------          --------
   Net cash paid for acquisitions ................          $ 82,405          $ 38,701
                                                            ========          ========


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

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at June 30, 2000 and 1999 and for the three and six month periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1999 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three and six month periods ended
June 30, 2000 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2000.

     All intercompany transactions and balances have been eliminated in consolidation.

EARNINGS PER SHARE

        The Company adopted the provisions of SFAS No. 128, Earnings per Share, effective for fiscal 1997. This statement requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the year. The number of shares used to compute basic and diluted earnings per share was 90,000 in all periods as there were no potential common shares and no adjustments to income to be considered for purposes of the diluted earnings per shares calculation.


                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      --------------------   ------------------
                                        2000        1999       2000      1999


The weighted average number of
 shares of Common Stock were
 as follows.......................    90,000      90,000      90,000    90,000
                                      ======      ======      ======    ======

Income used in the computation of earnings per share were as follows:


                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                      --------------------   ------------------
                                        2000        1999      2000       1999
CONSOLIDATED

Net earnings......................  $25,169      $21,404     $48,263   $39,031

Dividends paid on preferred
 stocks...........................     (130)        (130)       (260)     (260)
                                     -------     -------     -------   -------
Income used in per share
 computation of earnings..........   $25,039     $21,274     $48,003   $38,771
                                     =======     =======     =======   =======

Basic and fully dilutive
 earnings per share...............   $  0.28     $  0.24     $  0.53   $  0.43
                                     =======     =======     =======   =======

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

     In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. SAB 101 should be implemented in the first quarter of the fiscal year beginning after December 15, 1999. In March 2000, SAB 101A was issued by the SEC delaying the implementation date of SAB 101 for the second quarter of the fiscal year beginning after December 15, 1999. In June 2000, SAB 101B was issued by the SEC further delaying the date of SAB 101 until the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that SAB 101 will not have a material impact on the Company's financial position and results of operations.

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-014, Accounting for Certain Sales Incentives, which establishes accounting for point of sales coupons, rebates, and free merchandise. This EITF requires that an entity report these sales incentives that reduce the price paid to be netted directly against revenues. EITF 00-014 is effective no later than the fourth quarter of fiscal year beginning after December 15, 1999. The Company is currently reviewing the impact of EITF on its results of operations.

NOTE 2. INVENTORIES

                                                                           JUNE 30,        DECEMBER 31,
                                                                             2000              1999
                                                                           --------        ------------
   Inventories:
     Raw materials ..............................................          $ 41,371          $ 41,045
     Manufactured goods in process ..............................             9,887             8,748
     Manufactured and purchased inventory available for sale.....            91,521            90,748
                                                                           --------          --------
                                                                            142,779           140,541
      Health care supplies ......................................            45,321            42,571
                                                                           --------          --------
          Total .................................................          $188,100          $183,112
                                                                           ========          ========


NOTE 3. DEBT

                                                                              JUNE 30,          DECEMBER 31,
                                                                                2000                1999
                                                                             ----------         ------------
   Notes payable and Long-term debt to outside parties consists of:

   NMC Credit Facility ............................................          $  917,450          $  738,150
   Note payable for settlement of investigation ...................             153,482                  --
   Third-party debt, primarily bank borrowings at
      various interest rates with various maturities ..............              14,478              17,454
                                                                             ----------          ----------
                                                                              1,085,410             755,604
   Less amounts classified as current .............................             275,351             140,539
                                                                             ----------          ----------
                                                                             $  810,059          $  615,065
                                                                             ==========          ==========

     Non current borrowings from affiliates consists of:

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   2000                1999
                                                                                ----------         ------------

   Fresenius Medical Care AG non-current borrowings
       primarily at interest rates approximating  7.42 - 7.75%........          $   30,431          $   42,949
   Fresenius AG non-current borrowing at interest rates
       approximating  7.42 - 7.46% ...................................             280,000             330,000
   Fresenius Medical Care Trust Finance S.a.r.l. at interest
       rates of 8.43% and 9.25% ......................................             786,524             786,524
   Franconia Acquisition, LLC at interest rates approximating
       6.89 - 6.91% ..................................................             210,214                  --
   Other .............................................................               1,013               1,982
                                                                                ----------          ----------
                                                                                 1,308,182           1,161,455
   Less amounts classified as current                                              521,318             372,949
                                                                                ----------          ----------
   Total .............................................................          $  786,864          $  788,506
                                                                                ==========          ==========

     Franconia Acquisition, LLC is a wholly owned subsidiary of Fresenius Medical Care AG. In March 2000, the Company entered into demand notes payable to Franconia Acquisition, LLC totaling $344.2 million. The balance due at June 30, 2000 is $210.2 million and bears interest at rates approximating 6.89% to 6.91%.


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

     In February 2000, the Company made initial payments to the Government totaling $286.4 million. The remaining obligations will be paid in six quarterly installments which began in April 2000 and will end in July 2001. The first four quarterly installments will be made in the amount of $35.4 million including interest at 7.5%. The first of these four payments was made in April 2000 to the Government totaling $35.4 million including interest. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively.

     In addition, the Company will receive approximately $59.2 million from the Government related to the Company's claims for outstanding Medicare receivables. In March 2000, the Company received an initial payment from the Government of $38.4 million. The remaining balance will be received by the Company in four quarterly payments which began in May 2000 and will end February 2001. The quarterly receipts from the Government will be for principal of $5.2 million plus interest at 7.5%. The first quarterly receipt from the Government was received in May 2000 totaling $5.2 million plus interest.


NOTE 5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     DISTRICT OF MASSACHUSETTS

     The remaining portion of a qui tam proceeding filed in the United States District Court for the Middle District of Tennessee on December 15, 1994, transferred to the United States District Court for the District of Massachusetts in 1995, and disclosed to the Company in September 1999 was dismissed in May 2000. As a result, each of the qui tam or "whistleblower" actions which served as the basis for the recently settled federal government investigation has been dismissed.

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

     The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments.

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

     The Company has cooperated with the Florida AG's investigation by providing documents and other information to them. The Florida AG has indicated that no further information is required at this time.

     OTHER LITIGATION AND POTENTIAL EXPOSURES

     From time to time, the Company is a party to or may be threatened with other litigation arising in the ordinary course of its business. Management regularly analyzes current information including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company's financial position, results of operations or cash flows.

     The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the U.S. anti-kickback statute, the False Claims Act, the Stark Law, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. In the U.S., enforcement has become a high priority for the federal government and some states. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs to commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to extensive review by regulatory authorities and private parties, and continuing inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

     The Company operates a large number of facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliate companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

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

     The Company has also had claims asserted against it and has had lawsuits filed against it relating to businesses that it has acquired or divested. These claims and suits relate both to operation of the businesses and to the acquisition and divestiture transactions. The Company has asserted its own claims, and claims for indemnification. Although the ultimate outcome on the Company cannot be predicted at this time, an adverse result could have a material adverse effect upon the Company's business, financial condition, and results of operations.

     CONTINGENT NON-NMC LIABILITIES OF W. R. GRACE & CO. (NOW KNOWN AS FRESENIUS MEDICAL CARE HOLDINGS, INC.)

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

The table below provides information for the three and six months ended June 30, 2000 and 1999 pertaining to the Company's two industry segments.

                                                                                                LESS
                                                       DIALYSIS            DIALYSIS          INTERSEGMENT
                                                       SERVICES            PRODUCTS             SALES               TOTAL
                                                      ----------          ----------         ------------         ----------
         NET REVENUES
         Three Months Ended          6/30/00          $  648,325          $  178,415          $   66,016          $  760,724
         Three Months Ended          6/30/99             576,947             176,699              55,180             698,466

         Six Months Ended            6/30/00          $1,278,327          $  353,357          $  125,845          $1,505,839
         Six Months Ended            6/30/99           1,133,972             345,841             109,207           1,370,606


         OPERATING EARNINGS
         Three Months Ended          6/30/00          $  103,595          $   30,093                  --          $  133,688
         Three Months Ended          6/30/99              95,663              30,618                  --             126,281

         Six Months Ended            6/30/00          $  202,696          $   56,345                  --          $  259,041
         Six Months Ended            6/30/99             183,465              59,674                  --             243,139

         TOTAL ASSETS                6/30/00          $2,055,146             653,314                  --          $2,708,460
                                    12/31/99           1,918,612             645,263                  --           2,563,875


     Total assets of $4,638,926 is comprised of total assets for reportable segments, $2,708,460; intangible assets not allocated to segments, $1,972,927; financing agreement ($352,800); IDPN accounts receivable $15,567; and other corporate assets $294,772.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                   SEGMENT RECONCILIATION                                   JUNE 30,                     JUNE 30,
                   ----------------------                          ------------------------      ------------------------
                                                                      2000           1999           2000           1999
                                                                   ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES:

     Total operating earnings for reportable segments.........     $ 133,688      $ 126,281      $ 259,041      $ 243,139
     Corporate G&A ...........................................       (25,656)       (27,753)       (51,454)       (55,882)
     Research and development expense ........................        (1,001)        (1,013)        (2,198)        (2,037)
     Net interest expense ....................................       (56,935)       (52,504)      (110,238)      (102,630)
                                                                   ---------      ---------      ---------      ---------

     Income Before Income Taxes ..............................     $  50,096      $  45,011      $  95,151      $  82,590
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

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                   ----------------------              ----------------------
                                                                   2000              1999              2000              1999
                                                                   ----              ----              ----              ----

       NET REVENUES
          Dialysis Services ............................          $   648           $   577           $ 1,278           $ 1,134
          Dialysis Products ............................              178               177               353               346
          Intercompany Eliminations ....................              (65)              (55)             (125)             (109)
                                                                  -------           -------           -------           -------
       Total Net Revenues ..............................          $   761           $   699           $ 1,506           $ 1,371
                                                                  =======           =======           =======           =======

       Operating Earnings:
          Dialysis Services ............................          $   104           $    96           $   203           $   184
          Dialysis Products ............................               30                31                56                60
                                                                  -------           -------           -------           -------
       Total Operating Earnings ........................              134               127               259               244
                                                                  -------           -------           -------           -------

       Other Expenses:
          General Corporate ............................          $    26           $    28           $    52           $    56
          Research & Development .......................                1                 1                 2                 2
          Interest Expense, Net ........................               49                53                96               103
          Interest Expense on Settlement, Net...........                8                --                14                --
                                                                  -------           -------           -------           -------
       Total Other Expenses ............................               84                82               164               161
                                                                  -------           -------           -------           -------

       Earnings Before Income Taxes ....................               50                45                95                83
       Provision for Income Taxes ......................               25                24                47                44
                                                                  -------           -------           -------           -------

       Net Income ......................................          $    25           $    21           $    48           $    39
                                                                  =======           =======           =======           =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Net revenues from operations for the second quarter of 2000 increased by 9% ($62 million) over the comparable period in 1999. Net income from operations for the second quarter of 2000 increased by 19% ($4 million) over the comparable period in 1999 as a result of increased operating earnings, reduced corporate expenses partially offset by increased interest expense.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the second quarter of 2000 increased by 12% ($71 million) over the comparable period in 1999, primarily as a result of a 8% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, improved anemia management (higher EPO utilization), consolidation of previously managed locations, higher revenues in other ancillary services, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1999 and 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

     Dialysis Services operating earnings for the second quarter of 2000 increased by 8% ($8 million) over the comparable period of 1999 primarily due to increases in treatment volume, the impact of increased Medicare reimbursement rates, higher earnings in other ancillary services, and increased earnings from laboratory testing. These increases were partially offset by higher personnel costs, increased provisions for doubtful accounts, and higher equipment lease expenses.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the second quarter of 2000 increased by 1% ($1 million) over the comparable period of 1999. This is due to increased sales of dialyzers ($4 million), bloodlines ($1 million), concentrates ($2 million) and other products ($3 million), partially offset by decreased sales of machines ($7 million) and peritoneal products ($2 million).

     Dialysis Products operating earnings for the second quarter of 2000 decreased by 3% ($1 million) over the comparable period of 1999. This is a result of new product costs as well as higher sales and marketing costs offset by improvements in gross margin.

     OTHER EXPENSES

     The Company's other expenses for the second quarter of 2000 increased by 2% (2 million) over the comparable period of 1999. General corporate expenses decreased by $2 million and operating interest expense decreased by $5 million primarily due to the change in the mix of debt instruments at June 30, 2000 versus June 30, 1999. The decreases in general corporate and operating interest expenses for the second quarter of 2000 were offset by the $8 million of interest expense related to the settlement of the OIG investigation in February 2000.

     INCOME TAX RATE

     The effective tax rate for the second quarter of 2000 (49.8%) is lower than the rate for the comparable period of 1999 (52.5%) due to higher earnings in relation to the constant amount of non-deductible merger goodwill.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net revenues from operations for the first six months of 2000 increased by 10% ($135 million) over the comparable period in 1999. Net income from operations for the first six months of 2000 increased by 23% ($9 million) over the comparable period in 1999 as a result of increased operating earnings, reduced corporate expenses partially offset by increased interest expense.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the first six months of 2000 increased by 13% ($144 million) over the comparable period in 1999, primarily as a result of a 8% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, improved anemia management (higher EPO utilization), consolidation of previously managed locations, higher revenues in other ancillary services, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1999 and 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

     Dialysis Services operating earnings for the first six months of 2000 increased by 10% ($19 million) over the comparable period of 1999 primarily due to the increase in treatment volume, the impact of increased Medicare reimbursement rates, higher earnings in other ancillary services, and increased earnings from laboratory testing offset by higher personnel costs, provision for doubtful accounts, and rent expense.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the first six months of 2000 increased by 2% ($7 million) over the comparable period of 1999. This is due to increased sales of dialyzers ($3 million), bloodlines ($2 million), concentrates ($4 million) and other products ($5 million), partially offset by decreased sales of machines ($2 million) and peritoneal products ($5 million).

     Dialysis Products operating earnings for the first six months of 2000 decreased by 7% ($4 million) over the comparable period of 1999. This is a result of higher freight and distribution expenses as well as higher sales and marketing costs partially offset by improvements in gross margin.

     OTHER EXPENSES

     The Company's other expenses for the first six months of 2000 increased by 2% ($3 million) over the comparable period of 1999. General corporate expenses decreased by $4 million and operating interest expense decreased by $8 million primarily due to the change in the mix of debt instruments at June 30, 2000 versus June 30, 1999. The decreases in general corporate and operating interest expenses for the first six months of 2000 were offset by the $14 million of interest expense related to the settlement of the OIG investigation in February 2000.

     INCOME TAX RATE

     The effective tax rate for the first six months of 2000 (49.3%) is lower than the rate for the comparable period of 1999 (52.7%) due to higher earnings in relation to the constant amount of non-deductible merger goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements, including acquisitions, have historically been funded by cash generated from operations.

     Net cash flows provided by operating activities during the first six months of 2000 totaled $110 million compared to $107 million in the first six months of 1999. This increase is due primarily to a $9 million increase in earnings, $25 million add back of non-cash items, and the collection of $44 million for the IDPN accounts receivable. These increases in cash from net income adjusted for non-cash items and the collection of IDPN receivable were offset by a $76 million change in other working capital primarily related to increases in accounts receivable and inventory; and decreases in accounts payable, accrued income taxes, and accrued liabilities. The increase in accounts receivable balances is primarily due to the increase in days sales outstanding resulting from slower payment patterns from third parties, specifically from managed care plans as well as the impact of new acquisitions. The decrease in accounts payable is primarily due to timing of disbursements and the decrease in accrued liabilities is primarily due to timing of payments for physician compensation, unreconciled payments, and compliance and legal reserve costs. Cash on hand was $16 million at June 30, 2000 compared to $18 million at June 30, 1999.

     Under the final settlement with the government, the Company is required to make net settlement payments totaling approximately $427 million, of which $14 million had previously been paid prior to 2000. This net amount includes approximately $59.2 million for Medicare receivables from the Government. During the first six months of 2000, the Company has made initial payments to the Government totaling $319 million and has received $43 million from the Government for the Company's outstanding Medicare receivables for the intradialytic parenteral nutrition therapy relating to the Settlement.

     Under the definitive agreements with the Government, the Company entered into a note payable for the settlement payment obligations to the Government. Interest on installment payments to the Government will accrue at 6.3% on $51.2 million of the obligation and at 7.5% annually on the balance, until paid in full.

     Under the terms of the note payable, the remaining obligations will be paid in six quarterly installments which began April 2000 and will end July 2001. The first quarterly installment of $35.4 million including interest of 7.5% was made in April 2000. The next three quarterly installments will also be made in the amount of $35.4 million including interest at 7.5%. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively. The Government will remit the balance of the Company's outstanding Medicare receivables in four quarterly payments of $5.2 million plus interest at 7.5%. The first quarterly receipt from the Government was received in May 2000 totaling $5.2 million plus interest.

     Net cash flows used in investing activities of operations during the first six months of 2000 totaled $128 million compared to $70 million in the first six months of 1999. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Acquisitions totaled $82 million and $39 million in 2000 and 1999, respectively, net of cash acquired. Capital expenditures of $45 million and $31 million were made for internal expansion, improvements, new furnishings and equipment in 2000 and 1999, respectively. The Company intends to continue to enhance its presence in the U.S. by focusing its expansion on the acquisition of clinics, expansion of existing clinics, and opening of new clinics.

     Net cash flows provided by financing activities of operations during the first six months of 2000 totaled $20 million compared to net cash flows used of $26 million in the first six months of 1999. During the first six months of 2000, the Company made payments to the government totaling $319 million for the Settlement. Additionally, the net increase in borrowings from affiliates of $147 million is due primarily to an intercompany note payable entered into with Franconia Acquisition, LLC ($210 million), a wholly-owned subsidiary of FMC, offset by payments on other intercompany borrowings. The net increase in notes payable to outside parties of $175 million is primarily a result of the increase in the Company's credit facility of $179 million. The Company expects to use a portion of these borrowings to finance future acquisitions.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks due to changes in interest rates and foreign currency rates. As part of its market risk management strategy, the Company enters into transactions involving derivative financial instruments with investment grade financial institutions as authorized by the management board. These instruments, primarily interest rate swaps and foreign exchange contracts, are used as a means of hedging exposure to interest rate and foreign currency fluctuations in connection with debt obligations and purchase commitments. The execution of these transactions is coordinated with the Company's parent company, Fresenius Medical Care AG, which has established guidelines for risk assessment procedures and controls. The Company does not hold or issue derivative instruments for trading or speculative purposes.

     Hedge accounting is applied if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge. Additionally, changes in the value of the derivative must result in payoffs that are highly correlated to the changes in value of the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis.

     The Company enters into foreign exchange contracts that are designated as, and effective as, hedges for product purchases. Also, since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to synthetically change certain variable-rate debt obligations to fixed-rate obligations, as well as options to mitigate the impact of interest rate fluctuations.

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

     At June 30, 2000, the fair value of the Company's interest rate agreements, which consisted of three swaps and one collar, is approximately $14.5 million. The agreements are for a total notional amount of $750 million, with maturity dates ranging from December 2003 through January 2005.

     At June 30, 2000, the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is approximately ($3.9 million). The Company had outstanding contracts covering the purchase of approximately 30.4 million Euros ("EUR") at an average contract price of $1.0953 per EUR, for delivery between July 2000 and May 2001. In addition, the Company's Canadian subsidiary, whose functional currency is the Canadian Dollar ("CAD"), had outstanding contracts covering the purchase of 5.0 million United States Dollars ("USD") at an average contract price of 1.4624 CAD per USD, for delivery between July 2000 and November 2000.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     DISTRICT OF MASSACHUSETTS

     The remaining portion of a qui tam proceeding filed in the United States District Court for the Middle District of Tennessee on December 15, 1994, transferred to the United States District Court for the District of Massachusetts in 1995, and disclosed to the Company in September 1999 was dismissed in May 2000. As a result each of the qui tam or "whistleblower" actions which served as the basis for the recently settled federal government investigation has been dismissed.


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

     The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments.

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

     The Company has cooperated with the Florida AG's investigation by providing documents and other information to them. The Florida AG has indicated that no further information is required at this time.

     OTHER LITIGATION AND POTENTIAL EXPOSURES

     From time to time, the Company is a party to or may be threatened with other litigation arising in the ordinary course of its business. Management regularly analyzes current information including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company's financial position, results of operations or cash flows.

     The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the U.S. anti-kickback statute, the False Claims Act, the Stark Law, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. In the U.S., enforcement has become a high priority for the federal government and some states. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs to commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to extensive review by regulatory authorities, and continuing inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

     The Company operates a large number of facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliate companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

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

     The Company has also had claims asserted against it and has had lawsuits filed against it relating to businesses that it has acquired or divested. These claims and suits relate both to operation of the businesses and to the acquisition and divestiture transactions. The Company has asserted its own claims, and claims for indemnification. Although the ultimate outcome on the Company cannot be predicted at this time, an adverse result could have a material adverse effect upon the Company's business, financial condition, and results of operations.

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

Exhibit 4.1     Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and
               Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank,
               N.A., as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Bank of
               America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents (incorporated herein by reference to the
               Form 6-K of Fresenius Medical Care AG filed with the Commission on October 15, 1996).

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

Exhibit 4.4     Amendment No. 3 dated June 13, 1997 to the Credit Agreement dated as of September 27, 1996, among National
               Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as
               Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The Bank of Nova Scotia, The
               Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as
               Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 4.5     Amendment No. 4, dated August 26, 1997 to the Credit Agreement dated as of September 27, 1996, among
               National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and
               Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The Bank of Nova
               Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as
               NationsBank, N.A.), as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-
               Q of Registrant filed with Commission on November 14, 1997).

Exhibit 4.6     Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996, among
               National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and
               Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The Bank of Nova Scotia,
               The Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as
               Managing Agents, as previously amended (incorporated herein by reference to the Form 10-K of Registrant filed with
               Commission on March 23, 1998).

Exhibit 4.7     Form of Consent to Modification of Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of
               September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain
               Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The
               Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as
               NationsBank, N.A.), as Managing Agents (incorporated herein by reference to the Form 10-K of Registrant filed with
               Commission on March 23, 1998).

Exhibit 4.8     Amendment No. 6 dated effective September 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and
               Affiliates, as Guarantors, the Lenders named therein, NationsBank, as paying agent and The Bank of Nova Scotia, The
               Chase Manhattan Bank, N.A., Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 4.9     Amendment No. 7 dated as of December 31, 1998 to the Credit Agreement dated as of September 27, 1996 among
               National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and
               Affiliates Guarantors, the Lenders named therein, Nations Bank, N.A. as paying agent and The Bank of Nova Scotia,
               The Chase Manhattan Bank, Dresdner Bank A. G. and Bank of America, N.A. (formerly known as NationsBank, N.A.). as
               Managing Agents, (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March
               9, 1999).

Exhibit 4.10    Amendment No. 8 dated as of June 30, 1999 to the Credit Agreement dated as of September 27, 1996 among
               National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and
               Affiliates Guarantors, the Lenders named therein, NationsBank, N.A. as paying agent and The Bank of Nova Scotia, The
               Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as
               Managing Agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 30,

               2000).

Exhibit 4.11    Amendment No. 9 dated as of December 15, 1999 to the Credit Agreement dated as of September 27, 1996 among
               National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and
               Affiliates Guarantors, the Lenders named therein, NationsBank, N.A. as paying agent and The Bank of Nova Scotia, The
               Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as
               Managing Agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 30,
               2000).


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

Exhibit 10.3*    Product Purchase Agreement effective January 1, 2000 between Amgen, Inc. and National Medical Care, Inc.
               (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.4*     Amendment to Product Purchase Agreement between Amgen, Inc. and National Medical Care, Inc. (amending Appendix A), filed herewith.

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

Exhibit 10.13   Separation Agreement dated as of September 30, 1999 by and among William F. Grieco and Fresenius Medical Care
               Holdings, Inc. and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on August 3, 1999).

Exhibit 10.14   Employment Agreement dated March 15, 2000 by and between Jerry A. Schneider and National Medical Care, Inc
               (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.15   Employment Agreement dated March 15, 2000 by and between Ronald J. Kuerbitz and National Medical Care, Inc.
               (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.16   Employment Agreement dated March 15, 2000 by and between J. Michael Lazarus and National Medical Care, Inc.
               (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.17   Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and certain Subsidiaries with
               Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on
               November 22, 1999).

Exhibit 11      Statement re: Computation of Per Share Earnings.

Exhibit 27      Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed no current reports on 8-K during the quarter for which this report is filed.

*Confidential treatment has been requested as to certain portions of this Exhibit.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Fresenius Medical Care Holdings, Inc.



DATE: August 9, 2000                  /s/ Ben J. Lipps
      --------------                  ------------------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: August 9, 2000                  /s/ Jerry A. Schneider
      --------------                  ------------------------------------------
                                      NAME: Jerry Schneider
                                      TITLE: Chief Financial Officer