Form 10-Q
period 2000-09-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2000-11-13
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000
                                ------------------

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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS                                           PAGE

            Unaudited Consolidated Statements of Operations................  4
            Unaudited Consolidated Statements of Comprehensive Income......  5
            Unaudited Consolidated Balance Sheets.........................   6
            Unaudited Consolidated Statements of Cash Flows...............   7
            Notes to Unaudited Consolidated Financial Statements..........   9

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................  17

   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK...................................................  22

PART II: OTHER INFORMATION

   ITEM 1:  Legal Proceedings.............................................  23
   ITEM 6:  Exhibits and Reports on Form 8-K..............................  26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ----------------------------       -------------------------------
                                                                2000             1999             2000                1999
                                                            -----------      -----------       -----------         -----------
NET REVENUES
   Health care services................................     $   669,614      $   587,314       $ 1,940,284         $ 1,714,051
   Medical supplies....................................         125,080          124,536           360,249             368,405
                                                            -----------      -----------       -----------         -----------
                                                                794,694          711,850         2,300,533           2,082,456
                                                            -----------      -----------       -----------         -----------
EXPENSES
   Cost of health care services........................         457,381          392,763         1,306,030           1,145,943
   Cost of medical supplies............................          86,630           84,963           257,333             253,763
   General and administrative expenses.................          67,066           71,328           208,503             204,880
   Provision for doubtful accounts.....................          17,301            5,669            44,608              25,398
   Depreciation and amortization.......................          55,576           53,931           165,732             162,019
   Research and development............................           1,001            1,067             3,199               3,104
   Interest expense, net and related financing cost
     including $28,459 and $23,250 for the three
     months and $82,444 and $64,795 for the nine
     months ended, respectively of interest with
     affiliates........................................          46,892           49,524           143,279             152,154
   Interest expense on settlement of investigation,
     net...............................................           7,951               --            21,802                  --
   Special charge for settlement of investigation and
     related costs.....................................              --          590,000                --             590,000
                                                            -----------       ----------        ----------         -----------
                                                                739,798        1,249,245         2,150,486           2,537,261
                                                            -----------       ----------        ----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES .....................          54,896         (537,395)          150,047            (454,805)
PROVISION BENEFIT FOR INCOME TAXES.....................          27,227         (150,190)           74,114            (106,631)
                                                            -----------      -----------       -----------         -----------

NET INCOME (LOSS)......................................     $    27,669      $  (387,205)      $    75,933         $  (348,174)
                                                            ===========      ===========       ===========         ===========
Basic and fully dilutive earnings per share
   Net Income (loss)...................................     $      0.31      $     (4.30)      $      0.84         $     (3.87)



     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -------------------------          -------------------------
                                                    2000              1999             2000              1999
                                                   -------          --------          -------          --------

NET INCOME (LOSS)................................ $ 27,669         $(387,205)        $ 75,933         $(348,174)

Other comprehensive income
   Foreign currency translation adjustments......     (115)             (138)              26              (611)
                                                  --------         ---------         --------         ---------
   Total other comprehensive income..............     (115)             (138)              26              (611)
                                                  --------         ---------         --------         ---------
COMPREHENSIVE INCOME (LOSS)...................... $ 27,554         $(387,343)        $ 75,959         $(348,785)
                                                  --------         ---------         --------         ---------

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                            2000                 1999
                                                         -----------         -----------
 ASSETS                                                  (UNAUDITED)
 ------
 Current Assets:
    Cash and cash equivalents......................      $     8,881         $    12,563
    Accounts receivable, less allowances of $75,176
       and $63,012.................................          381,639             295,235
    Inventories....................................          181,261             183,112
    Deferred income taxes..........................          151,819             219,454
    Other current assets...........................          163,727             130,771
    IDPN accounts receivable.......................           10,378              53,962
                                                         -----------         -----------
       Total Current Assets........................          897,705             895,097
                                                         -----------         -----------
 Properties and equipment, net.....................          438,892             428,793
                                                         -----------         -----------
 Other Assets:
    Excess of cost over the fair value of net
       assets acquired and other intangible assets,
       net of accumulated amortization of $529,073
       and $424,704................................        3,244,737           3,265,491
    Other assets and deferred charges..............           53,573              49,998
    Non-current IDPN accounts receivable...........               --               5,189
                                                         -----------         -----------
       Total Other Assets..........................        3,298,310           3,320,678
                                                         -----------         -----------
 Total Assets......................................      $ 4,634,907         $ 4,644,568
                                                         ===========         ===========
 LIABILITIES AND EQUITY
 ----------------------
 Current Liabilities:
    Note payable for settlement of investigation...      $   120,014         $        --
    Current portion of long-term debt and
       capitalized lease obligations...............          151,505             142,110
    Current portion of borrowing from affiliates...          634,146             372,949
    Accounts payable...............................          116,141             133,337
    Accrued settlement.............................               --             386,815
    Accrued liabilities............................          240,929             291,358
    Net accounts payable to affiliates.............           17,989              12,361
    Accrued income taxes...........................           21,692              12,433
                                                         -----------         -----------
       Total Current Liabilities...................        1,302,416           1,351,363

 Long-term debt....................................          671,153             615,065
 Non-current borrowings from affiliates............          786,865             788,506
 Capitalized lease obligations.....................              969               1,190
 Deferred income taxes.............................          122,636             134,310
 Accrued settlement................................               --              85,920
 Other liabilities.................................           53,885              46,153
                                                         -----------         -----------
    Total Liabilities..............................        2,937,924           3,022,507
                                                         -----------         -----------
 Equity:
    Preferred stock, $100 par value................            7,412               7,412
    Preferred stock, $.10 par value ...............            8,906               8,906
 Common stock, $1 par value; 300,000,000 shares
    authorized; outstanding 90,000,000.............           90,000              90,000
 Paid in capital...................................        1,942,387           1,943,034
 Retained deficit..................................         (352,160)           (427,703)
 Accumulated comprehensive income..................              438                 412
                                                         -----------         -----------
    Total Equity...................................        1,696,983           1,622,061
                                                         -----------         -----------
Total Liabilities and Equity.......................      $ 4,634,907         $ 4,644,568
                                                         ===========         ===========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      -----------------------------
                                                                          2000             1999
                                                                      -----------       -----------
Cash Flows from Operating Activities:
   Net Income (loss)............................................      $    75,933       $  (348,174)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization.............................          165,732           162,019
      Provision for doubtful accounts...........................           44,608            25,398
      Deferred income taxes.....................................           55,961          (151,208)
      Loss on disposal of properties and equipment..............              512               363

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
   Increase in accounts receivable..............................         (147,976)          (81,110)
   Decrease (increase) in inventories...........................            2,847            (1,739)
   Increase in other current assets.............................          (30,944)          (28,322)
   Decease in IDPN accounts receivable..........................           48,773                --
   Decrease in other assets and deferred charges................            6,403             1,832
   (Decrease) increase in accounts payable......................          (17,271)           12,407
   Increase in accrued income taxes.............................            9,259            37,505
   (Decrease) increase in accrued liabilities...................          (50,973)          545,397
   Increase in other long-term liabilities......................            7,732            14,602
   Net changes due to/from affiliates...........................            5,628             3,038
   Other, net...................................................            1,016            (7,261)
                                                                      -----------       -----------
Net cash provided by operating activities.......................          177,240           184,747
                                                                      -----------       -----------
Cash Flows from Investing Activities:
   Capital expenditures.........................................          (64,739)          (54,096)
   Payments for acquisitions, net of cash acquired..............         (105,125)          (64,744)
                                                                      -----------       -----------
Net cash used in investing activities...........................         (169,864)         (118,840)
                                                                      -----------       -----------
Cash flows from Financing Activities:
   Payments on settlement of investigation......................         (352,721)               --
   Net increase in borrowings from affiliates...................          259,556           131,907
   Cash dividends paid..........................................             (390)             (390)
   Proceeds on issuance of debt.................................               --                37
   Proceeds from receivable financing facility..................           17,800            29,400
   Net increase (decrease) on debt and capitalized leases.......           65,262          (205,682)
   Other net....................................................             (647)              (94)
                                                                      -----------       -----------
Net cash used in financing activities...........................          (11,140)          (44,822)
                                                                      -----------       -----------

Effects of changes in foreign exchange rates....................               82              (544)
                                                                      -----------       -----------
Change in cash and cash equivalents.............................           (3,682)           20,541
                                                                      -----------       -----------
Cash and cash equivalents at beginning of period................           12,563             6,579
                                                                      -----------       -----------
Cash and cash equivalents at end of period......................      $     8,881       $    27,120
                                                                      ===========       ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                           2000           1999
                                                        ---------      ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest...........................................  $ 159,968      $ 152,281
   Income taxes paid, net.............................      9,356          7,968

Details for Acquisitions:
   Assets acquired....................................    105,745         64,765
   Liabilities assumed................................        620             21
                                                        ---------      ---------
   Net cash paid for acquisitions.....................  $ 105,125      $  64,744
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

BASIS OF PRESENTATION

         BASIS OF CONSOLIDATION

         The consolidated financial statements in this report at September 30, 2000 and 1999 and for the three and nine month periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 1999 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

         The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2000.

         All intercompany transactions and balances have been eliminated in consolidation.

         EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share, requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the year. The number of shares used to compute basic and diluted earnings per share was 90,000 in all periods as there were no potential common shares and no adjustments to income to be considered for purposes of the diluted earnings per shares calculation.

                                         THREE  MONTHS  ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                         --------------------  -----------------
                                            2000     1999       2000     1999
                                           ------   ------     ------   ------
The weighted average number of shares of
  Common Stock were as follows...........  90,000   90,000     90,000   90,000
                                           ======   ======     ======   ======

Income (loss) used in the computation of earnings per share is as follows:


                                            THREE  MONTHS  ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                            ---------------------     --------------------
                                              2000         1999        2000        1999
                                            --------    ---------     -------    ---------
CONSOLIDATED

Net Income (loss)........................   $ 27,669    $(387,205)    $75,933    $(348,174)

Dividends paid on preferred stocks.......       (130)        (130)       (390)        (390)
                                            --------    ---------     -------    ---------
Income (loss) used in per share
  computation of earnings................   $ 27,539    $(387,335)    $75,543    $(348,564)
                                            ========    =========     =======    =========
Basic and fully dilutive earnings per
  share..................................   $   0.31    $   (4.30)    $  0.84    $   (3.87)
                                            ========    =========     =======    =========


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

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amended the effective date of SFAS No. 133. The amended SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently reviewing the impact of SFAS No. 137 on its results of operations.

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

         In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-014, Accounting for Certain Sales Incentives, which establishes accounting for point of sales coupons, rebates, and free merchandise. This EITF requires that an entity report these sales incentives that reduce the price paid to be netted directly against revenues. EITF 00-014 is effective no later than the fourth quarter of fiscal year beginning after December 15, 1999. The Company is currently reviewing the impact of EITF 00-014 on its results of operations.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. SFAS No. 140 provides the accounting and reporting standards for securitizations and other transfers of financial assets and collateral. These standards are based on consistent application of a financial-components approach that focuses on control. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral for fiscal years ending after December 15, 2000. The Company is currently reviewing the impact of SFAS No. 140 on its results of operations.

NOTE 2. INVENTORIES

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2000           1999
                                                    -------------   ------------
Inventories:
  Raw materials....................................   $ 44,098       $  41,045

  Manufactured goods in process....................     11,488           8,748

  Manufactured and purchased inventory available
    for sale.......................................     80,725          90,748
                                                      --------        --------
                                                       136,311         140,541

  Health care supplies.............................     44,950          42,571
                                                      --------        --------
       Total.......................................   $181,261        $183,112
                                                      ========        ========

NOTE 3. DEBT

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2000            1999
                                                   -------------    ------------
Notes payable and long-term debt to outside parties consists of:

NMC Credit Facility ...............................   $807,900        $738,150
Note payable for settlement of investigation.......    120,014              --
Third-party debt, primarily bank borrowings at
   various interest rates with various maturities..     14,467          17,454
                                                      --------        --------
                                                       942,381         755,604
Less amounts classified as current ................    271,228         140,539
                                                      --------        --------
                                                      $671,153        $615,065
                                                      ========        ========

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2000          1999
                                                    -------------   ------------
Non current borrowings from affiliates
  consists of:

Fresenius Medical Care AG non-current borrowings
    primarily at interest rates approximating
    7.42 - 7.75%...................................  $  209,000     $   42,949

Fresenius AG non-current borrowing at interest
    rates approximating  7.42 - 7.46%..............     209,850        330,000
Fresenius Medical Care Trust Finance S.a.r.l. at
    interest rates of 8.43% and 9.25% .............     786,524        786,524
Franconia Acquisition, LLC at interest rates
    approximating 6.89 - 6.91%.....................     214,624             --
Other..............................................       1,013          1,982
                                                     ----------     ----------
                                                      1,421,011      1,161,455
Less amounts classified as current ................     634,146        372,949
                                                     ----------     ----------
Total..............................................  $  786,865     $  788,506
                                                     ==========     ==========



         Franconia Acquisition, LLC is a wholly owned subsidiary of Fresenius Medical Care AG. In March 2000, the Company entered into demand notes payable to Franconia Acquisition, LLC totaling $344.2 million. The balance due at September 30, 2000 is $214.6 million and bears interest at rates approximating 6.89% to 6.91%.

NOTE 4.  SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

         On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government (the "Government") to settle (i) matters concerning violations of federal laws and (ii) NMC's claims with respect to outstanding Medicare receivables for nutrition therapy (collectively, the "Settlement").

         Under the Settlement with the Government, the Company entered into a note payable for the settlement payment obligations to the Government. Interest on installment payments to the Government will accrue at 6.3% on $51.2 million of the obligation and at 7.5% annually on the balance, until paid in full.

         In February 2000, the Company made initial payments to the Government totaling $286.4 million. The remaining obligations will be paid in six quarterly installments which began in April 2000 and will end in July 2001. The first four quarterly installments will be made in the amount of $35.4 million including interest at 7.5%. The first two of these four payments were made in April and July 2000 to the Government totaling $70.8 million including interest. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively.

         In addition, the Company will receive approximately $59.2 million from the Government related to the Company's claims for outstanding Medicare receivables. In March 2000, the Company received an initial payment from the Government of $38.4 million. The remaining balance will be received by the Company in four quarterly payments which began in May 2000 and will end February 2001. Each quarterly payment from the Government will be for principal of $5.2 million plus interest at 7.5%. The first two quarterly payments from the Government were received in May and August 2000 totaling $10.4 million plus interest.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

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

         The Company operates a large number facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliate companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

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


         CONTINGENT NON-NMC LIABILITIES OF W. R. GRACE & CO. (NOW KNOWN AS FRESENIUS MEDICAL CARE HOLDINGS, INC.)

         The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co. ("Grace") and Fresenius AG. In connection with the Merger, W.R. Grace & Co.-Conn. ("Grace Chemicals") agreed to indemnify the Company and NMC against all liabilities of the Company and its successors, whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC operations. The Company remains contingently liable for certain liabilities with respect to pre-Merger matters that are not related to NMC operations. The Company believes that in view of the nature of the non-NMC liabilities and Grace Chemicals' current financial position, the risk of significant loss from non-NMC liabilities is remote.

         On September 28, 2000, MESQUITA, ET AL. V. W.R. GRACE & COMPANY, ET
AL. (Sup. Court of Calif., S.F. County, #315465) was filed as class action against Grace Chemicals, the Company, and other defendants, alleging that the Merger was a fraudulent conveyance, violated the uniform fraudulent transfer act, denuded the assets of Grace, and constituted a conspiracy to denude the assets of Grace from plaintiffs in asbestos litigation. The Company believes that the Merger did not violate any of these provisions. The Company has requested indemnification from Grace Chemicals pursuant to the Merger agreement. If the Company were to be found liable, and if the Company was not able to collect on the indemnity, it would have a material adverse effect on the Company's business, the financial condition of the Company and the results of operations.

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

The table below provides information for the three and nine months ended September 30, 2000 and 1999 pertaining to the Company's two industry segments.


                                                                                       LESS
                                                     DIALYSIS         DIALYSIS      INTERSEGMENT
                                                     SERVICES         PRODUCTS         SALES           TOTAL
                                                   -----------       -----------    ------------    -----------
         NET REVENUES
         Three Months Ended          9/30/00       $   673,536       $  183,431      $  62,273      $   794,694
         Three Months Ended          9/30/99           590,778          180,176         59,104          711,850

         Nine Months Ended           9/30/00       $ 1,951,863       $  536,788      $ 188,118      $ 2,300,533
         Nine Months Ended           9/30/99         1,724,749          526,017        168,310        2,082,456


         OPERATING EARNINGS
         Three Months Ended          9/30/00       $   104,975       $   31,997             --      $   136,972
         Three Months Ended          9/30/99           100,684           31,176             --          131,860

         Nine Months Ended           9/30/00       $   307,671       $   88,342             --      $   396,013
         Nine Months Ended           9/30/99           284,150           90,851             --          375,001

         TOTAL ASSETS                9/30/00       $ 2,131,009       $  634,992             --      $ 2,766,001
                                    12/31/99         1,817,751          644,112             --        2,461,863


The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                   SEGMENT RECONCILIATION                           SEPTEMBER 30,                      SEPTEMBER 30,
                   ----------------------                   ----------------------------       -----------------------------
                                                               2000              1999             2000               1999
                                                            -----------       ----------       ----------        -----------
INCOME BEFORE  INCOME TAXES:

     Total operating earnings for reportable segments       $  136,972       $  131,860       $   396,013        $  375,001
     Corporate G&A (including foreign exchange)......          (26,232)         (28,664)          (77,686)          (84,548)
     Research and development expense................           (1,001)          (1,067)           (3,199)           (3,104)
     Net interest expense............................          (54,843)         (49,524)         (165,081)         (152,154)
     Special charge for settlement of investigation
         and related costs...........................               --         (590,000)               --          (590,000)
                                                            ----------       ----------       -----------        ----------
     Income (loss) before income taxes...............       $   54,896       $ (537,395)      $   150,047        $ (454,805)
                                                            ==========       ==========       ===========        ==========

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


                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                                            --------------------------               -------------------------
                                                               2000              1999                  2000             1999
                                                             --------          -------               -------          --------
       NET REVENUES
          Dialysis Services............................     $     674        $     591             $   1,952         $   1,725
          Dialysis Products............................           183              180                   537               526
          Intercompany Eliminations....................           (62)             (59)                 (188)             (169)
                                                            ---------        ---------             ---------         ---------
       Total Net Revenues..............................     $     795        $     712             $   2,301         $   2,082
                                                            =========        =========             =========         =========

       Operating Earnings:
          Dialysis Services............................     $     105        $     101             $     308         $     284
          Dialysis Products............................            32               31                    88                91
                                                            ---------        ---------             ---------         ---------
       Total Operating Earnings........................           137              132                   396               375
                                                            ---------        ---------             ---------         ---------

       Other Expenses:
          General Corporate............................     $      26        $      28             $      78         $      85
          Research & Development.......................             1                1                     3                 3
          Interest Expense, Net........................            47               50                   143               152
          Interest Expense on Settlement, Net..........             8               --                    22                --
          Special Charge for Settlement of
            Investigation and Related Costs............            --              590                    --               590
                                                            ---------        ---------             ---------         ---------
       Total Other Expenses............................            82              669                   246               830
                                                            ---------        ---------             ---------         ---------

       Earnings Before Income Taxes....................            55             (537)                  150              (455)
       Provision (benefit) for Income Taxes............            27             (150)                   74              (107)
                                                            ---------        ---------             ---------         ---------
       Net Income (loss)...............................     $      28        $    (387)            $      76         $    (348)
                                                            =========        =========             =========         =========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net revenues from operations for the third quarter of 2000 increased by 12% ($83 million) over the comparable period in 1999. Net earnings from operations for the third quarter of 2000 increased by $415 million over the comparable period in 1999 as a result of increased operating earnings ($5 million), reduced corporate expense, and reduced expense relating to the special charge for settlement of investigation and related costs ($412 million, after income tax) recorded in 1999, partially offset by increased interest expense. Excluding the effect of the special charge for settlement of investigation and related costs, net earnings from operations increased by 12% over the comparable period in 1999.

         DIALYSIS SERVICES

         Dialysis Services net revenues for the third quarter of 2000 increased by 14% ($83 million) over the comparable period in 1999, primarily as a result of a 10% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, improved anemia management (higher EPO utilization), consolidation of previously managed locations, higher revenues in other ancillary services and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1999 and 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

         Dialysis Services operating earnings for the third quarter of 2000 increased by 4% ($4 million) over the comparable period of 1999 primarily due to increases in treatment volume, the impact of increased Medicare reimbursement rates, higher earnings in other ancillary services, and increased earnings from laboratory testing. These increases were partially offset by higher personnel costs, increased provisions for doubtful accounts, and higher equipment lease expenses.

         DIALYSIS PRODUCTS

         Dialysis Products net revenues for the third quarter of 2000 increased by 2% ($3 million) over the comparable period of 1999. This is primarily due to increased sales of machines ($10 million) partially offset by decreased sales of bloodlines ($2 million), peritoneal products ($4 million), and other products ($1 million).

         Dialysis Products operating earnings for the third quarter of 2000 increased by 3% ($1 million) over the comparable period of 1999. This is primarily the result of improvements in gross margin.

         SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

         On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government ("the Government") to settle (i) matters concerning violations of federal laws and (ii) NMC's claims with respect to outstanding Medicare receivables for nutrition therapy (collectively, the "Settlement").

         As a result of the Settlement, the Company recorded in September 1999, a special pre-tax charge of $590 million ($412 million net of income taxes ) which included (i) a charge of approximately $485 million for settlement payment obligations to the government; (ii) a reserve of approximately $80 million for the resolution of the Company's IDPN accounts receivable; and (iii) a reserve for other related costs of $25 million. (See Note 4 - "Special Charge for Settlement of Investigation and Related Costs").

         OTHER EXPENSES

         The Company's other expenses for the third quarter of 2000 increased by 4% ($3 million) over the comparable period of 1999. General corporate expenses decreased by $2 million and operating interest expense decreased by $3 million primarily due to the change in the mix of debt instruments at September 30, 2000 versus September 30, 1999. The decreases in general corporate and operating interest expenses for the third quarter of 2000 were offset by the $8 million of interest expense related to the settlement of the OIG investigation in February 2000.

         INCOME TAX RATE

         The Company has recorded an income tax provision of $27 million in the third quarter of 2000 as compared to an income tax benefit of $150 million in the third quarter of 1999. The income tax provision in 2000 is higher than the statutory tax rate primarily due to the non-deductible merger goodwill. The income tax benefit in 1999 is lower than the statutory tax rate primarily due to the tax effect of the special charge for the Settlement and related costs.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net revenues from operations for the first nine months of 2000 increased by 10% ($219 million) over the comparable period in 1999. Net earnings from operations for the first nine months of 2000 increased by $424 million over the comparable period in 1999 as a result of increased operating earnings ($21 million), reduced corporate expenses and reduced expense related to the special charge for settlement of investigation and related costs ($412 million, after income tax ) recorded in the third quarter 1999 and partially offset by increases to interest expense. Excluding the effect of the special charge for the settlement of investigation and related costs, net earnings from operations increased by 19% over the comparable period in 1999.


         DIALYSIS SERVICES

         Dialysis Services net revenues for the first nine months of 2000 increased by 13% ($227 million) over the comparable period in 1999, primarily as a result of a 9% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, improved anemia management (higher EPO utilization), consolidation of previously managed locations, higher revenues in other ancillary services, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1999 and 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

         Dialysis Services operating earnings for the first nine months of 2000 increased by 9% ($24 million) over the comparable period of 1999 primarily due to the increase in treatment volume, the impact of increased Medicare reimbursement rates, higher earnings in other ancillary services, and increased earnings from laboratory testing offset by higher personnel costs, increased provisions for doubtful accounts, and higher equipment lease expense.

         DIALYSIS PRODUCTS

         Dialysis Products net revenues for the first nine months of 2000 increased by 2% ($11 million) over the comparable period of 1999. This is primarily due to increased sales of dialyzers ($4 million), machines ($8 million), concentrates ($3 million) and other products ($4 million), partially offset by decreased sales of peritoneal products ($9 million).

         Dialysis Products operating earnings for the first nine months of 2000 decreased by 3% ($3 million) over the comparable period of 1999. This is a result of higher freight and distribution expenses as well as higher sales and marketing costs partially offset by improvements in gross margin.

         SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

         On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government ("the Government") to settle (i) matters concerning violations of federal laws and (ii) NMC's claims with respect to outstanding Medicare receivables for nutrition therapy (collectively, the "Settlement").

         As a result of the Settlement, the Company recorded in September 1999, a special pre-tax charge of $590 million ($412 million net of income taxes ) which included (i) a charge of approximately $485 million for settlement payment obligations to the government; (ii) a reserve of approximately $80 million for the resolution of the Company's IDPN accounts receivable; and (iii) a reserve for other related costs of $25 million. (See Note 4 - "Special Charge for Settlement of Investigation and Related Costs").

         OTHER EXPENSES

         The Company's other expenses for the first nine months of 2000 increased by 3% ($6 million) over the comparable period of 1999. General corporate expenses decreased by $7 million and operating interest expense decreased by $9 million primarily due to the change in the mix of debt instruments at September 30, 2000 versus September 30, 1999. The decreases in general corporate and operating interest expenses for the first nine months of 2000 were offset by the $22 million of interest expense related to the settlement of the OIG investigation in February 2000.

         INCOME TAX RATE

         The Company has recorded an income tax provision of $74 million for the nine months ended September 30, 2000 as compared to an income tax benefit of $107 million for the nine months ended September 30, 1999. The income tax provision in 2000 is higher than the statutory tax rate primarily due to the non-deductible merger goodwill. The income tax benefit in 1999 is lower than the statutory tax rate primarily due to the tax effect of the special charge for the Settlement and related costs.

LIQUIDITY AND CAPITAL RESOURCES

         For 1999 and 2000, the Company's cash requirements, including acquisitions, have been funded by cash generated from operations.

         Net cash flows provided by operating activities during the first nine months of 2000 totaled $178 million compared to $185 million in the first nine months of 1999. This net decrease is due primarily to a $12 million increase in earnings, (before the effect of the special charge), $51 million add back of non-cash items, and the collection of $49 million for the IDPN accounts receivable. These increases in cash from net income adjusted for non-cash items and the collection of IDPN receivable were offset by a $120 million change in other working capital primarily related to increases in accounts receivable and decreases in accounts payable, accrued income taxes, and accrued liabilities. The increase in accounts receivable balances is primarily due to the increase in days sales outstanding resulting from slower payment patterns from third parties, specifically from managed care plans as well as the impact of new acquisitions. The decrease in accounts payable is primarily due to timing of disbursements and the decrease in accrued liabilities is primarily due to timing of payments for physician compensation, unreconciled payments, and compliance and legal reserve costs. Cash on hand was $9 million at September 30, 2000 compared to $27 million at September 30, 1999.

         Under the final settlement with the government, the Company is required to make net settlement payments totaling approximately $427 million, of which $14 million had previously been paid prior to 2000. This net amount includes approximately $59.2 million for Medicare receivables from the Government. During the first nine months of 2000, the Company has made initial payments to the Government totaling $353 million and has received $49 million from the Government for the Company's outstanding Medicare receivables for the intradialytic parenteral nutrition therapy relating to the Settlement.

         Under the definitive agreements with the Government, the Company entered into a note payable for the settlement payment obligations to the Government. Interest on installment payments to the Government will accrue at 6.3% on $51.2 million of the obligation and at 7.5% annually on the balance, until paid in full.

         Under the terms of the note payable, the remaining obligations will be paid in six quarterly installments which began April 2000 and will end July 2001. The first and second quarterly installments of $35.4 million including interest of 7.5% were made in April and July 2000 respectively. The next two quarterly installments will also be made in the amount of $35.4 million including interest at 7.5%. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively. The Government will remit the balance of the Company's outstanding Medicare receivables in four quarterly payments of $5.2 million plus interest at 7.5%. The first and second quarterly receipts from the Government was received in May and August 2000, respectively, totaling $10.4 million plus interest.

         Net cash flows used in investing activities of operations during the first nine months of 2000 totaled $170 million compared to $119 million in the first nine months of 1999. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Acquisitions totaled $105 million and $65 million in 2000 and 1999, respectively, net of cash acquired. Capital expenditures of $65 million and $54 million were made for internal expansion, improvements, new furnishings and equipment in 2000 and 1999, respectively. The Company intends to continue to enhance its presence in the U.S. by focusing its expansion on the acquisition of clinics, expansion of existing clinics, and opening of new clinics.

         Net cash flows used in financing activities of operations during the first nine months of 2000 totaled $11 million compared to net cash flows used of $45 million in the first nine months of 1999. During the first nine months of 2000, the Company made payments to the government totaling $353 million for the Settlement. Additionally, the net increase in borrowings from affiliates of $260 million is due primarily to an intercompany note payable entered into with Franconia Acquisition, LLC ($214 million), a wholly-owned subsidiary of FMC, and additional increases on other intercompany borrowings. The net increase in notes payable to outside parties of $65 million is primarily a result of the increase in the Company's credit facility of $70 million a portion of which was used to finance future acquisitions during the third quarter of 2000.


CONTINGENCIES

         The Company is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and is a defendant in significant commercial insurance litigation. An adverse outcome in any of these matters, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the significant complexities and uncertainties associated with these proceedings, neither an estimate of the possible loss or range of loss the Company may incur in respect of such matters nor a reserve based on any such estimate can be reasonably made. See - Note 5, "Commitments and Contingencies".

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

         At September 30, 2000, the fair value of the Company's interest rate agreements, which consisted of three swaps and one collar, is approximately $2.9 million. The agreements are for a total notional amount of $750 million, with maturity dates ranging from December 2003 through January 2005.

         In September 2000, the Company terminated a number of its foreign exchange contracts and recorded a net loss of approximately $1.2 million in operations.

         At September 30, 2000, the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is approximately $0.1 million. The Company had outstanding contracts covering the purchase of approximately 27.0 million Euros ("EUR") at an average contract price of $0.8862 per EUR, for delivery between October 2000 and October 2001. In addition, the Company's Canadian subsidiary, whose functional currency is the Canadian Dollar ("CAD"), had outstanding contracts covering the purchase of 7.0 million United States Dollars ("USD") at an average contract price of 1.4677 CAD per USD, for delivery between October 2000 and April 2001.

                                     PART II

                                OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

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

         OTHER LITIGATION AND POTENTIAL EXPOSURES

         From time to time, the Company is a party to or may be threatened with other arising in the ordinary course of its business. Management regularly analyzes current information including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company's financial position, results of operations or cash flows.

         The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the U.S. anti-kickback statute, the False Claims Act, the Stark Law, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. In the U.S., enforcement has become a high priority for the federal government and some states. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs to commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to extensive review by regulatory authorities and private parties, continuing inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

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

         On September 28, 2000, MESQUITA, ET AL. V. W. R. GRACE & COMPANY, ET AL. (Sup. Court of Calif., S.F. County, #315465) was filed as class action against Grace Chemicals, the Company, and other defendants, alleging that the Merger was a fraudulent conveyance, violated the uniform fraudulent transfer act, denuded the assets of Grace, and constituted a conspiracy to denude the assets of Grace from plaintiffs in asbestos litigation. The Company believes that the Merger did not violate any of these provisions. The Company has requested indemnification from Grace Chemicals pursuant to the Merger agreement. If the Company were to be found liable, and if the Company was not able to collect on the indemnity, it would have a material adverse effect on the Company's business, the financial condition of the Company and the results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


Exhibit 2.1 Agreement and Plan of Reorganization dated as of February 4, 1996 between W.R. Grace & Co. and Fresenius AG (incorporated herein by reference to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W.R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

Exhibit 2.2 Distribution Agreement by and among W.R. Grace & Co., W.R. Grace & Co.-Conn. and Fresenius AG dated as of February 4, 1996 (incorporated herein by reference to Exhibit A to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W.R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

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

Exhibit 4.7 Form of Consent to Modification of Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, N.A., as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23,
                  1998).

Exhibit 4.8 Amendment No. 6 dated effective September 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, NationsBank, as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, N.A., Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12,
                  1998).

Exhibit 4.9 Amendment No. 7 dated as of December 31, 1998 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors , the Lenders named therein, Nations Bank, N.A. as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A. G. and Bank of America, N.A. (formerly known as NationsBank, N.A.). as Managing Agents, (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 9, 1999).

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

Exhibit 4.12 Amendment No. 10 dated as of September 21, 2000 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, NationsBank, N.A. as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent, filed herewith.

Exhibit 4.13 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 4.14 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.15      Senior Subordinated Indenture dated as of February 19,
                  1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.16      Senior Subordinated Indenture dated as of February 19,
                  1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 10.1 Employee Benefits and Compensation Agreement dated September 27, 1996 by and among W.R. Grace & Co., National Medical
                  Care, Inc., and W.R. Grace & Co.-- Conn. (incorporated herein by reference to the Registration Statement on Form F-1 of Fresenius Medical Care AG, as amended (Registration No. 333-05922), dated November 22, 1996 and the exhibits thereto).

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

Exhibit 10.4* Amendment to Product Purchase Agreement between Amgen, Inc. and National Medical Care, Inc. (amending Appendix A), (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on August 9, 2000).

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

Exhibit 10.13 Employment Agreement dated March 15, 2000 by and between Jerry A. Schneider and National Medical Care, Inc (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.14 Employment Agreement dated March 15, 2000 by and between Ronald J. Kuerbitz and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.15 Employment Agreement dated March 15, 2000 by and between J. Michael Lazarus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.16 Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and certain Subsidiaries with Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 22, 1999).

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



                                           Fresenius Medical Care Holdings, Inc.



DATE: NOVEMBER 13, 2000                    /s/ Ben J. Lipps
     ------------------                    -------------------------------------
                                           NAME: Ben J. Lipps
                                           TITLE: President (Chief Executive
                                           Officer)




DATE: NOVEMBER 13, 2000                    /s/ Jerry A. Schneider
     ------------------                    -------------------------------------
                                           NAME: Jerry A. Schneider
                                           TITLE: Chief Financial Officer