Form 10-K
period 2000-12-31
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2001-04-02
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). $3,384,368 March 23, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of April 2, 2001, 90,000,000 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Information Statement with respect to its 2000 Annual Meeting of Stockholders, to be filed on or before April 30, 2001. (Part III)

                                TABLE OF CONTENTS


PART I

Item 1. Business .............................................................................        4
Item 2. Properties ...........................................................................       24
Item 3. Legal Proceedings ....................................................................       25
Item 4. Submission of Matters to a Vote of Security Holders ..................................       27

PART II ......................................................................................       27

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters ..........       27
Item 6. Selected Financial Data ..............................................................       28
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations        29
Item 7A Quantitative and Qualitative Disclosures About Market Risks ..........................       37
Item 8. Consolidated Financial Statements and Supplementary Data .............................       39
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..       39

PART III .....................................................................................       39

Item 10. Directors and Executive Officers of the Registrant ..................................       39
Item 11. Executive Compensation ..............................................................       39
Item 12. Security Ownership of Certain Beneficial Owners and Management ......................       39
Item 13. Certain Relationships and Related Transactions ......................................       39

PART IV ......................................................................................       39

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K .......       39


                                     PART I

ITEM 1. BUSINESS

         This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of Fresenius Medical Care Holdings, Inc. (collectively with all its direct and indirect subsidiaries, the "Company"), government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, the realization of anticipated tax deductions, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this 2000 Form 10-K and in the Company's reports filed from time to time with the Securities and Exchange Commission (the "Commission") could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

         Fresenius Medical Care Holdings, Inc., a New York corporation, is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMC" or "Fresenius Medical Care"). The Company conducts its operations through five principal subsidiaries: National Medical Care, Inc. ("NMC"), Fresenius USA Marketing Inc.; Fresenius USA Manufacturing Inc.; and SRC Holding Company, Inc., all Delaware corporations and Fresenius USA Inc., a Massachusetts corporation.

         The Company is primarily engaged in (i) providing kidney dialysis services, clinical laboratory testing and renal diagnostic services, and (ii) manufacturing and distributing products and equipment for dialysis treatment, which accounted for 84% and 16% of 2000 net revenues, respectively.

         - KIDNEY DIALYSIS AND OTHER SERVICES. The Company is the largest private provider in the U.S. of kidney dialysis and related services. At December 31, 2000, the Company owned 921 outpatient dialysis facilities in the U.S. (including Puerto
                  Rico), treating approximately 67,950 chronic patients (24.6% of estimated U.S. patients). The Company operated or managed an additional 33 facilities treating approximately another 3,750 patients (1.4% of estimated U.S. patients). Collectively, these company-operated facilities treated 26.0% of the estimated dialysis patients in the U.S. The Company believes its next largest competitor treated approximately 14.8% of U.S. patients. Additionally, the Company provides inpatient dialysis services, therapeutic apheresis, hemo perfusion, and other services under contract to hospitals in the U.S.

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

      Based on the most recent information published by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"), the number of patients in the U.S. who received chronic dialysis grew from approximately 66,000 in 1982 to approximately 259,500 at December 31, 1999 or at a compound annual rate of 8.4%.

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

      There are currently only two methods for the treatment of ESRD: dialysis and kidney transplantation. Transplants are limited by the scarcity of compatible kidneys. Approximately 13,500 patients received kidney transplants in the U.S. during 1999. Therefore, most patients suffering from ESRD must rely on dialysis, which is the removal of toxic waste products and excess fluids from the body by artificial means. There are two major dialysis modalities commonly used today, hemodialysis and peritoneal dialysis. Generally, the method of treatment used by an ESRD patient is chosen by the physician in consultation with the patient, and is based on the patient's medical conditions and needs.

      According to HCFA data, as of December 31, 1999, there were approximately 3,740 Medicare-certified ESRD treatment centers in the U.S. Ownership of these centers was fragmented. The Company estimates that at that time, the ten largest multi-facility providers accounted for approximately 2,280 facilities (61% of facilities) and 176,000 patients (68% of patients). The remaining 32% of patients were divided among freestanding facilities (many privately owned by physicians) and hospital-affiliated facilities.

      The Company believes that these proportions remained similar in 2000. The Company estimates that the top ten multi-center providers accounted for approximately 187,000 patients, or 68% of estimated U.S. patents at December 31, 2000.

      According to HCFA, as of December 31, 1999, approximately 88% of dialysis patients in the U.S. received in-center treatment (virtually all hemodialysis) and approximately 12% were treated at home. Of those treated at home, more than 94% received peritoneal dialysis.

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

      According to HCFA, as of December 31, 1999, hemodialysis patients represented 88% of all dialysis patients in the U.S. Hemodialysis treatments are generally administered to a patient three times per week and typically last from two and one-half to four hours or longer. The majority of hemodialysis patients are referred to outpatient dialysis centers, such as those operated by Fresenius Medical Care, where hemodialysis treatments are performed with the assistance of a nurse or dialysis technician under the general supervision of a physician.

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

      The Company's dialysis services and product businesses have grown faster than the market in terms of revenues over the past five years, and the Company believes that it is well positioned to continue this growth by focusing on the following strategies:

         - Continue to Provide High Standards of Patient Care. The Company believes that its reputation for providing high standards of patient care is a competitive advantage. The Company believes that NMC's proprietary Patient Statistical Profile ("PSP") database, which contains clinical and demographic data on approximately 73,400 dialysis patients, is the most comprehensive body of information about dialysis patients in the world. The Company believes that this database provides a unique advantage in continuing to improve dialysis treatment outcomes, reduce mortality rates and improve the quality and effectiveness of dialysis products.

         - Expand Presence in the U.S. Over the past several years, the Company has significantly expanded its U.S. provider operations through the acquisition of existing dialysis clinics as well as the opening of new clinics. In 2000, the Company acquired 30 clinics and opened 51 new clinics. As a result, the Company now has an established presence in each of its targeted markets in the U.S. Prospectively, the Company expects to enhance its presence in the U.S. by focusing its expansion on the acquisition of individual or small groups of dialysis centers in selected markets, expansion of existing clinics, and opening of new centers, although the Company will consider large acquisitions if suitable opportunities become available.

         - Increase Spectrum of Dialysis Services. One of the Company's objectives is to continue to expand its role within the broad spectrum of services provided to dialysis patients. The Company has begun to implement this strategy by providing expanded and enhanced patient services, including laboratory and diagnostic services, to both its own clinics and those operated by third parties. The Company estimates that Spectra Renal Management provides laboratory services for 40% of the dialysis patients in the United States. The Company has developed disease state management methodologies which involve total patient care for ESRD patients, that it believes are attractive to managed care payors. The Company has formed Optimal Renal Care, LLC, a joint venture with Permanente Medical Group of Southern California, a subsidiary of Kaiser Permanente which has the largest dialysis patient population of any managed care organization, and has formed Renaissance Health Care as a joint venture with certain of the Company's nephrologists.

         - Continue to Offer Complete Dialysis Product Lines. The Company offers broad and competitive hemodialysis and peritoneal dialysis product lines. These product lines enjoy broad market acceptance and enable customers to purchase all of their dialysis machines, systems and disposable products from a single source. During the year ended December 31, 2000 Fresenius Medical Care's product revenues were derived approximately 18% from machine sales and 82% from sales of disposable products. These disposable products provide FMC with a continuing source of revenue from our installed base of dialysis equipment.

         - Extend Our Position as an Innovator in Product and Process Technology. The Company is committed to technological leadership in both hemodialysis and peritoneal dialysis products. FMC has a research and development team with approximately 220 members focused on developing dialysis systems that are safer, more effective and easier to use and that can be easily customized to meet the differing needs of customers around the world. The Company believes that its extensive expertise in patient treatment and clinical data will further enhance its ability to develop more effective products and treatment methodologies. The Company's ability to manufacture dialysis products on a cost-effective and competitive basis results in large part from our process technologies. Over the past several years, the Company has reduced manufacturing costs per unit through development of proprietary manufacturing technologies that have streamlined and automated its production processes. Fresenius Medical Care intends to further improve its proprietary, highly automated manufacturing system to further reduce product manufacturing costs, while continuing to achieve a high level of quality control and reliability.


      For a description of other elements of the Company's strategy see " -- Dialysis Services" and " -- Dialysis Products Business." For additional information in respect to the Company's industry segments, see Notes to Consolidated Financial Statements - Note 18, "Industry Segments and Information about Foreign Operations."

      DIALYSIS SERVICES

           OVERVIEW

      The Company is the largest provider in the U.S. of kidney dialysis and related services to patients suffering from chronic kidney disease. The Company also provides clinical laboratory testing and renal diagnostic services for dialysis patients (Company owned and non-Company owned clinics).

      The Company's provider business is primarily operated through the Dialysis Services business unit ("Dialysis Services"). Clinical laboratory testing and renal diagnostic services are primarily provided by Spectra Renal Management ("SRM")

           DIALYSIS SERVICES

      As of December 31, 2000, the Company owned 921 dialysis centers in the U.S. The centers are generally concentrated in areas of high population density. In 2000, the Company acquired 30 existing centers, developed 51 new centers and consolidated or sold 9 centers. The number of patients treated at the Company's centers has increased from approximately 62,000 at December 31, 1999 to approximately 68,000 at December 31, 2000.

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

      Each of the Company's dialysis centers is under the general supervision of a medical director ("Medical Director") and, in some cases, one or more Associate Medical Directors, who are physicians. See "Patient, Physician and Other Relationships." Each dialysis center also has an administrator who supervises the day-to-day operations of the facility and the staff. The staff typically consists of registered nurses, licensed practical nurses, patient care technicians, a social worker, a registered dietician, and a unit clerk and biomedical technicians.

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

      As part of the dialysis therapy, the Company provides various related services to ESRD patients in the U.S. at its dialysis centers, including the administration of erythropoietin ("EPO"), a bioengineered protein that stimulates the production of red blood cells. EPO is used to treat anemia, a medical complication frequently experienced by ESRD patients, and is administered to most of the Company's patients. EPO is produced by a single source manufacturer, Amgen Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations. The Company's current contract with Amgen Inc. covers the period from January 2001 to December 2001 with price guarantees and volume and outcome based discounts.

      Other services provided to ESRD patients in the U.S. include: the administration of vitamin D, iron, hepatitis vaccine, and blood transfusions; the provision of interdialytic parenteral nutrition ("IDPN"), in which nutrients are added to the patient's blood during hemodialysis; the provision, through SRM, of clinical laboratory testing and renal services. These tests and other ancillary services are provided by specific prescription of the patient's attending physician.

      The Company's centers also offer services for home dialysis patients, the majority of whom are treated with peritoneal dialysis. For such patients, the Company provides certain materials, training and patient support services, including clinical monitoring, supply of EPO, follow-up assistance and arrangements for the delivery of the supplies to the patient's residence. See "
- -- Regulatory and Legal Matters -- Reimbursement" and " -- Legal Proceedings" for a discussion of billing for such products and services.

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

      ACQUISITIONS

      The Company's growth in revenues and operating earnings in prior years has resulted, in significant part, from its ability to effect acquisitions of health care businesses, particularly dialysis centers, on reasonable terms. In the U.S., owners may be motivated to sell their centers to obtain relief from day-to-day administrative responsibilities and changing governmental regulations, to focus on patient care and to realize a return on their investment. While price is typically the key factor in securing acquisitions, the Company believes that it will be an attractive acquirer or partner to many dialysis center owners due to its reputation for patient treatment, its proprietary PSP database (which contains clinical and demographic data on approximately 73,400 dialysis patients), its comprehensive clinical and administrative systems, manuals and policies, its ability to provide ancillary services to dialysis centers and patients and its reputation for technologically advanced products. The Company believes that these factors will also be advantages when opening new centers.

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

      The Company regularly evaluates and explores opportunities with various other health care companies and other businesses regarding acquisitions and joint business ventures. In 2000, the Company completed new acquisitions and acquisitions of previously managed clinics totaling 30 dialysis facilities in the U.S. providing care to approximately 2,755 patients. These acquisitions and agreements expand the Company's presence in selected key areas of the United States.

     SOURCES OF DIALYSIS SERVICES NET REVENUES

      The following table provides information for the periods indicated regarding the percentage of the Company's U.S. dialysis treatment services net revenues provided by (a) the Medicare ESRD program, (b) private/alternative payors, such as commercial insurance and private funds, (c) Medicaid and other government sources and (d) hospitals.

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                     2000         1999         1998
                                     ----         ----         ----
Medicare ESRD program .......        59.1%        60.2%        57.0%
Private/alternative payors ..        32.1         30.3         33.8
Medicaid and other government
 sources.....................         4.2          4.2          4.1
Hospitals ...................         4.6          5.3          5.1
                                    -----        -----        -----
  Total .....................       100.0%       100.0%       100.0%
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

      Prior to the time at which Medicare becomes the primary payor, most dialysis treatments are paid for by another third-party payor, such as the patient's private insurer, or by the patient. ESRD patients under age 65 who are covered by an employer health plan must wait 33 months (consisting of a three-month entitlement waiting period and an additional 30-month "coordination of benefits period") before Medicare becomes the primary payor. During this 33-month period, the employer health plan is responsible for payment as primary payor at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates (which generally are higher than the rates paid by governmental payors, such as Medicare), and Medicare is the secondary payor. See " -- Regulatory and Legal Matters -- Reimbursement."

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

      The Company's ability to secure rates with indemnity and managed care plans has largely been due to the relatively small number of ESRD patients which any single HMO has enrolled. By regulation, ESRD patients have been prohibited from joining an HMO unless they are otherwise eligible for Medicare coverage, due to age or disability, and are members of a managed care plan when they first experience kidney failure. HCFA has a pilot evaluation underway for treatment of Medicare ESRD patients by managed care companies under capitated contracts. If successful, this pilot program could result in the elimination of the regulation that precludes ESRD patients from enrolling in managed care organizations. If Medicare HMO enrollments increase and the number of ESRD patients in managed care plans also increases, managed care plans' leverage to negotiate lower rates or reduce services provided by the Company may become greater.

      The Company has formed two joint ventures seeking to contract "at risk" with managed care organizations for the care of ESRD patients. Renaissance Health Care, Inc. is a joint venture between the Company and participating nephrologists throughout the U.S. Optimal Renal Care, LLC is a joint venture between Permanente Medical Group of Southern California, a subsidiary of Kaiser Permanente and the Company. The Company believes a significant increase in the number of patients enrolled in managed care plans, and might also cause these plans to look closer at outsourcing ESRD care to ESRD companies such as the Company's joint decrease state management ventures.

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

The Company believes that its success in establishing and maintaining dialysis centers, in the U.S. depends in significant part upon its ability to obtain the acceptance of, and referrals from, local physicians, hospitals and managed care plans. A dialysis patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges. Virtually all of the Company's clinics maintain open staff privileges for local nephrologists. The Company's ability to provide quality dialysis care and otherwise to meet the needs of local patients and physicians is central to its ability to attract nephrologists to the Company's centers and to receive referrals from such physicians. See " -- Anti- kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws."

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

      COMPETITION

      Dialysis Services. The dialysis services industry is highly competitive. Ownership of dialysis centers in the U.S. is fragmented, with a large number of operators each owning 10 or fewer centers and a small number of larger providers, the largest of which is the Company. Consolidation of the industry has been ongoing over the last decade. In urban areas, where many of the Company's dialysis centers are located, there frequently are many competing centers in proximity to the Company's centers. The Company experiences direct competition from time to time from former Medical Directors, former employees or referring physicians who establish their own centers. Furthermore, other health care providers or product manufactures, some of which have significant operations or resources, may decide to enter the dialysis services business in the future.

      Because services to the majority of patients in the U.S. are primarily reimbursed under government programs, competition for patients is based primarily on quality and accessibility of service and the ability to obtain referrals from physicians and hospitals. However, extension of periods during which commercial insurers are primarily responsible for reimbursement and the growth of managed care has placed greater emphasis on service costs. The Company believes that it competes effectively in all of these areas. In particular, based upon the Company's knowledge and understanding of other providers of dialysis treatments, as well as from information obtained from publicly available sources, the Company believes that it is among the most cost-efficient providers of kidney dialysis services. In addition, as a result of its large size relative to most other dialysis service providers, the Company enjoys economies of scale in areas such as purchasing, billing, collections and data processing.


      LABORATORY AND RENAL DIAGNOSTIC SERVICES

      The Company provides clinical laboratory testing and renal services through its business unit known as Spectra Renal Management ("SRM"). SRM is the leading U.S. dialysis clinical laboratory providing blood, urine and other bodily fluid testing services to assist physicians in determining whether a dialysis patient's therapy regimen, diet and medicines remain optimal. SRM laboratories are located in New Jersey, Illinois, and Northern California.

      In 2000, SRM performed approximately 37 million tests for more than 100,000 dialysis patients across the United States. SRM also provided testing services to clinical research projects and others. The Company plans to expand SRM into related markets such as hospital dialysis units and physician office practices to offer assistance with the pre-ESRD patient base.

      The Company's clinical laboratory results have been a critical element in the development of the Company's proprietary PSP database, which contains clinical, laboratory and demographic data on the 73,400 dialysis patients currently receiving treatment. The Company uses PSP to assist physicians in providing quality care to dialysis patients. In addition, PSP is a key resource in ongoing research, both within the Company and at outside research institutions, to decrease mortality rates among dialysis patients and improve their quality of life.

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

DIALYSIS PRODUCTS

      The Company manufactures and distributes equipment and disposable products for the treatment of kidney failure using both hemodialysis and peritoneal dialysis. Such products include hemodialysis machines, peritoneal dialysis cyclers and related equipment, dialyzers, peritoneal dialysis solutions in flexible plastic bags, hemodialysis concentrates and solutions, granulate mixes, bloodlines, disposable tubing assemblies and equipment for water treatment in dialysis centers. Other products manufactured by third parties and distributed by the Company include dialyzers, special blood access needles, heparin (used to prevent blood clotting) and commodity supplies such as bandages, clamps and syringes.

      OVERVIEW

      The following table shows for 2000, 1999 and 1998 actual net revenues of the Company's products business related to hemodialysis products, peritoneal dialysis products and other activities, principally technical service:

                                                               YEAR ENDED DECEMBER 31,
                                                               (DOLLARS IN THOUSANDS)
                                   -------------------------------------------------------------------------------------
                                              2000                          1999            1998
                                   -------------------------------------------------------------------------------------
                                     Total            % of         Total           % of           Total          % of
                                   Revenues           Total       Revenues         Total        Revenues        Total
                                   ---------      ----------      ---------      ----------     -----------    ---------
Hemodialysis Products              $334,447              70%       $329,561            67%       $296,361          63%
Peritoneal Dialysis Products         93,742              20         108,145            22         123,389           26

Other                                51,878              10          53,205            11          51,234           11
                                   ---------      ----------      ---------      ----------     -----------    ---------
Total                              $480,067             100%       $490,911           100%       $470,984          100%
                                   =========      ==========      =========      ==========     ===========    =========

      HEMODIALYSIS PRODUCTS

      The Company believes that Fresenius Medical Care is a leader in the hemodialysis product field and continually strives to extend and improve the capabilities of its hemodialysis systems to offer an advanced treatment mode at reasonable cost. The Company, through its Dialysis Products business unit ("Dialysis Products"), offers a comprehensive hemodialysis product line, consisting of hemodialysis machines, modular accessories for dialysis machines, polysulfone dialyzers, bloodlines, dialysis solutions and concentrates, fistula needles, connectors, data management systems, machines and supplies for the reuse of dialyzers.

      Dialysis Machines. The Company assembles, tests and calibrates hemodialysis machines and sells these machines in the U.S., Canada and Mexico. Components for these machines are provided by Fresenius Medical Care and other vendors. Hemodialysis machines manufactured by the Company provide a unique volumetric dialysate balancing and ultrafiltration control system. This system, first developed and introduced by FMC in 1977, provides for the safe and more efficient use of highly permeable dialyzers. The Company also provides machine upgrade kits to allow for advanced therapy modes, thus offering the customer maximum performance with highly permeable polysulfone dialyzers. The Company's hemodialysis machines are capable of operating with dialyzers manufactured by all manufacturers, and are compatible with a wide variety of bloodlines and dialysis concentrates.

      Dialyzers. All dialyzers manufactured by the Company use hollow fiber polysulfone membranes, a synthetic material. The Company believes that the Fresenius Medical Care Polysulfone(TM) dialyzer is the best-performing mass-produced dialyzer on the market. Fresenius Medical Care is the leading worldwide producer of polysulfone dialyzers. While competitors currently sell polysulfone membranes in the market, FMC developed and is the only manufacturer with more than 13 years' experience in applying the technology required to mass produce polysulfone membranes. The Company believes that polysulfone has superior performance characteristics compared to other materials used in dialyzers, including a higher biocompatibility and greater clearing capacities for uremic toxins. FMC's Polysulfone(TM) dialyzer line consists of a complete range of permeability (high, medium and low flux) to allow tailoring of the dialysis therapy to the individual patient. FMC's Polysulfone(TM) dialyzers are available in both reuse and non reuse series.

      The Company also sells dialyzer reprocessing and rinse. These machines cleanse dialyzers after dialysis, permitting multiple usage for the same patient before disposal of the dialyzer. The machines facilitate the reuse of disposable dialyzers and, therefore, permit hemodialysis providers to reduce operating costs.

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

      The Company has developed the Fresenius Data System FDS08(TM) ("FDS08") computerized treatment monitoring and documentation system. The FDS08 can automatically monitor and record machine and treatment information from as many as 32 hemodialysis machines. The FDS08 is a PC-based system which has found many applications for improving record keeping and increasing staff efficiency. The FDS08 system has been used to pioneer new therapies such as remote monitoring of patients during nightly home hemodialysis, which enables a patient to be dialyzed at home while a staff caregiver monitors the machine performance via a modem link. Additionally the FDS08 system can be linked to the Company's Hypercare(TM) Medical Records System. The Hypercare(TM) Medical Records
System is a medical records system which can record and analyze trends in medical outcome factors in hemodialysis patients.

      New Hemodialysis Products. The Company has introduced the FX-class and Optiflux dialyzers. Both of these dialyzers use polysulfone-based Helixone membranes, which significantly increase clearance. FX-class dialyzers provide simplified handling and more secure treatment and improve waste management, logistics and handling through weight reduction and environmentally improved materials. Optiflux polysulfone dialyzers deliver small and middle molecular weightsolute clearance. Both dialyzers have outstanding biocompatibility, continuing the Company's efforts to provide patient care in the most biocompatible way.

      The Company has also introduced the 2008K hemodialysis machine, which provides innovative elements such as improved operator interface, an improved blood pump, level detector and heparin pump modules, and fluid removal measurement combined with a feedback control mechanism to monitor and avoid sudden declines in blood pressure and resulting complications.

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

      Peritoneal Dialysis Systems. The Company manufactures a range of peritoneal dialysis solutions. The Company believes that its peritoneal solution products with Safe-Lock(R)connection systems offer significant advantages for CAPD and CCPD home patients, including ease of use and greater protection against touch contamination than other peritoneal dialysis systems presently available. The Safe-Lock(R)standard system involves the connection procedure of introducing and draining the dialysis solution into and from the abdominal cavity through the use of the same bag for introduction and drainage. To use Safe-Lock(R)products, a catheter that has been surgically implanted in the patient is fitted with one part of the Safe-Lock(R)connector, and the peritoneal dialysis solution bag and tubing are fitted with the other part of the Safe-Lock(R)connector. The Company also manufactures disposable double bag systems utilizing a special drainage bag and a snap-off Y-shaped piece that is connected to the Safe-Lock(R)connector at the catheter. These double bag systems further reduce possible entry of contaminants during peritoneal dialysis.

      Cyclers. While there are two main forms of peritoneal dialysis therapy, the Company believes that CCPD therapy offers benefits over CAPD therapy for patients who need more therapy due to body size, ultrafiltration loss or any other similar reasons. In a standard CAPD program, a patient typically undergoes four manual two-liter exchanges of peritoneal dialysis solution over a 24-hour period, with treatment occurring seven days per week. CAPD must be performed by the patient when he or she is awake. With CCPD therapy, peritoneal dialysis cyclers provide automated dialysis solution exchange. The cycler delivers a prescribed volume of dialysis solution into the peritoneal cavity through an implanted catheter, allows the solution to dwell for a specified time, and completes the process by draining the solution. Cycling may be performed by patients at home throughout the night while sleeping. CCPD delivers more effective therapy than CAPD due to the supine position of the patient during the night, higher volume exchanges and preferable cycle management. The Company's cycling equipment incorporates microprocessor technology, that can be easily programmed by the patient, hospital or clinic staff to perform specific prescribed therapy for a given patient. Since all components are monitored and programmable, these machines allow the physician to prescribe any of a number of current therapy procedures. With nighttime cycling, the patient has complete daytime freedom, wearing only the surgically-implanted catheter and capping device. In addition, the Company believes that CCPD reduces the risk of peritonitis due to less frequent handling of the catheter.

      The Company introduced the first CCPD machine in 1980 and, in 1994, introduced a new variant on CCPD therapy, PD-Plus(TM), that is offered by the Company in other parts of the world. Normally, a CCPD patient undergoes five or six two-liter solution exchanges at night, and carries no solution during the day. PD-Plus(TM) therapy provides a more tailored therapy using a simpler nighttime cycler, and, where necessary, one exchange during the day. Compared with typical CCPD therapy, the Company believes that PD-Plus(TM) therapy is less costly and easier to administer. In addition, compared with CAPD therapy, the Company believes that PD-Plus(TM) therapy improves toxin removal by more than 40% and therefore is attractive to patients and physicians alike. By increasing the effectiveness of peritoneal dialysis treatments, at an acceptable increase in cost over CAPD therapy, PD-Plus(TM) therapy may also effectively prolong the time period during which a patient will be able to remain on peritoneal dialysis before requiring hemodialysis. PD-Plus(TM) therapy, as developed by the Company, can only be performed using the Fresenius Freedom Cycler(TM) and special tubing using Safe-Lock(R)connectors.

      FMC has also developed a new CAPD system, comprising tubing, connectors and a peritoneal dialysis double bag, together with the process technology for the manufacture of the system. The FMC Stay-Safe(TM) peritoneal dialysis system utilizes a single switching mechanism that replaces the three tubing clamps to control drainage of solution, flushing of tubes that connect solution bags to catheters, the introduction of new solution, and the tight closure of the line. The control device also further reduces the possibility of catheter contamination during connection and disconnection by sealing the catheter access and surrounding the catheter adapter with a disinfectant solution.

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


      New Peritoneal Dialysis Products. The Company has introduced the IQcard(TM) system which has been developed to monitor patient compliance in Automated Peritoneal Dialysis Therapy. The IQcard is used with the Freedom(TM) Cycler PD+ to monitor the delivered dose of APD Therapy and record a full treatment history for each patient. It is estimated that patient non-compliance with prescribed Peritoneal Dialysis Therapy varies from 11% to 80%. Lack of compliance may be the most significant cause of inadequate dialysis and poor clinical outcomes. With IQcard, the physician has a tool for assessing patient compliance and making adjustments to the prescription as necessary to meet therapy goals.

      The Company also manufactures the Premier Plus twin bag CAPD system. This system comprises a single product, the Delflex(R) solution bag and the tubing and drainage set necessary for CAPD exchanges. The Premier Plus twin bag system also utilizes Safe-Lock(R) connectors and, because fewer connections are required, may help to reduce patient complications associated with peritoneal dialysis therapy. The Premier Plus twin bag system offers the physician the ability to prescribe larger dosages without requiring the patient to do more exchanges during the day.

      MARKETING, DISTRIBUTION AND SERVICE

      Most of the Company's products are sold to hospitals, clinics and specialized treatment centers. With its comprehensive product line and years of experience in dialysis, the Company believes that it has been able to establish and maintain very close relationships with its clinic customer base . Close interaction among the Company's sales force and FMC research and development personnel enables concepts and ideas that develop in the field to be considered and integrated into product development. The Company maintains a direct sales force of trained salespersons engaged in the sale of both hemodialysis and peritoneal dialysis products. This sales force engages in direct promotional efforts, including visits to physicians, clinical specialists, hospitals, clinics and dialysis centers, and represents the Company at industry trade shows. The Company also sponsors medical conferences and scientific symposia as a means for disseminating product information. The sales force is assisted by clinical nurses who provide clinical support, training and assistance to customers.

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

      MANUFACTURING OPERATIONS

      The Company assembles, tests, and calibrates equipment, including hemodialysis machines, dialyzer reuse devices and peritoneal dialysis cyclers, at its facility in Walnut Creek, California. Components of the Company's hemodialysis machines are supplied by FMC as well as other suppliers. The Company has experienced no difficulties in obtaining sufficient quantities of such components. In connection with the sale and installation of the machines, Company technicians and engineers calibrate the machines and add computer software for record keeping and monitoring.

     The Company owns a 450,000 square-foot facility in Ogden, Utah which operates as a fully integrated manufacturing and research and development facility for polysulfone dialyzers and peritoneal dialysis solutions. This facility uses automated equipment for the production of polysulfone dialyzers and sterile solutions in flexible plastic containers. The Company, also has the capability to purchase dialyzers and polysulfone bundles from FMC. The Company believes that it is the principal manufacturer of polysulfone dialyzers in the U.S. While the Company obtains the film used in the manufacture of its plastic bags used with its peritoneal solutions from one supplier located in the Netherlands, the Company believes that there are readily available alternative sources of supply for which the FDA could grant expedited approval. The Company also intends to manufacture its own plastic film for peritoneal dialysis solution bags.

       The Company also manufactures dialysis products at additional plants in the U.S. Bloodlines and PD sets are produced at a facility in Reynosa, Mexico, and concentrates are produced at four facilities in the U.S.

      Each step in the manufacture of the Company's products, from the initial processing of raw materials through the final packaging of the completed product, is carried out under controlled quality assurance procedures required by law and under Good Manufacturing Practices ("GMP"), as well as under comprehensive quality management systems, such as the internationally recognized ISO 9000-9004 and CE Mark standards, which are mandated by regulatory authorities in the countries in which the Company operates. The facilities in Ogden, Utah and Reynosa, Mexico received ISO 9001 certification in 1999. The facility in Walnut Creek, California received ISO 9001 Certification in 2000.

      SOURCES OF SUPPLY

      Raw materials essential to the Company's dialysis products business are purchased worldwide from numerous suppliers and no serious shortages or delays in obtaining raw materials have been encountered. To assure continuous high quality, FMC has single supplier agreements for many of its polymers, including polysulfone, polyvinylpyrrolidone, and polyurethane for dialyzer production, and for certain other raw materials. Wherever single supplier agreements exist, the Company believes alternative suppliers are available. However, use of raw materials obtained from alternative suppliers could cause costs to rise due to necessary adjustments in the production process or interruptions in supply.

       The Company obtains bloodlines under an agreement with Medisystems Corporation as a secondary source of supply to the Company's self manufactured blood lines from Reynosa, Mexico. The new agreement expires in 2002.

      RESEARCH AND DEVELOPMENT

      Current research and development activities of the Company are primarily conducted through FMC and are strongly focused on the development of new products, technologies and treatment concepts to optimize the quality of treatment for dialysis patients, and on process technology for the manufacture of the Company's products.

      FMC intends to continue to maintain its central research and development operations for disposable products, at its St. Wendel facility and for durable products at its facilities in Schweinfurt and Bad Homburg, Germany. It expects that as its dialysis products business continues to expand internationally, research and development activities by its international operations, including the Company, will rely primarily on the research and development activities conducted at St. Wendel, Schweinfurt, and Bad Homburg which will transfer production technology FMC develops to FMC production centers. Local activities focusing on cooperative efforts with those facilities to develop new products and product modifications for local markets. The Company's product development staff works closely with the Fresenius Medical Care research and development group in this regard. FMC employs approximately 220 persons in research and development (including medical doctors, engineers, technicians and research scientists), and conducts its activities at three locations in Germany (at the St. Wendel facility, the Schweinfurt facility and the Bad Homburg facility), and in Walnut Creek, California and Ogden, Utah. FMC's research and development expenses were $32 million in 2000.

      The Company seeks to maintain its profile in scientific circles through articles in scientific and medical journals, participation in academic symposia, relationships with scientists and physicians in relevant fields and the organization of scientific meetings and workshops. The Company will continue to establish scientific advisory boards and works with medical and other consultants.

      PATENTS, TRADEMARKS AND LICENSES

      As the owner of or licensee under patents and trademarks throughout the world, FMC holds rights under more than 997 patents and patent applications relating to dialysis technology in major markets. Patented technologies that relate to dialyzers include polysulfone hollow fiber, in-line sterilization method, and sterile closures for in-line sterilized medical devices. For dialysis machines, patents include the location for a filter device for sterile filtering dialysate in the dialysis machine circuit, the safety concept for the ultrafiltration device in a dialysis machine used for high flux dialysis, a process for the on-line preparation of substitution fluid in hemodiafiltration machine, conductivity sensor arrangements in the dialysis machine circuit, conductivity sensor devices and mathematical algorithms for using such devices, patents relating to controlled bicarbonate dialysis and patents related to control thermal balance during dialysis. The connector system for the Fresenius Medical Care biBag(TM) has been patented in the U.S., Norway, and Europe. Other pending patents include the new generation of "DIASAFE plus"(R) filters.

      For peritoneal dialysis, FMC holds rights on the Safe-Lock(R)system. Pending patents include non-PVC film (Biofine(TM)) for general use in intravenous and peritoneal dialysis applications and a special film for a peelable, non-PVC double bag for peritoneal dialysis solutions. The Company's intellectual property includes the Inpersol(R)trademark and rights to certain manufacturing know-how, and a paid-up non-exclusive global sublicense from Baxter, Inc. to certain CAPD and connector technology.

      The Company believes that its success will depend, in large part, on FMC's technology. While FMC, as a standard practice, obtains such legal protections it believes are appropriate for its intellectual property, such intellectual property is subject to infringement or invalidation claims. In addition, technological developments in ESRD therapy could reduce the value of FMC's existing intellectual property, which reduction could be rapid and unanticipated.

      COMPETITION

      The markets in which the Company sells its dialysis products are highly competitive. Among the Company's competitors in the sale of hemodialysis and peritoneal dialysis products are Gambro AB, Baxter International Inc., Asahi Medical Co., Ltd., Bellco S.p.A. (a subsidiary of Sorin Biomedica S.p.A.), Bieffe Medital S.p.A., ( an affiliate of Baxter, Inc.), B. Braun Melsungen AG, Nissho Corporation (including Nissho Nipro Corporation Ltd.), Nikkiso Co., Ltd., Terumo Medical Corporation and Toray Medical Co., Ltd. Some the Company's competitors possess greater financial, marketing and research and development resources than the Company.

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

EMPLOYEES

      At December 31, 2000, the Company employed approximately 26,732 employees, including part-time and per diem employees. Such persons are employed by the Company's principal businesses as follows: dialysis treatment and laboratory services, approximately 23,195 employees; and dialysis products, approximately 3,537 employees. Medical Directors of the Company's dialysis centers are retained as independent contractors and are excluded from the employee total. Management believes that its relations with its employees are good. Approximately 600, or 2% of the Company's employees are covered by union agreements.

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

The Company has entered into a corporate integrity agreement with the U.S. government which requires that the Company staff and maintain a comprehensive compliance program, including a written code of conduct, training program and compliance policies and procedures. The corporate integrity agreement requires annual audits by an independent review organization and periodic reporting to the government. The corporate integrity agreement permits the U.S. government to exclude the Company and its subsidiaries from participation in U.S. federal health care programs if there is a material breach of the agreement that is not cured by the Company within thirty days after the Company receives written notice of the breach.

      PRODUCT REGULATION

      In the U.S., the FDA and comparable state regulatory agencies impose requirements on certain subsidiaries of the Company as a manufacturer and a seller of medical products and supplies under their jurisdiction. These require that products be manufactured in accordance with GMP and that the Company comply with FDA requirements regarding the design, safety, advertising, labeling, recordkeeping and reporting of adverse events related to the use of its products. In addition, in order to clinically test, produce and market certain medical products and other disposables (including hemodialysis and peritoneal dialysis equipment and solutions, dialyzers, bloodlines and other disposables) for human use, the Company must satisfy mandatory procedures and safety and efficacy requirements established by the FDA or comparable state and foreign governmental agencies. Such rules generally require that products be approved by the FDA as safe and effective for their intended use prior to being marketed. The Company's peritoneal dialysis solutions have been designated as drugs by the FDA and, as such, are subject to additional FDA regulation under the Food, Drug and Cosmetic Act of 1938 ("FDC Act").

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


FACILITIES AND OPERATIONAL REGULATION

      The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") subject virtually all clinical laboratory testing facilities, including those of the Company, to the jurisdiction of HHS. CLIA establishes national standards for assuring the quality of laboratories based upon the complexity of testing performed by a laboratory. Certain operations of the Company are also subject to federal laws governing the repackaging and dispensing of drugs and the maintenance and tracking of certain life sustaining and life-supporting equipment.

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

      Some states in which the Company operates have Certificate of Need ("CON") laws that require any person or entity seeking to establish a new health care service or to expand an existing service to apply for and receive an administrative determination that the service is needed. The Company currently operates in 13 states, including the District of Columbia and Puerto Rico that have CON laws applicable to dialysis centers. These requirements may provide a barrier to entry to new companies seeking to provide services in these states, but also may constrain the Company's ability to expand its operations in these states.

      REIMBURSEMENT

      Dialysis Services. The Company's dialysis centers provide outpatient hemodialysis treatment and related services for ESRD patients. In addition, some of the Company's centers offer services for the provision of peritoneal dialysis and hemodialysis treatment at home.

      The Medicare program is the primary source of Dialysis Services revenues from dialysis treatment. For example, in 2000, approximately 59% of Dialysis Services revenues resulted from Medicare's ESRD program. As described below, Dialysis Services is reimbursed by the Medicare program in accordance with the Composite Rate for certain products and services rendered at the Company's dialysis centers. As described in the next paragraph, other payment methodologies apply to Medicare reimbursement for other products and services provided at the Company's dialysis centers and for products (such as those sold by the Company) and support services furnished to ESRD patients receiving dialysis treatment at home (such as those of Dialysis Products). Medicare reimbursement rates are fixed in advance and are subject to adjustment from time to time by the U.S. Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable per treatment revenues.

         When Medicare assumes responsibility as primary payor (see "Reimbursement -- Coordination of Benefits"), Medicare is responsible for payment of 80% of the Composite Rates set by HCFA for dialysis treatments. The Composite Rates govern the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Composite Rates consists of labor and non labor components with adjustments made for regional wage costs subject to a national payment rate schedule. The Composite Rates for 2001 were increased by an average of 2.4% (as a result of set increases over the year), with a new payment ceiling of $144 per treatment. Some exceptions based on specified criteria are paid at a higher rate.

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

      The patient or third-party insurance payors, including employer-sponsored health insurance plans, commercial insurance carriers and the Medicaid program, are responsible for paying any co-payment amounts for approved services not paid by Medicare (typically the annual deductible and 20% co-insurance), subject to the specific coverage policies of such payors. The extent to which the Company is actually paid the full co-payment amounts depends on the particular responsible party. Each third-party payor, including Medicaid, makes payment under contractual or regulatory reimbursement provisions which may or may not cover the full 20% co-payment or annual deductible. Where the patient has no third-party insurance or the third party insurance does not cover copayment or deductible and the patient is responsible for paying the co-payments or the deductible, which the Company frequently does not collect fully despite reasonable collection efforts. Under an advisory opinion from the Office of the Inspector General, subject to specified conditions, the Company and the other similarly situated providers may make contributions to a non-profit organization that has volunteered to make premium payments for supplemental medical insurance and/or medigap insurance on behalf of indigent ESRD patients, including patients of the Company.

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

      IDPN. Among its other services, SRM administers IDPN to chronic dialysis patients who suffer from gastrointestinal malfunctions. These services are covered by the Medicare program under the Medicare Parenteral and Enteral Nutrition ("PEN") benefit, which requires extensive documentation and individual physician certification of medical necessity for each patient. The provision of IDPN has been shown to increase the body content of vital, high biologic-value proteins like albumin. Deficiency of such proteins has been shown to be associated with substantially higher risk of death, among dialysis patients.

      Under the corporate integrity agreement, the Company agreed to submit claims for payment of IDPN and other PEN therapies in accordance with coverage criteria of the Health Care Financing Administration as in effect from time to time.

      EPO. In 1999, the Office of the Inspector General and the Clinton Administration announced their intention to seek a 10% reduction in Medicare reimbursement for EPO, although this proposal was not enacted. Future changes in the EPO reimbursement rate, inclusion of EPO in the Medicare Composite Rate, changes in the typical dosage per administration or increases in the cost of EPO purchased by NMC could adversely affect the Company's business and results of operations, possibly materially.

      Coordination of Benefits. Medicare entitlement begins for most patients in the fourth month after the initiation of chronic dialysis treatment at a dialysis center. During the first three months, considered to be a waiting period, the patient or patient's insurance, Medicaid or a state renal program are responsible for payment.

      Patients who are covered by Medicare and are also covered by an employer group health plan ("EGHP") are subject to a 30 month coordination period during which the EGHP is the primary payor and Medicare the secondary payor. During this coordination period the EGHP pays a negotiated rate or in the absence of such a rate, the Company's standard rate or a rate defined by its plan documents. The payments are generally higher than the Medicare Composite Rate. insurance will therefore generally cover a total of 33 months, the 3 month waiting period plus the 30 month coordination period.

      Patients who already are eligible for Medicare based on age when they become ESRD patients are dual eligible patients. If these patients are covered under an EGHP that is their primary payor for covered services, then these patients will have a 30 month coordination period. If Medicare is already the primary payor when ESRD entitlement begins, Medicare remains the primary payor, the EGHP is the secondary payor and no coordination period will apply. All ESRD patients or patients over 65 who do not have a health insurance retirement benefit plan can purchase Medigap plans.

      Possible Changes in Medicare. Because the Medicare program represents a substantial portion of the federal budget, the U.S. Congress takes action in almost every legislative session to modify the Medicare program by refining the amounts payable to health care providers. Legislation or regulations may be enacted in the future that could substantially modify or reduce the amounts paid for services and products offered by the Company and its subsidiaries. It is also possible that statutes may be adopted or regulations may be promulgated in the future that impose additional eligibility requirements for participation in the federal and state health care programs. Such new legislation or regulations may adversely affect the Company's businesses and results of operations.

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

      Provisions of OBRA 93, known as "Stark II," amended Stark I to revise and expand upon various statutory exceptions, to expand the services regulated by the statute to a list of "Designated Health Services," and to prohibit Medicaid referrals where a financial relationship exists. The provisions of Stark II generally became effective on January 1, 1995. The additional Designated Health Services include: physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computer axial tomography scans and ultrasound services; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. Pursuant to proposed regulations implementing Stark I and II, erythropoietin (EPO) provided to ESRD patients as part of a renal dialysis treatment plan is specifically exempted as a Designated Health Service. Further, in the proposed regulations discussing Durable Medical Equipment, ESRD equipment and supplies are excluded from coverage as a Designated Health Service because the ESRD benefit is distinguished under Medicare from the DME benefit. Outpatient prescription drugs and in-hospital treatments would also be excluded.


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

                                         17,500                leased              Warehouse Space - Machine components

Ogden, Utah                             450,000                owned (1)           Manufacture polysulfone membranes and dialyzers
                                                                                   and peritoneal dialysis solutions; research and
                                                                                   development.

Delran, New Jersey                       42,000                leased              Manufacture of liquid hemodialysis concentrate
                                                                                   solutions.

Perrysburg, Ohio                         35,000                leased              Manufacture of dry hemodialysis concentrates.

Livingston, California                   32,000                leased              Manufacture of liquid hemodialysis concentrates.

Irving, Texas                            70,000                leased              Manufacture of liquid hemodialysis solution.

Reynosa, Mexico                         150,000                leased              Manufacture of bloodlines.

Fremont, California                      72,000                leased              Clinical laboratory testing

Chicago, Illinois                           670                leased              Clinical laboratory testing

Rockleigh, New Jersey                    85,000                leased              Clinical Laboratory testing

(1)   Land and majority of equipment is leased, building is owned.

      The lease on the Walnut Creek facility expires in 2002. The Company leases 17 warehouses throughout the U.S. These warehouses are used as regional distribution centers for the Company's peritoneal dialysis products business. All such warehouses are subject to leases with remaining terms not exceeding ten years. At December 31, 2000, the Company distributed its products through all these 17 warehouse facilities

      The Company leases its corporate headquarters in Lexington, Massachusetts. This lease expires on October 31, 2007.

      The Company's subsidiaries lease most of the dialysis centers, manufacturing, laboratory, distribution and administrative and sales facilities in the U.S. on terms which the Company believes are customary in the industry.

ITEM 3. LEGAL PROCEEDINGS

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

      On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No.95-0860 (WBB) seeking to preclude the Health Care Financing Administration from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude the Health Care Financing Administration from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that the Health Care Financing Administration's retroactive application of the April 1995 rule was legally invalid. The Health Care Financing Administration cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding the Health Care Financing Administration's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined the Health Care Financing Administration from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on the Health Care Financing Administration's motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgment requesting that the Court declare the Health Care Financing Administration's prospective application of the April 1995 rule invalid and permanently enjoin Health Care Financing Administration from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Health Care Financing Administration elected not to appeal the Court's June 1995 and January 1998 orders. The Health Care Financing Administration may, however, appeal all rulings at the conclusion of the litigation. If the Health Care Financing Administration should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under the Health Care Financing Administration's original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected.

      In July, 2000, NMC filed a complaint in the U.S. District Court for the Eastern District of Virginia (National Medical Care, Inc. and Bio-Medical Applications of Virginia, Inc. v. Aetna Life Insurance, Co., Inc. Aetna U.S. Healthcare, Inc. and John Does 1-10) seeking recovery against Aetna U.S. Healthcare and health plans administered by Aetna U.S. Healthcare for claims related to primary payor liability for dual eligible ESRD patients under the Omnibus Budget Reconciliation Act of 1993. On January 16, 2001, the Court stayed the action pending resolution of the District of Columbia Court action.

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

      On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action against Grace Chemicals, the Company, and other defendants, principally alleging that the Merger was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint was filed subsequently with substantially similar allegations (Abner et al. v. W. R. Grace & Company, et al.). The Company has requested indemnification from Grace Chemicals pursuant to the Merger agreement. If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs and if the Company is not able to collect, in whole or in part, on the indemnity, a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that no fraudulent transfer or conspiracy occurred and intends to defend the case vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None
                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All of the Company's common stock is held by FMC. The NMC Credit Facilities and the indentures pertaining to the Senior Subordinated Notes of FMC and one of its subsidiaries impose certain limits on the Company's payment of dividends. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      FRESENIUS MEDICAL CARE HOLDINGS CLASS D PREFERRED SHARES

      The Company, distributed its Class D Preferred Shares exclusively to W.R. Grace ("Grace") common shareholders in connection with the 1996 reorganization involving Grace and FMC. The Class D Preferred Shares trade over-the counter only in the United States under the symbol FSMEP.OB.

      Holders of the Company's Class D Preferred Shares may be entitled to a one-time special dividend if (but only if) conditions specified in the Company's Certificate of Incorporation are met. The Class D Preferred Shares are not entitled to receive any dividends other than this special dividend. In particular, the Company's Class D Preferred Shares are not entitled to any dividend that FMC may pay on their Preference shares or their ADSs.

      The special dividend is payable only if the cumulative adjusted cash flow to FMC's ordinary shareholders (defined as the Company's net income plus depreciation and amortization) from January 1, 1997 through December 31, 2001 exceeds US$3.7 billion. If FMC's cumulative adjusted cash flow meets that threshold, 44.8% of any amount exceeding US$3.7 billion will be distributed as a special dividend on the Company's Class D Preferred Shares. For the period from January 1, 1997 through the end of 2000, FMC's cumulative adjusted cash flow for the purpose of the Class D Preferred Shares special dividend calculation was approximately US $1.2 billion. The Company must make a public announcement of the amount, if any, of the special dividend by May 1, 2002. Payment of a special dividend on the Class D Preferred Shares that is earned, if any, would commence in October 2002. FMC does not have any obligation to contribute any amount to the Company to enable it to pay any special dividend.

      The Class D Preferred Shares are redeemable at the Company's sole option after the date it makes its public announcement of the amount of the special dividend (if any) in 2002. The redemption price is the greater of the liquidation preference ($0.10 cents per Class D Preferred Share) and any unpaid special dividend amount. The Company is not, however, required to redeem the Class D Preferred Shares.

      This description of the material terms of the Company's Class D Preferred Shares is not complete and is qualified in its entirety by the terms of the Company's Certificate of Incorporation. The Company's Certificate of incorporation is on file with the Securities and Exchange Commission.

ITEM 6.    SELECTED FINANCIAL DATA



                                                                                  SUCCESSOR
                                                                           YEAR ENDED DECEMBER 31,
- ----------------------------------------------------------------------------------------------------- ---------------
(Dollars in Millions, Except Shares and Per Share  Data)        2000         1999         1998               1997
- ----------------------------------------------------------------------------------------------------- ---------------
Statement of Operations Data
Continuing Operations
    Net sales                                                $  3,089     $  2,815     $  2,571           $  2,166
    Cost of Sales                                               2,109        1,880        1,707              1,456
                                                             --------     --------     --------           --------
    Gross Profit                                                  980          935          864                710
    Selling, general and administrative and research and
      development                                                 560          540          529                452
    Special charge for settlement of investigation and
      related costs                                                --          601           --                 --
                                                             --------     --------     --------           --------
    Operating income (loss)                                       420         (206)         335                258
        Interest expense (net)                                    187          202          209                178
        Interest expense on settlement of investigation
         (net)                                                     30           --           --                 --
                                                             --------     --------     --------           --------

    Income (loss) from continuing operations before income
      taxes and cumulative effect of changes in
      accounting for start up costs                               203         (408)         126                 80
    Income tax (benefit) expense                                   98          (81)          74                 46
                                                             --------     --------     --------           --------
    Income  (loss) from continuing operations before
      cumulative effect  of change in accounting
      for start  up costs                                    $    105     $   (327)    $     52           $     34
                                                             --------     --------     --------           --------

Discontinued Operations
    Loss from discontinued operations, net of income taxes         --           --           (9)               (14)
    Loss on disposal of discontinued operations, net of
      income tax benefit                                           --           --          (97)                --
                                                             --------     --------     ---------          --------
    Loss from discontinued operations                              --           --         (106)               (14)
                                                             --------     --------     ---------          ---------
Cumulative effect of change in accounting for start up
    costs, net of tax benefit                                      --           --           (5)                --
                                                             --------     --------     ---------
    Net income (loss)                                        $    105     $   (327)    $    (59)          $     20
                                                             ========     ========     =========          ========

Net Income (loss) Per Common and Common Equivalent Share:

      Continuing Operations                                  $   1.16     $  (3.64)    $   0.57           $   0.37
      Discontinued Operations                                      --           --        (1.18)             (0.15)

      Cumulative effect of accounting change                       --           --        (0.05)                --

      Net Income                                                 1.16        (3.64)       (0.66)              0.22

Weighted average number of shares of
     Common stock and common stock equivalents:
      Primary (000's)                                          90,000       90,000       90,000             90,000



                                                                              SUCCESSOR        PREDECESSOR
                                                                            THREE MONTHS      NINE MONTHS
                                                                                ENDED            ENDED
                                                                              DECEMBER 31,     SEPTEMBER 30,
- --------------------------------------------------------------               --------------  ---------------
(Dollars in Millions, Except Shares and Per Share  Data)                         1996            1996
- --------------------------------------------------------------               --------------  ---------------
Statement of Operations Data
Continuing Operations
    Net sales                                                                 $    505          $ 1,615
    Cost of Sales                                                                  340              969
                                                                              --------          -------
    Gross Profit                                                                   165              646
    Selling, general and administrative and research and
      development                                                                  106              501
    Special charge for settlement of investigation and
      related costs                                                                 --               --
                                                                              --------          -------
    Operating income (loss)                                                         59              145
        Interest expense (net)                                                      43               16
        Interest expense on settlement of investigation  (net)                      --               --
                                                                              --------          -------

    Income (loss) from continuing operations before income
      taxes and cumulative effect of changes in
      accounting for start up costs                                                 16              129
    Income tax (benefit) expense                                                    11               66
                                                                              --------          -------
    Income  (loss) from continuing operations before
      cumulative effect of change in accounting
      for start up costs                                                       $      5          $    63
                                                                              --------          -------

Discontinued Operations
    Loss from discontinued operations, net of income taxes                          (2)              --
    Loss on disposal of discontinued operations, net of
      income tax benefit                                                            --               --
                                                                              --------          -------
    Loss from discontinued operations                                               (2)              --
                                                                              ---------         -------
Cumulative effect of change in accounting for start up
    costs, net of tax benefit                                                       --               --

    Net income (loss)                                                         $      3          $    63
                                                                              ========          =======

Net Income (loss) Per Common and Common Equivalent Share:

      Continuing Operations                                                   $   0.06          $  0.66

           Discontinued Operations                                               (0.02)              --

          Cumulative effect of accounting change                                    --               --

           Net Income                                                            0.04             0.66

Weighted average number of shares of
     Common stock and common stock equivalents:                                  90,000           95,188
      Primary (000's)




                                                                                              SUCCESSOR
                                                                                            AT DECEMBER 31,
                                                               ---------------------------------------------------------------------
                                                                  2000           1999          1998         1997         1996
                                                               ----------- --------------- ------------ ------------- --------------
Balance Sheet Data:
      Working capital                                          $  (154)       $  (456)       $  294       $  394       $  282
      Total assets                                               4,553          4,645         4,613        4,771        4,370
      Total long term debt and capital lease obligations           589            616         1,014        1,622        1,438
      Mandatorily redeemable preferred securities                  305             --            --           --           --
      Stockholders' equity                                       1,726          1,622         1,949        1,987        1,764

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

      The following is a discussion of the financial condition and results of operations of the Company. The discussion should be read in conjunction with the consolidated financial statements included elsewhere in this document.

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

      The Company derives a significant portion of its net revenues from Medicare, Medicaid and other government health care programs (approximately 55% in 2000). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO, and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

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

      In February 2000, the Company made initial payments to the Government totaling $286.4 million. The remaining obligation is payable in six quarterly installments which began in April 2000 and will end in July 2001. The first four quarterly installments were in the amount of $35.4 million including interest at 7.5%. The first three of these four payments were made in April, July, and October 2000 to the Government totaling $106.2 million including interest. The fourth installment was made in January 2001. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively.

      In addition, the Company received approximately $59.2 million from the Government related to the Company's claims for outstanding Medicare receivables The Company received $54.0 million in 2000 and a final payment of $5.2 million in February 2001.

RESULTS OF OPERATIONS

      The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services.


                                                               YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                               (DOLLARS IN MILLIONS)
                                                         2000           1999           1998
                                                         ----           ----           ----
NET REVENUES
           Dialysis Services ..................       $ 2,625        $ 2,339        $ 2,116
           Dialysis Products ..................           717            707            662
           Intercompany Eliminations ..........          (253)          (231)          (207)
                                                      --------       --------       --------
Net Revenues ..................................       $ 3,089        $ 2,815        $ 2,571
                                                      =======        =======        =======

Operating Earnings:
           Dialysis Services ..................       $   403        $   386        $   344
           Dialysis Products ..................           118            126            103
                                                      -------        -------        -------
Operating Earnings ............................           521            512            447
                                                      =======        =======        =======

Other Expenses:
           General Corporate ..................       $    97        $   113        $   108
           Research & Development .............             4              4              4
           Interest Expense, Net ..............           187            202            209
           Interest Expense on Settlement,  Net            30             --             --
           Special Charge for OIG Settlement ..            --            601             --
                                                      -------        -------        -------
Total Other Expenses ..........................           318            920            321
                                                      =======        =======        =======

Income (Loss) Before Income Taxes and
     cumulative  effect of change in accounting
     for start up costs .......................           203           (408)           126
Provision for Income Taxes ....................            98            (81)            74
                                                      -------        -------        -------
Income (loss) from continuing operations
     before cumulative effect of change in
     accounting for start up costs ............       $   105        $  (327)       $    52
                                                      -------        -------        -------

Discontinued Operations:
           Net Revenues .......................       $    --        $    --        $   121
                                                      =======        =======        =======

           Loss before income taxes ...........            --             --            (14)
           Benefit for income Taxes ...........            --             --             (5)
                                                      -------        -------        --------
           Loss from operations ...............            --             --             (9)
                                                      -------        -------        --------

           Loss on disposal before income taxes            --             --           (140)
           Income tax benefit .................            --             --            (43)
                                                      -------        -------        --------
           Loss on disposal ...................            --             --            (97)
                                                      -------        -------        -------
Loss on Discontinued Operations ...............       $    --        $    --        $  (106)
                                                      =======        =======        ========

Cumulative effect of change in accounting for
     start up costs, net of tax benefits ......            --             --             (5)
                                                      -------        --------       --------
                                                      -------        --------       --------
Net Income/(loss) .............................       $   105        $  (327)       $   (59)
                                                      =======        ========       ========


2000 COMPARED TO 1999

      Net revenues from continuing operations for 2000 increased by 10% ($274 million) over 1999. Income from continuing operations increased by $432 million over 1999 as a result of increased operating earnings ($9 million), reduced corporate expense ($4 million), and no comparable 2000 expense relating to the special charge for settlement of investigation and related costs ($419 million, after income taxes) recorded in 1999, partially offset by increased interest expense. Excluding the effect of the special charge for settlement of investigation and related costs, net income from operations increased by 14% over 1999.

      DIALYSIS SERVICES

      Dialysis Services net revenues for 2000 increased by 12% ($286 million) over 1999, primarily as a result of a 9% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, improved anemia management (higher EPO utilization), consolidation of joint ventures, higher revenues in other pharmaceuticals and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1999 and 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

      Dialysis Services operating earnings for 2000 increased by 4% ($17 million) over 1999 primarily due to increases in treatment volume, the impact of increased Medicare reimbursement rates, higher earnings in other pharmaceuticals, and increased earnings from laboratory testing. These increases were partially offset by higher personnel costs, increased costs of EPO, higher provisions for doubtful accounts, and higher equipment lease expenses.

      DIALYSIS PRODUCTS

      Dialysis Products net revenues for 2000 increased by 1% ($10 million) over the comparable period of 1999. This is primarily due to increased sales of hemo products including machines and disposables, partially offset by decreased sales of peritoneal products.

      Dialysis Products operating earnings for 2000 decreased by 6% ($8 million) over the comparable period of 1999. This is a result of higher sales and marketing costs and freight and distribution expenses as well as an increased provision for doubtful accounts, partially offset by improvements in gross margin.

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

      As a result of the Settlement, the Company recorded, a special pre-tax charge of $601 million ($419 million net of income taxes ) in 1999 which included (i) a charge of approximately $486 million for settlement payment obligations to the government; (ii) a reserve of approximately $94 million for the resolution of the Company's IDPN accounts receivable; and (iii) a reserve for other related costs of $21 million. The settlement payment obligations to the Government and the amounts due to the Company for outstanding Medicare receivables have been classified in the balance sheet at their expected settlement date. (See Note 7 - "Special Charge for Settlement of Investigation and Related Costs").

      OTHER EXPENSES

      The Company's other expenses for 2000 decreased by 1% ($1 million) over the comparable period of 1999 excluding the special charge. General corporate expenses decreased by $16 million and operating interest expense decreased by $15 million primarily due to the change in the mix of debt instruments. The decreases in general corporate and operating interest expenses for 2000 were offset by $30 million of increased interest expense related to the settlement of the OIG investigation in January 2000.

      INCOME TAXES

     The Company has recorded an income tax provision of $98 million for 2000 as compared to an income tax benefit of $81 million for 1999. The income tax provision in 2000 is higher than the statutory tax rate primarily due to the non-deductible merger goodwill. The income tax benefit in 1999 is lower than the statutory tax rate primarily due to the tax effect of the special charge for the Settlement and related costs, partially offset by non-deductible merger goodwill.

1999 COMPARED TO 1998

      Net revenues from continuing operations for 1999 increased by 10% ($244 million) over 1998. Income from continuing operations for 1999 decreased ($379 million) over 1998 as a result of increased expense relating to the special charge for settlement of investigation and related costs ($419 million, after income taxes), and increases to general corporate expenses, partially offset by increased operating earnings and reduced interest expense. Excluding the effect of the special charge for settlement of investigation and related costs recorded in 1999, net income from operations increased by 78%.

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


      DIALYSIS PRODUCTS

      Dialysis Products net revenues for 1999 increased by 7% ($45 million) over the comparable period of 1998. This is due to increased sales of hemo products including machines and disposables, partially offset by decrease sales of peritoneal products.

      Dialysis Products operating earnings for 1999 increased by 22% ($23 million) over 1998. This is primarily due to revenue growth and improvements in gross margin resulting from manufacturing efficiencies from increased production volume, partially offset by increased freight and distribution costs.

      SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

      On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government (the "Government") to settle (i) the matters covered in the OIG Investigation and (ii) NMC's claims with respect outstanding Medicare receivables for nutrition therapy (collectively, the "Settlement").

      As a result of the Settlement, the Company recorded a special pre-tax charge of $601 million ($419 million after tax) in 1999 which included (i) a charge of $486 million for settlement payment obligations to the Government,
(ii) a reserve of approximately $94 million for resolution of the Company's IDPN accounts receivable, and (iii) a reserve for other related costs of $21 million. The settlement payment obligations to the Government and the amounts due to the Company for the outstanding Medicare receivables have been classified in the balance sheet at their expected settlement dates. See Note 16 - "Commitments and Contingencies - Legal Proceedings.

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      The Company's cash requirements in 2000 and 1999, including acquisitions and capital expenditures, have been funded by cash generated from operations, additional intercompany borrowings, and an increase in the receivable financing facility.

      Cash from operations has improved by $14 million from $249 million in 1999 to $263 million in 2000. This improvement is primarily related to an increase in earnings and the addback of non-cash expenses of $125 million offset by net decreases in operating assets and liabilities of $111 million. These changes have been adjusted to exclude the special charge for the settlement of the OIG investigation in 1999.

      The movement in operating assets and liabilities includes the collection of $54 million related to IDPN receivables; increases in accounts receivable primarily due to increases in days sales outstanding resulting from slower payment patterns from third parties, specifically from non-governmental payors as well as the impact of new acquisitions; decreases in accounts payable due primarily to timing of disbursements; decreases in accrued liabilities primarily due to timing for physician compensation payments, unreconciled payments and compliance and legal costs. Cash on hand was $33 million at December 31, 2000 compared to $13 million at December 31, 1999.

      Under the final settlement with the government, the Company is required to make net settlement payments totaling approximately $427 million, of which $14 million had previously been paid prior to 2000. This amount is net of approximately $59.2 million of reimbursement for Medicare receivables from the Government. During 2000, the Company made payments to the Government totaling $387 million and received $54 million from the Government.

      Under the definitive agreements with the Government, the Company entered into a note payable for the settlement payment obligations to the Government. Interest on installment payments to the Government accrues at 6.3% on $51.2 million of the obligation and at 7.5% annually on the balance, until paid in full.

      Under the terms of the note payable, the remaining obligation is payable in six quarterly installments which began April 2000 and will end July 2001. The first three of these quarterly installments of $35.4 million including interest of 7.5% were made in April, July, and October 2000. The fourth quarterly installment was made in the amount of $35.4 million including interest at 7.5% in January 2001. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively. The Government has remitted the balance of the Company's outstanding Medicare receivables in four quarterly payments of $5.2 million plus interest at 7.5%. The first three quarterly payments from the Government were received in May, August, and October 2000. The final payment was received in February 2001.

      Net cash flows used in investing activities of operations during 2000 totaled $220 million compared to $146 million in 1999. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Acquisitions totaled $116 million and $65 million in 2000 and 1999, respectively, net of cash acquired. Capital expenditures of $104 million and $81 million were made for internal expansion, improvements, new furnishings and equipment in 2000 and 1999, respectively.

      Net cash flows used in financing activities of operations during 2000 totaled $23 million as compared to net cash flows used of $96 million in 1999. During 2000, the Company made payments to the government of $387 million for the

Settlement. In addition, debt and capital lease obligations were paid down by $18 million and repayments of $33 million were made on intercompany borrowings. Proceeds from financing activities in 2000 included $306 million for the issuance of mandatorily redeemable preferred stock to an affiliated company and increased borrowings under a receivable financing facility (the "A/R Facility") by $110 million. At December 31, 2000 the Company had additional borrowing capacity of approximately $69.8 million under its credit facility ("NMC Credit Facility") and $54.7 million under its A/R Facility.

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

CONTINGENCIES

      The Company is a plaintiff in litigation against the federal government with respect to the implementation of OBRA 93 and is a defendant in significant litigations described in Item 3. "Legal Proceedings." An adverse outcome in any of these matters, could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the significant complexities and uncertainties associated with these proceedings, neither an estimate of the possible loss or range of loss the Company may incur in respect of such matters nor a reserve based on any such estimate can be reasonably made. See - Note 16, "Commitments and Contingencies".

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation.

      In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of certain inter-entity foreign currency exposures that reduce the need for third party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The Company is adopting SFAS 133, and the corresponding amendments under SFAS 138 effective as January 1, 2001. The adoption of SFAS 133, as amended by SFAS 138, results in the recording of assets related to forward currency contracts of approximately $12.9 million and a liability for interest rate swaps of approximately $24.6 million. The offset to each of these transition adjustments will be recorded to other comprehensive income. The Company expects that approximately $2.0 million deferred gains on foreign currency contracts will be recognized to earnings during fiscal year 2001.

      In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. In June 2000, SAB 101B was issued by the SEC further delaying the date of SAB 101 until the fourth quarter of the fiscal year beginning after December 15, 1999. The impact of the adoption of SAB 101 is not significant.

      In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-014, Accounting for Certain Sales Incentives, which establishes accounting for point of sales coupons, rebates, and free merchandise. This EITF requires that an entity report these sales incentives that reduce the price paid to be netted directly against revenues. EITF 00-014 is effective no later than the fourth quarter of fiscal year beginning after December 15, 1999. The impact of the adoption of EITF 00-014 is not significant.

      In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. SFAS No. 140 provides the accounting and reporting standards for securitizations and other transfers of financial assets and collateral. These standards are based on consistent application of a financial-components approach that focuses on control. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral for fiscal years ending after December 15, 2000. There is no impact to the Company for the adoption of SFAS No. 140.

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


      At December 31, 2000, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is approximately ($24.6 million). The table below presents information on the Company's significant debt obligations, some of which are subject to interest rate changes, and the interest rate protection agreements used to hedge both long-term and short-term obligations.


                             INTEREST RATE EXPOSURE
                                DECEMBER 31, 2000
                                  ($ MILLIONS)

                                               2001       2002       2003       2004    Thereafter   Totals
                                               ----       ----       ----       ----    ----------   ------
Principal Payments Due on NMC Credit Facility  $150       $150       $433                            $  733
    Variable Interest Rate = 7.43% - 7.69%

Principal Payments Due on A/R Facility         $445                                                  $  445
    Variable Interest Rate = approx. 6.59%

Borrowings from Affiliates
    Variable Interest Rate = 6.87% - 7.75%     $340                                                  $  340
    Fixed Interest Rate = 9.25%                                                            $351      $  351
    Fixed Interest Rate = 8.43%                                                            $436      $  436

Interest Rate Agreements (notional amounts)                          $600       $250       $200      $1,050
    Average Fixed Pay Rate = 6.52%                                   6.58%      6.32%      6.61%
    Receive Rate = 3-Month LIBOR

      At December 31, 2000, the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is approximately $20.4 million. The Company had outstanding contracts covering the purchase of
494.9 million Euros ("EUR") at an average contract price of $0.9109 per EUR, for delivery between January 2001 and November 2003.

      The Company's hedging strategy vis-a-vis the above-mentioned market risks has not changed significantly from 1999 to 2000. The Company does not believe the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and the corresponding amendments under SFAS 138 effective January 1, 2001, will have a material impact on its hedging strategy or the consolidated financial statements, except that hedge accounting for option agreements may result in increased earnings volatility and the Company has therefore minimized its use of such hedging instruments. For additional information, see also "Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies - Derivative Financial Instruments" and "Notes to Consolidated Financial Statements - Note 14. Financial Instruments".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this item is indexed in Item 14 of this Report and contained on the pages following the signature page hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In accordance with General Instruction G. (3) to Form 10-K, the information required by Part III is incorporated by reference to the Company's definitive information statement to be filed by April 30, 2001.


                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Index to Consolidated Financial Statements

The following consolidated financial statements are filed with this report:

         Report of Independent Auditors.

         Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998.

         Consolidated Balance Sheets as of December 31, 2000 and 1999.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Changes in Equity for the Years Ended December 31, 2000, 1999 and 1998.

         Schedule of Valuation and Qualifying Accounts as of December 31, 2000, 1999, and 1998.

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

         (b) Reports on Form 8-K.

         No current reports were filed during the fourth quarter of 2000.


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

Exhibit 4.12 Amendment No. 10 dated as of September 21, 2000 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, NationsBank, N.A. as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent, (incorporated herein by reference to the Form 10-K of registrant filed with Commission on November 11, 2000).

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

Exhibit 10.9 Amended and Restated Transfer and Administration Agreement dated as October 26, 2000 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent.

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

Exhibit 10.16 Employment Agreement dated March 15, 2000 by and between Robert "Rice" M. Powell, Jr. and Fresenius Medical Care North America (filed herewith).

Exhibit 10.17       Employment Agreement dated June 1, 2000 by and between John
                    F. Markus and Fresenius Medical Care North America (filed herewith).

Exhibit 10.18 Employment Agreement dated January 1, 2001 by and between E. Craig Dawson and Fresenius Medical Care North America (filed herewith).

Exhibit 10.19 Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and certain Subsidiaries with Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 22, 1999).

Exhibit 11          Statement re: Computation of Per Share Earnings.

Schedule II-        Valuation and Qualifying Accounts

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2001                   FRESENIUS MEDICAL CARE HOLDINGS, INC.

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

         NAME                                          TITLE                         DATE
         ----                                          -----                         ----
/s/ Ben J. Lipps             President and Director                               April 2, 2001
Ben J. Lipps                 (Chief Executive Officer)

/s/ Jerry A. Schneider       Chief Financial Officer,  Treasurer and Director     April 2, 2001
Jerry A. Schneider           (Chief Financial and Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                          KPMG LLP

February 9, 2001, except as to paragraph 14 of
Note 16, as to which the date is April 2, 2001
Boston, MA

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                              2000               1999               1998
                                                                            ----------       -----------        -----------
NET REVENUES
     Health care services ...........................................       $2,609,108       $ 2,324,322        $ 2,100,422
     Medical supplies ...............................................          480,067           490,911            470,984
                                                                            ----------       -----------        -----------
                                                                             3,089,175         2,815,233          2,571,406
                                                                            ----------       -----------        -----------

EXPENSES
     Cost of health care services ...................................        1,768,914         1,542,965          1,390,321
     Cost of medical supplies .......................................          339,908           336,749            317,122
     General and administrative expenses ............................          269,574           276,408            253,920
     Provision for doubtful accounts ................................           62,949            42,243             54,709
     Depreciation and amortization ..................................          222,870           217,952            216,214
     Research and development .......................................            4,127             4,065              4,060
     Interest expense, net, and related financing costs including
       $110,746, $88,679  and  $77,705 interest with affiliates .....          187,315           201,915            208,776
     Interest expense on settlement of investigation, net ...........           29,947                --                 --
     Special charge for settlement of investigation and related costs               --           601,000                 --
                                                                            ----------       -----------        -----------
                                                                             2,885,604         3,223,297          2,445,122
                                                                            ----------       -----------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR START UP COSTS .....................................          203,571          (408,064)           126,284
PROVISION (BENEFIT) FOR INCOME TAXES ................................           98,321           (81,037)            74,447
                                                                            ----------       -----------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING  FOR
  START UP COSTS ....................................................       $  105,250       $  (327,027)       $    51,837
                                                                            ----------       -----------        -----------

DISCONTINUED OPERATIONS
     Loss from discontinued operations, net of income taxes .........               --                --             (8,669)
     Loss on disposal of discontinued operations, net of income
      tax benefit ...................................................               --                --            (97,228)
                                                                            ----------       -----------        -----------
     Loss from discontinued operations ..............................       $       --       $        --        $  (105,897)
                                                                            ----------       -----------        -----------
CUMLUATIVE EFFECT OF CHANGE IN ACCOUNTING  FOR
    START UP COSTS, NET OF TAX BENEFIT ..............................               --                --             (4,890)
                                                                            ----------       -----------        -----------

NET INCOME (LOSS) ...................................................       $  105,250       $  (327,027)       $   (58,950)
                                                                            ==========       ===========        ===========
Basic and fully dilutive (loss) earnings per share
   Continuing operations ............................................       $     1.16       $     (3.64)       $      0.57
    Loss from discontinued operations ...............................       $       --       $        --        $     (0.10)
Loss on disposal of  discontinued operations ........................       $                $                  $     (1.08)

   Cumulative effect of accounting change ...........................       $       --       $        --        $     (0.05)

   Net Income (loss) ................................................       $     1.16       $     (3.64)       $     (0.66)

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                         TWELVE MONTHS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     2000            1999             1998
                                                  ---------        ---------        --------
NET INCOME (LOSS)                                 $ 105,250        $(327,027)       $(58,950)

Other comprehensive income
  Foreign currency translation  adjustments            (174)            (625)          1,872
                                                  ---------        ---------        --------
  Total other comprehensive income                     (174)            (625)          1,872
                                                  ---------        ---------        --------
COMPREHENSIVE INCOME (LOSS)                       $ 105,076        $(327,652)       $(57,078)
                                                  =========        =========        ========


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                     DECEMBER 31,
                                                            -------------------------------
                                                                2000                1999
                                                            -------------       ------------
ASSETS

Current Assets:
     Cash and cash equivalents .......................       $    33,327        $    12,563
     Accounts receivable, less allowances of
      $80,466 and $63,012 ............................           318,391            295,235
     Inventories .....................................           191,699            183,112
     Deferred income taxes ...........................           123,190            219,454
     Other current assets ............................           139,082            130,771
     IDPN accounts receivable ........................             5,189             53,962
                                                             -----------        -----------
          Total Current Assets .......................           810,878            895,097
                                                             -----------        -----------

Properties and equipment, net ........................           456,936            428,793
                                                             -----------        -----------

Other Assets:
     Excess of cost over the fair value of net
       assets acquired and other intangible assets,
       net of accumulated amortization of $564,880 and
       $424,704 ......................................         3,222,044          3,265,491
     Other assets and deferred charges ...............            63,500             49,998
     Non-current IDPN accounts receivable ............              --                5,189
                                                             -----------        -----------
          Total Other Assets .........................         3,285,544          3,320,678
                                                             -----------        -----------
Total Assets .........................................       $ 4,553,358        $ 4,644,568
                                                             ===========        ===========

LIABILITIES AND EQUITY

Current Liabilities:
     Note payable for settlement of investigation ....       $    85,920        $      --
     Current portion of long-term debt and
      capitalized lease obligations ..................           151,268            142,110
     Current portion of borrowing from affiliates ....           341,643            372,949
     Accounts payable ................................           139,754            133,337
     Accrued settlement ..............................              --              386,815
     Accrued liabilities .............................           228,025            291,358
     Net accounts payable to affiliates ..............             6,317             12,361
     Accrued income taxes ............................            11,525             12,433
                                                             -----------        -----------
          Total Current Liabilities ..................           964,452          1,351,363
Long-term debt .......................................           588,526            615,065
Non-current borrowings from affiliates ...............           786,865            788,506
Capitalized lease obligations ........................               911              1,190
Deferred income taxes ................................           122,946            134,310
Accrued settlement ...................................              --               85,920
Other liabilities ....................................            58,188             46,153
                                                             -----------        -----------
          Total Liabilities ..........................         2,521,888          3,022,507
                                                             -----------        -----------

Mandatorily Redeemable Preferred Securities ..........           305,500               --
                                                             -----------        -----------
Equity:
   Preferred stock, $100 par value ...................             7,412              7,412
   Preferred stock, $.10 par value ...................             8,906              8,906
   Common stock, $1 par value; 300,000,000 shares
      authorized; outstanding 90,000,000 .............            90,000             90,000
   Paid in capital ...................................         1,942,387          1,943,034
   Retained deficit ..................................          (322,973)          (427,703)
   Accumulated comprehensive income ..................               238                412
                                                             -----------        -----------

        Total Equity .................................         1,725,970          1,622,061
                                                             -----------        -----------
Total Liabilities and Equity .........................       $ 4,553,358        $ 4,644,568
                                                             ===========        ===========

          See accompanying Notes to Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                          TWELVE MONTHS ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                      2000             1999             1998
                                                                   ---------        ---------        ---------
Cash Flows from Operating Activities:
     Net income (loss) .....................................       $ 105,250        $(327,027)       $ (58,950)
     Adjustments to reconcile net income to net cash from
      operating activities:
          Depreciation and amortization ....................         222,870          217,952          216,214
          Write-off of receivables relating to settlement of
            investigation ..................................            --             94,349             --
          Loss on disposition of businesses ................            --               --             97,228
          Loss from discontinued operations ................            --               --              8,669
          Cumulative effect of change in accounting ........            --               --              4,890
          Provision for doubtful accounts ..................          62,949           42,243           54,709
          Deferred income taxes ............................          84,900          (93,124)          16,734
          Loss on disposal of properties and equipment .....             970              713              402

  Changes in operating assets and liabilities, net of
    effects of purchase acquisitions and foreign exchange:
          Increase  in accounts receivable .................        (194,772)        (112,095)        (159,228)
          Increase in inventories ..........................          (7,472)         (12,606)         (30,979)
          (Increase) decrease  in other current assets .....          (6,025)         (21,300)           3,890
          Decrease in IDPN receivables .....................          53,962             --               --
          (Increase) decrease in other assets and deferred
            charges ........................................          (3,025)           1,646          (19,554)
          Increase (decrease) in accounts payable ..........           5,976           25,855          (11,705)
          (Decrease) increase in accrued income taxes ......            (908)              22           74,395
          (Decrease) increase in accrued liabilities .......         (65,227)         356,539          (31,040)
          Increase in other long-term liabilities ..........          12,035          102,795            3,560
          Net changes due to/from affiliates ...............          (6,044)          (5,605)          22,777
          Other, net .......................................          (2,126)         (17,088)          19,614
                                                                   ---------        ---------        ---------
     Net cash provided by operating activities of continued
        operations .........................................         263,313          253,269          211,626
                                                                   ---------        ---------        ---------
     Net cash used in operating activities of discontinued
        operations .........................................            --             (3,782)         (11,947)
                                                                   ---------        ---------        ---------
     Net cash provided by operating activities .............         263,313          249,487          199,679
                                                                   ---------        ---------        ---------

Cash Flows from Investing Activities:
          Capital expenditures .............................        (104,199)         (81,330)         (74,653)
          Payments for acquisitions, net of cash acquired ..        (115,601)         (65,235)        (170,137)
          Proceeds from disposition of businesses ..........            --               --             82,500
                                                                   ---------        ---------        ---------
     Net cash used in investing activities of continued
       operations ..........................................        (219,800)        (146,565)        (162,290)
                                                                   ---------        ---------        ---------
     Net cash used in investing activities of discontinued
      operations ...........................................            --               --             (8,925)
                                                                   ---------        ---------        ---------
     Net cash used in investing activities .................        (219,800)        (146,565)        (171,215)
                                                                   ---------        ---------        ---------

Cash Flows from Financing Activities:
          Payments on settlement of investigation ..........        (386,815)            --               --
          (Decrease) increase in borrowings from affiliates          (32,947)         172,455          445,447
          Cash dividends paid ..............................            (520)            (520)            (520)
          Proceeds from mandatorily redeemable preferred
            securities .....................................         305,500             --               --
          Proceeds from issuance of debt ...................            --                 37           16,385
          Proceeds from receivable financing facility ......         110,300           29,400          105,600
          Payments on debt and capitalized leases ..........         (17,660)        (298,587)        (599,714)
          Other, net .......................................            (647)             799           (2,027)
                                                                   ---------        ---------        ---------
     Net cash used in  financing activities of continued
       operations ..........................................         (22,789)         (96,416)         (34,829)
                                                                   ---------        ---------        ---------
     Net cash used in financing activities of discontinued
       operations ..........................................            --               --             (2,107)
                                                                   ---------        ---------        ---------
    Net cash used in financing activities ..................         (22,789)         (96,416)         (36,936)
                                                                   ---------        ---------        ---------
Effects of changes in foreign exchange rates ...............              40             (522)           1,997
                                                                   ---------        ---------        ---------
Change in cash and cash equivalents ........................          20,764            5,984           (6,475)
Cash and cash equivalents at beginning of period ...........          12,563            6,579           13,054
                                                                   ---------        ---------        ---------
Cash and cash equivalents at end of period .................       $  33,327        $  12,563        $   6,579
                                                                   =========        =========        =========

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    TWELVE MONTHS ENDED
                                                         -------------------------------------------
                                                           2000             1999             1998
                                                         ---------        ---------        ---------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
          Interest ...............................       $ 223,847        $ 216,647        $ 194,141
          Income taxes (received)/paid, net ......          14,882            8,344          (19,149)

Details for Acquisitions:
     Assets acquired .............................         117,935           65,256          172,511
     Liabilities assumed .........................          (2,334)             (21)          (2,374)
                                                         ---------        ---------        ---------
     Cash paid ...................................         115,601           65,235          170,137
     Less cash acquired ..........................            --               --               --
                                                         ---------        ---------        ---------
     Net cash paid for acquisitions ..............       $ 115,601        $  65,235        $ 170,137
                                                         =========        =========        =========


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                     Preferred Stocks              Common Stock
                                                  ------------------------    -------------------------
                                                    Shares         Amount        Shares         Amount
                                                  ----------      -------      ----------      --------
BALANCE, DECEMBER 31, 1997                        89,136,435      $16,318      90,000,000      $ 90,000
Net Loss                                                --           --              --            --
Cash dividends on preferred stock                       --           --              --            --
Tax benefit on International transfer                   --           --              --            --

Other comprehensive income                              --           --              --            --

BALANCE, DECEMBER 31, 1998                        89,136,435      $16,318      90,000,000      $ 90,000
                                                  ==========      =======      ==========      ========
Net Loss                                                --           --              --            --
Cash dividends on preferred stock                       --           --              --            --
Tax benefit of dispositions of stock options            --           --              --            --

Other comprehensive income                              --           --              --            --
Other adjustments                                       --           --              --            --
                                                  ----------      -------      ----------      --------
BALANCE, DECEMBER 31, 1999                        89,136,435      $16,318      90,000,000      $ 90,000
                                                  ==========      =======      ==========      ========
         Net Income                                     --           --              --            --
Cash dividends on preferred stock                       --           --              --            --
Other comprehensive income                              --           --              --            --
Other adjustments                                       --           --              --            --
                                                  ----------      -------      ----------      --------
BALANCE, DECEMBER 31, 2000                        89,136,435      $16,318      90,000,000      $ 90,000
                                                  ==========      =======      ==========      ========


                                                     Capital in        Retained         Other
                                                       Excess          Earnings      Comprehensive     Total
                                                     of Par Value      (Deficit)        Income          Equity
                                                     -----------       ---------     -------------   -----------
BALANCE, DECEMBER 31, 1997                           $ 1,921,853       $ (40,686)      $  (835)      $ 1,986,650
Net Loss                                                    --           (58,950)         --             (58,950)
Cash dividends on preferred stock                           --              (520)         --                (520)
Tax benefit on International transfer                     20,382            --            --              20,382

Other comprehensive income                                  --              --           1,872             1,872
                                                     -----------       ---------       -------       -----------
BALANCE, DECEMBER 31, 1998                           $ 1,942,235       $(100,156)      $ 1,037       $ 1,949,434
                                                     ===========       =========       =======       ===========
Net Loss                                                    --          (327,027)         --            (327,027)
Cash dividends on preferred stock                           --              (520)         --                (520)
Tax benefit of dispositions of stock options                 822            --            --                 822

Other comprehensive income                                  --              --            (625)             (625)
Other adjustments                                            (23)           --            --                 (23)
                                                     -----------       ---------       -------       -----------
BALANCE, DECEMBER 31, 1999                           $ 1,943,034       $(427,703)      $   412       $ 1,622,061
                                                     ===========       =========       =======       ===========
         Net Income                                         --           105,250          --             105,250
Cash dividends on preferred stock                           --              (520)         --                (520)
Other comprehensive income                                  --              --            (174)             (174)
Other adjustments                                           (647)           --            --                (647)
                                                     -----------       ---------       -------       -----------
BALANCE, DECEMBER 31, 2000                           $ 1,942,387       $(322,973)      $   238       $ 1,725,970
                                                     ===========       =========       =======       ===========

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY

      Fresenius Medical Care Holdings, Inc., a New York corporation ("the Company") is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMC" or "Fresenius Medical Care"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc., ("NMC"); Fresenius USA Marketing Inc., Fresenius USA Manufacturing Inc., and SRC Holding Company, Inc., ("SRC"), all Delaware corporations and Fresenius USA Inc., a Massachusetts corporation.

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

BASIS OF PRESENTATION

      BASIS OF CONSOLIDATION

      The consolidated financial statements in this report at December 31, 2000, 1999 and 1998, respectively, reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the consolidated results for all periods presented.

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

                                                          TWELVE MONTHS ENDED
                                                             DECEMBER 31,
                                                 -------------------------------
                                                  2000         1999        1998
                                                 ------       ------       ------
The weighted average number of shares of
  Common Stock were as follows.................  90,000       90,000       90,000
                                                 ======       ======       ======

Net income (loss) used in the computation of earnings per share is as follows:


                                                                       TWELVE MONTHS ENDED
                                                                          DECEMBER 31,
                                                             -----------------------------------------
                                                               2000            1999           1998
                                                             ---------       ---------       --------
CONSOLIDATED
Net income (loss)                                            $ 105,250       $(327,027)      $(58,950)

Dividends paid on preferred stocks                                (520)           (520)          (520)
                                                             ---------       ---------       --------

Income (loss) used in per share computation of earnings      $ 104,730       $(327,547)      $(59,470)
                                                             =========       =========       ========

Basic and fully dilutive earnings (loss) per share           $    1.16       $   (3.64)      $  (0.66)
                                                             =========       =========       ========


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities (including disclosed amounts of contingent assets and liabilities) at the dates of the consolidated financial statements and the reported revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

      CASH EQUIVALENTS

      Cash equivalents consist of highly liquid instruments with maturities of three months or less when purchased.

      DERIVATIVE FINANCIAL INSTRUMENTS

      Foreign currency contracts -- Gains and losses on foreign currency contracts that are designated and effective as hedges of existing assets, liabilities (including borrowings) and firm commitments are deferred and recorded as an adjustment to general and administrative expenses or cost of goods sold in the period in which the related transaction is consummated. Gains and losses on other foreign currency contracts are recognized at each reporting period.

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

      REVENUE RECOGNITION

      Revenues are recognized on the date services and related products are provided/shipped and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare and Medicaid. The Company establishes appropriate allowances based upon factors surrounding credit risks of specific third party payors, historical trends and other information. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

      Net Revenues from machines sales for 2000 and 1999 include $54.5 million and $36.0 million, respectively, of net revenues for machines sold to a third party leasing company which are utilized by the dialysis services division to provide services to our customers. The profits on these sales are deferred and amortized to earnings over the lease terms.

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

      EXCESS OF COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

      The Company has adopted the following useful lives and methods to amortize intangible assets: trade name, 40 years; goodwill -- 25 to 40 years on a straight-line basis; acute care agreements - over the term of the agreement, generally from 1 to 2 years; patient relationships and other intangible assets - over the estimated period to be benefited, generally from 5 to 6 years on a straight line basis.

      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired on business combinations accounted for as a purchase.

      DEBT ISSUANCE COSTS

      Costs related to the issuance of debt are amortized over the term of the related obligation using a straight line method.

      SELF INSURANCE PROGRAMS

      The Company is self insured for professional, product and general liability, auto and worker's compensation claims up to predetermined amounts above which third party insurance applies. Estimates include ultimate costs for both reported and incurred but not reported claims.

      IMPAIRMENT

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers various valuation factors including discounted cash flows, fair values and replacement costs to assess any impairment of goodwill and other long lived assets.

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

      Gains and losses resulting from the translation of revenues and expenses and intercompany borrowings, which are not considered equity investments, are included in general and administrative expense. Translation gains amounted to $5,927, $58 and $766 for the twelve months ended December 31, 2000, 1999 and 1998, respectively.

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

      NEW PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities "(SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation.

      In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of certain inter-entity foreign currency exposures that reduce the need for third party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The Company is adopting SFAS 133, and the corresponding amendments under SFAS 138 effective as January 1, 2001. The adoption of SFAS 133, as amended by SFAS 138, results in the recording of assets related to forward currency contracts of approximately $12.9 million and a liability for interest rate swaps of approximately $24.6 million. The offset to each of these transition adjustments will be recorded to other comprehensive income. The Company expects that approximately $2.0 million deferred gains on foreign currency contracts will be recognized to earnings during fiscal year 2001.

      In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. In June 2000, SAB 101B was issued by the SEC further delaying the date of SAB 101 until the fourth quarter of the fiscal year beginning after December 15, 1999. The impact of the adoption of SAB 101 is not significant.

      In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-014, Accounting for Certain Sales Incentives, which establishes accounting for point of sales coupons, rebates, and free merchandise. This EITF requires that an entity report these sales incentives that reduce the price paid to be netted directly against revenues. EITF 00-014 is effective no later than the second quarter of 2000. The impact of the adoption of EITF-00-14 is not significant.

      In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125 and rescinds SFAS No. 127. SFAS No. 140 provides the accounting and reporting standards for securitizations and other transfers of financial assets and collateral. These standards are based on consistent application of a financial-components approach that focuses on control. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral for fiscal years ending after December 15, 2000. There is no impact for the adoption of SFAS No. 140.

      1996 RESTRUCTURING COSTS

      In 1996, the Company accrued approximately $50,000 for restructuring costs relating to the closing of certain renal products manufacturing and distribution operations as well as the closing of certain clinics of the Homecare Division. These restructuring costs primarily relate to severance payments and lease commitments. Through the period ended December 31, 2000 approximately $49,000 in payments and other charges have been applied against these restructuring costs. The restructuring plan has been completed and the remaining outstanding balance will be used primarily for the remaining lease commitments for closed production facilities.

      RECLASSIFICATION

      Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.


NOTE 3. ACQUISITIONS

      The Company acquired certain health care facilities, and clinical laboratories, for a total consideration of $115,601, $65,235 and $170,137 for the twelve months ended December 31, 2000, 1999 and 1998, respectively. These acquisitions have been accounted for as purchase transactions and, accordingly, are included in the results of operations from the dates of acquisition. The excess of the total acquisition costs over the fair value of tangible net assets acquired was $93,417, $62,376 and $157,836 for the twelve months ended December 31, 2000, 1999 and 1998, respectively.

      Had the acquisitions that occurred during the twelve months ended December 31, 2000 been consummated on January 1, 1999, unaudited proforma net revenues for the twelve months ended December 31, 2000 and 1999 would have been $3,139,406 and $2,929,550, respectively. Unaudited proforma income (loss) from continuing operations before cumulative effect of change in accounting for start up costs would have been $106,505 and ($325,648) for the twelve months ended December 31, 2000 and 1999, respectively.

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

NOTE 4. OTHER BALANCE SHEET ITEMS


                                                                       DECEMBER 31,
                                                               --------------------------
                                                                  2000             1999
                                                               ----------      ----------
Inventories
  Raw materials                                                $   44,787      $   41,045
  Manufactured goods in process                                    10,516           8,748
  Manufactured and purchased inventory available for sale          80,520          90,748
                                                               ----------      ----------
                                                                  135,823         140,541
  Health care supplies                                             55,876          42,571
                                                               ----------      ----------
        Total                                                  $  191,699      $  183,112
                                                               ==========      ==========

Under the terms of certain purchase commitments, the Company is obligated to purchase raw materials and health care supplies during 2001 amounting to $55,483

Other Current Assets
  Miscellaneous accounts receivable                            $   98,668      $   91,042
  Deposits and prepaid expenses                                    40,414          39,729
                                                               ----------      ----------
        Total                                                  $  139,082      $  130,771
                                                               ==========      ==========

Excess of Cost Over the Fair Value of Net Assets
  Acquired and Other Intangible Assets:
  Goodwill, less accumulated amortization of
     $302,757 and $228,426                                     $2,701,281      $2,713,385
  Patient relationships, less accumulated
     amortization of $116,856 and $87,169                          72,662          92,898
  Other intangible assets, less accumulated
     amortization of $145,267 and $109,109                        448,101         459,208
                                                               ----------      ----------
        Total                                                  $3,222,044      $3,265,491
                                                               ==========      ==========

Accrued Liabilities
 Accrued operating expenses                                    $   36,062      $   46,019
 Accrued insurance                                                 47,021          54,702
 Accrued legal and compliance costs                                 1,601           9,441
 Accrued salaries and wages                                        50,988          53,371
 Accounts receivable credit balances                               38,215          48,932
 Accrued interest                                                  14,974          19,125
 Accrued other                                                     16,529          21,669
 Accrued physician compensation                                    17,649          17,721
 Accrued  other related costs for OIG investigation                 4,986          20,378
                                                               ----------      ----------
        Total                                                  $  228,025      $  291,358
                                                               ==========      ==========

         Accounts receivable credit balances principally reflect overpayments from third party payors and are in the process of repayment.

NOTE 5. SALE OF ACCOUNTS RECEIVABLE


      On September 27, 1997, NMC established a new $204,000 receivable financing facility (the "A/R Facility") with NationsBank, N.A. (now known as Bank of America, N.A.) to replace its former facility with CitiCorp. The A/R Facility was amended on February 27, 1998 to increase the commitment amount to $331,500. It was further amended on September 27, 1999 to increase the commitment amount to $360,000 and to add WestDeutsche Landesbank Girozentrale, New York Branch, as an additional Administrative Agent. On October 26, 2000, the amount was increased to $500,000 and Bayerische Landesbank, New York Branch, became an additional Administrative Agent.

      The current agreement carries an effective interest rate based on commercial paper, which was approximately 6.59% at December 31, 2000, and matures on October 25, 2001. At December 31, 2000 and 1999, $445,300 and $335,000 had been received pursuant to such sales, respectively; these amounts are reflected as reductions to accounts receivable. Under the terms of the agreement, new interests in accounts receivable are sold as collections reduce previously sold accounts receivable. The costs related to such sales are expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions.


NOTE 6. DEBT

      Long-term debt to outside parties consists of:


                                                       DECEMBER 31,
                                                  ----------------------
                                                    2000          1999
                                                  --------      --------
NMC Credit Facility                               $732,500      $738,150
Note payable for settlement of investigation        85,920          --
Other
                                                     7,120        17,454
                                                  --------      --------
                                                   825,540       755,604
Less amounts classified as current                 237,014       140,539
                                                  --------      --------
                                                  $588,526      $615,065
                                                  ========      ========


      In September 1996, NMC entered into a credit agreement with a group of banks (collectively, the "Lenders"), pursuant to which the Lenders made available to NMC and certain specified subsidiaries and affiliates an aggregate of $2,000,000 through two credit facilities (collectively, the "NMC Credit Facility"). The NMC Credit Facility, as amended, includes: (i) a revolving credit facility of up to $1,000,000 for up to seven years (of which up to $250,000 is available for letters of credit, up to $450,000 is available for borrowings in certain non-U.S. currencies, up to $50,000 is available as swing lines in U.S. dollars and up to $20,000 is available as swing lines in certain non-U.S. currencies) ("Facility 1") and (ii) a term loan facility of $1,000,000 for up to seven years ("Facility 2").

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

      In addition to scheduled quarterly principal payments under Facility 2, the NMC Credit Facility will be reduced by certain portions of the net cash proceeds from certain sales of assets, sales of accounts receivable and the issuance of subordinated debt and equity securities. All borrowings outstanding under Facility 1 are due and payable at the end of the seventh year. Prepayments are permitted at any time without penalty, except in certain defined periods. The NMC Credit Agreement contains certain affirmative and negative covenants with respect to the Company, NMC and its subsidiaries, customary for this type of agreement. In December 1999, the Company successfully amended certain covenants including, among other things, financial ratios contained in its NMC Credit Facility that would have been affected by the impact of the settlement related to the U.S. Government investigation. At December 31, 2000, the Company was in compliance with all such covenants.

      In February 1998, $250,000 of Facility 2 was repaid, primarily using borrowings from affiliates. The voluntary prepayment reduced the available financing under the agreement to $1,750,000. The Company has made all of its scheduled principal payments, reducing the amount available under the NMC Credit Facility at the end of 2000and 1999 to $1,577,500 and $1,716,250, respectively. At December 31, 2000 and 1999 the Company had available $698,000 and $777,000, respectively, of additional borrowing capacity under the NMC Credit Facility including $103,000 and $49,000 respectively, available for additional letters of credit.

      Borrowings from affiliates consists of:

                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  2000            1999
                                                               ----------      ----------
       Fresenius Medical Care AG, borrowings at
          interest rates approximating  7.75%                  $   18,850      $   42,949
       Fresenius AG,  borrowings at interest rates
          approximating  7.34 - 7.38%                             209,000         330,000
       Fresenius Medical Care Trust Finance S.a.r.l.,
          borrowings at interest rates of 8.43% and 9.25%         786,524         786,524
       Fresenius Acquisition, LLC at interest rates
          approximating  6.87%                                    113,121            --
       Other                                                        1,013           1,982
                                                               ----------      ----------
                                                                1,128,508       1,161,455
       Less amounts classified as current                         341,643         372,949
                                                               ----------      ----------
       Total                                                   $  786,865      $  788,506
                                                               ==========      ==========

         Scheduled maturities of long-term debt and borrowings from affiliates are as follows:

         2001                               $      578,657
         2002                                      151,985
         2003                                      150,000
         2004                                      282,500
         2005                                            0
         2006 and thereafter                       790,865
                                            --------------
         Total                              $    1,954,007
                                            ==============

NOTE 7.  SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS

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

      In February 2000, the Company made initial payments to the Government totaling $286.4 million. The remaining obligations is payable in six quarterly installments which began in April 2000 and will end in July 2001. The first four quarterly installments were made in the amount of $35.4 million including interest at 7.5%. The first three of these four payments were made in April, July, and October 2000 to the Government totaling $106.2 million including interest. The fourth installment was made in January 2001. The remaining two installments of $27.8 million including interest at 6.3% will be made in April and July 2001, respectively.

      In addition, the Company received approximately $59.2 million from the Government related to the Company's claims for outstanding Medicare receivables. The Company received $54.0 million in 2000 and a final payment of $5.2 million in February 2001.

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

      IDPN receivables of $153.5 million, that had been included in net assets of discontinued operations were resolved as part of the Settlement Agreements with the Government as part of the OIG Investigation. As a result, a $94.3 million write-off was taken against these receivables. The remaining receivables were reclassified to other current and non-current IDPN receivables on the balance sheet. The Company has collected approximately $54.0 million from the Government, and the remaining portion will be collected on February 2001.

Operating results of discontinued operations are presented below:

     Discontinued Operations - Results of Operations

     The revenues and results of operations of the discontinued operations of Non Renal Diagnostic Services and Homecare divisions were as follows:

                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             2000           1999            1998
                                                           ---------      ---------      ---------
       NET REVENUES .................................      $    --        $    --        $ 120,940
                                                           ---------      ---------      ---------
       Loss from operations before income tax benefit           --             --          (14,212)
       Income tax benefit ...........................           --             --           (5,543)
                                                           ---------      ---------      ---------
       Loss from operations .........................           --             --           (8,669)
                                                           ---------      ---------      ---------

       Loss on disposal before income tax benefit ...           --             --         (140,000)
       Income tax benefit ...........................           --             --          (42,772)
                                                           ---------      ---------      ---------
       Loss on disposal .............................           --             --          (97,228)
                                                           ---------      ---------      ---------
       Loss from discontinued operations ............           --             --         (105,897)
                                                           =========      =========      =========

NOTE 9. INCOME TAXES

      Income (loss) from continuing operations before income taxes are as follows:


                                       TWELVE MONTHS ENDED DECEMBER 31,
                                  ---------------------------------------
                                    2000           1999            1998
                                  --------      ---------       ---------
Domestic                          $201,305      $(410,034)      $ 126,347
Foreign                              2,266          1,970             (63)
                                  --------      ---------       ---------
         Total income (loss)      $203,571      $(408,064)      $ 126,284
                                  ========      =========       =========


The provision (benefit) for income taxes was as follows:


                                             TWELVE MONTHS ENDED DECEMBER 31,
                                           -----------------------------------
                                              2000          1999          1998
                                           -------      --------       -------
Current tax expense
  Federal                                  $ 2,616      $  1,545       $44,777
  State                                     10,195         9,916        12,406
  Foreign                                      610           626           530
                                           -------      --------       -------
          Total current                     13,421        12,087        57,713
Deferred tax (benefit)  expense
  Federal                                   79,858       (87,926)       14,642
  State                                      4,712        (4,981)        2,092
  Foreign                                      330          (217)         --
                                           -------      --------       -------
         Total deferred tax (benefit)       84,900       (93,124)       16,734
                                           -------      --------       -------
         Total provision (benefit)         $98,321      $(81,037)      $74,447
                                           =======      ========       =======


Deferred tax liabilities (assets) are comprised of the following:


                                                    DECEMBER 31,
                                             --------------------------
                                                 2000            1999
                                             ---------       ---------
Allowance for doubtful accounts              $ (22,928)      $ (26,345)
Insurance liability                               (388)        (21,125)
Legal liability                                (11,461)        (13,109)
Deferred and incentive compensation             (8,547)         (9,055)
Pension and benefit accruals                   (19,623)        (19,424)
Accrued interest                               (47,259)        (36,181)
Inventory reserves                              (6,099)         (5,236)
Accrued expenses                                (7,033)        (13,643)
Other temporary differences                     (4,392)         (4,653)
Government settlement                           (5,302)        (92,469)
Loss carry forwards                            (11,222)         (5,301)
                                             ---------       ---------
   Gross deferred tax assets                  (144,254)       (246,541)
Deferred tax assets valuation                    2,622           5,029
                                             ---------       ---------
   Deferred tax assets                        (141,632)       (241,512)
                                             ---------       ---------
Depreciation and amortization                  140,864         156,113
Other temporary differences                        524             255
                                             ---------       ---------
   Gross deferred tax liabilities              141,388         156,368
                                             ---------       ---------
   Net deferred tax (asset) liabilities      $    (244)      $ (85,144)
                                             =========       =========

      The provision (benefit) for income taxes for the twelve months ended December 31, 2000, 1999, and 1998 differed from the amount of income taxes determined by applying the applicable statutory federal income tax rate to pretax earnings as a result of the following differences:



                                            TWELVE MONTHS ENDED DECEMBER 31,
                                            --------------------------------
                                             2000         1999          1998
                                            ------       ------        ------
Statutory federal tax rate (benefit)        35.0%        (35.0%)        35.0%
State income taxes, net of federal           4.7           0.8           7.5
tax benefit
Amortization of goodwill                    10.2           5.1          16.6
Government Settlement                       (2.3)          8.7          --
Foreign losses and taxes                     0.6          (0.1)          0.4
Other                                        0.1           0.6          (0.6)
                                            ----         -----          ----
Effective tax rate (benefit)                48.3%        (19.9%)        58.9%
                                            ====         =====          ====


      The net (decrease) increase in the valuation allowance for deferred tax assets was $(2,407), $(311) and $1,972 for the twelve months ended December 31, 2000, 1999, and 1998, respectively. It is the Company's expectation that it is more likely than not to generate future taxable income to utilize its net deferred tax asset. The changes for all three years relate to activities incurred by foreign subsidiaries.

      At December 31, 2000, there were approximately $6,750 of foreign net operating losses, the majority of which expire within seven years. The Company also has $21,500 of Federal net operating losses which will begin to expire in the year 2018.

      Provision has not been made for additional federal, state, or foreign taxes on $5,509 of undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be reinvested. The earnings could be subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate or if the Company should sell its stock in the subsidiaries. The Company estimates that the distribution of these earnings would result in $ 2,166 of additional foreign withholding and federal income taxes.


NOTE 10. PROPERTIES AND EQUIPMENT

                                                      DECEMBER 31,
                                               -------------------------
                                                  2000            1999
                                               ---------       ---------
Land and improvements                          $   5,135       $   5,205
Buildings                                         63,937          68,812
Capitalized lease property                         3,312           6,668
Leasehold improvements                           235,096         201,405
Equipment and furniture                          403,701         363,244
Construction in progress                          38,176          25,028
                                               ---------       ---------
                                                 749,357         670,362

Accumulated depreciation and amortization       (292,421)       (241,569)
                                               ---------       ---------
Properties and equipment, net                  $ 456,936       $ 428,793
                                               =========       =========

      Depreciation expense relating to properties and equipment amounted to $80,034, $80,803 and $81,683 for the years ended December 31, 2000, 1999 and
1998, respectively.

      Included in properties and equipment as of December 31, 2000, and 1999 were $26,816 and $25,355, respectively, of peritoneal dialysis cycler machines which the Company leases to customers with end-stage renal disease on a month-to-month basis. Rental income for the peritoneal dialysis cycler machines was $12,472, $8,762, and $7,679 for the twelve months ended December 31, 2000, 1999 and 1998, respectively.

      LEASES

      In September 2000, the Company entered into an amended operating lease arrangement with a bank that covers approximately $65,165 of equipment in its dialyzer manufacturing facility in Ogden, Utah. The agreement has a basic term expiration date of January 1, 2010, renewal options and a purchase option at the greater of 20% of the original cost or the fair market value.

      Future minimum payments under noncancelable leases (principally for clinics and offices) as of December 31, 2000 are as follows:


                                                   OPERATING      CAPITAL
                                                    LEASES         LEASES     TOTAL
                                                   --------      --------    --------
2001                                               $136,936      $  342      $137,278
2002                                                117,394         300       117,694
2003                                                104,414         284       104,698
2004                                                130,577         230       130,807
2005                                                 55,153         292        55,445
2006 and beyond                                     131,552        --         131,552
                                                   --------      ------      --------
Total minimum payments                             $676,026      $1,448      $677,474
                                                   ========                  ========
Less interest and operating costs                                   323
                                                                 ------
Present value of minimum lease Payments ($215
payable in 2001)                                                 $1,125
                                                                 ======

      Rental expense for operating leases was $157,335, $132,248 and $103,838 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization of properties under capital leases amounted to $369, $852, and $968 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expenses. Options to purchase are also included in some lease agreements, particularly capital leases.


NOTE 11. MANDATORILY REDEEMABLE PREFERRED SECURITIES

During the fourth quarter of 2000, a wholly-owned subsidiary of the Company issued to NMC 1,000 shares of Series A Preferred Stock and 1,700 shares of Series C Preferred Stock that were then transferred to FMC for proceeds of $113,500 and $192,000, respectively ("Redeemable Preferred Securities"). The Redeemable Preferred Securities are identical in substance except that the Series A shares rank prior to the Series C shares both as to dividends and liquidation, dissolution or winding-up of the subsidiary.

The Redeemable Preferred Securities have a par value of $.01 per share. The holders of the securities are entitled to receive dividends in amount of dollars per share equal to approximately 8% of the share issuance price. The dividends will be declared and paid in cash at least annually.

Upon liquidation or dissolution or winding up of the subsidiary, the holders of the Redeemable Preferred Securities are entitled to an amount equal to the liquidation preference for each share of stock plus an amount equal to all accrued and unpaid dividends thereon through the date of distribution. The liquidation preference is the sum of the issuance price plus, for each year or portion thereof an amount equal to one-half of one percent of the issue price, not to exceed 5%.

The Redeemable Preferred Securities will be sold to the Company in two years for an amount equal to Euros 341,385 plus any accrued and unpaid dividends. Accordingly, the mandatorily redeemable preferred securities are deemed to Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

The holders of the Redeemable Preferred Securities have the participation rights of the holders of all other classes of capital stock of the subsidiary.

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.


                                                           TWELVE MONTHS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           2000            1999            1998
                                                       ---------        --------        --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                $  87,737        $ 87,464        $ 72,025

Service Cost                                               9,987           8,212           7,416
Interest  Cost                                             6,713           5,966           5,217
Amendments                                                  --                (5)           --
Actuarial (Gain)/Loss                                      3,752         (12,496)          5,810
Divestitures                                                --              --            (1,717)
Benefits Paid                                             (2,748)         (1,404)         (1,287)
                                                       ---------        --------        --------
Benefit obligation at end of year                      $ 105,441        $ 87,737        $ 87,464
                                                       ---------        --------        --------
CHANGE ON PLAN ASSETS
Fair value of plan assets at beginning of year            86,794          77,019          65,088
Actual return on plan assets                              (2,098)         11,179          13,218
Employee contribution                                       --              --              --
Benefits paid                                             (2,748)         (1,404)         (1,287)
                                                       ---------        --------        --------
Fair value of plan assets at end of year               $  81,948        $ 86,794        $ 77,019
                                                       ---------        --------        --------

Funded Status                                            (23,493)           (942)        (10,444)
Unrecognized net (gain)/loss                             (14,367)        (30,993)        (15,239)
Unrecognized prior service cost                               (4)             (4)           --
                                                       ---------        --------        --------
Accrued benefit costs                                  $ (37,864)       $(31,939)       $(25,683)
                                                       ---------        --------        --------

WEIGHTED - AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate
                                                            7.50%           7.50%           6.75%
Expected return of plan assets                              9.70            9.70            9.70
Rate of compensation increase                               4.50            4.50            4.50

COMPONENTS OF NET PERIOD BENEFIT COST
Service Cost                                           $   9,987        $  8,212        $  7,416
Interest Cost                                              6,713           5,966           5,217
Expected return on plan assets                            (8,345)         (7,401)         (6,430)
Amortization of prior service cost                            (1)             (1)           --
Recognized net (gain)/loss                                (2,429)           (520)           (891)
Curtailment net (gain)                                      --              --            (1,717)
                                                       ---------        --------        --------
Net periodic benefit costs                             $   5,925        $  6,256        $  3,595
                                                       ---------        --------        --------


      NMC also sponsors a supplemental executive retirement plan to provide certain key executives with benefits in excess of normal pension benefits. The projected benefit obligation was $5,453 and $3,057 at December 31, 2000 and 1999, respectively. Pension expense for this plan, for the twelve months ended December 31, 2000, 1999 and 1998 was $983, $402 and $374, respectively.

      NMC does not provide any postretirement benefits to its employees other than those provided under its pension plan and supplemental executive retirement plan.

      DEFINED CONTRIBUTION PLANS

      The Company's employees are eligible to join 401 (k) Savings Plan once they have achieved a minimum of 90 days of service and if they have more than 900 hours of service before their one year anniversary date. Under the provisions of the 401(k) plan, employees are allowed to contribute up to 16% of their salaries. The Company contributes 50% of their savings up to 6% of saved pay after one year. The Company's total contributions for the year ended December 31, 2000, 1999 and 1998 was $8,786, $7,298 and $7,617, respectively.

NOTE 13. EQUITY

PREFERRED STOCK

      At December 31, 2000 and 1999, the components of the Company's preferred stocks as presented in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Equity are as follows:

PREFERRED STOCKS, $100 PAR VALUE

- - 6% Cumulative (1); 40,000 shares authorized; 36,460 outstanding                     $ 3,646
- - 8% Cumulative Class A (2); 50,000 shares authorized; 16,176 outstanding               1,618
- - 8% Noncumulative Class B (2); 40,000 shares authorized; 21,483 outstanding            2,148
                                                                                      -------
                                                                                      $ 7,412
                                                                                      -------
PREFERRED STOCKS, $.10 PAR VALUE

- - Noncumulative Class D (3); 100,000,000 shares authorized; 89,062,316  outstanding     8,906
                                                                                      -------
         Total Preferred                                                              $16,318
                                                                                      =======

(1) 160 votes per share

(2) 16 votes per share

(3) 1/10 vote per share


      STOCK OPTIONS

      In 1996, FMC adopted a stock incentive plan (the "FMC Plan") under which the Company's key management and executive employees are eligible. Under the FMC Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC Plan will be evidenced by a non-transferable convertible bond and corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. The bonds mature in ten years and are generally fully convertible after three to five years. Each convertible bond, which is DM denominated, entitles the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1997, FMC granted 2,697,438 options (of which 216,663 were forfeited) to the Company, under the FMC Plan. At December 31, 1997 no options were exercisable. During 2000, 1999 and 1998 a total of 75,833, 30,065, and, 2,169,711 awards were cancelled or forfeited resulting in awards outstanding of 205,166 for 2000, 280,999 for 1999 and 311,064 in 1998. If the
205,166 awards outstanding at December 31, 2000 were exercised, a total of approximately 68.389 non-voting preferred shares would be issued. At December 31, 2000, 205,166 options were exercisable under the FMC plan.

      During 1998, the FMC adopted a new stock incentive plan ("FMC 98 Plan") under which the Company's key management and executive employees are eligible. Under the FMC 98 Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC 98 Plan will be evidenced by a non-transferable convertible bond and a corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. Each convertible bond, which will be DM denominated, will entitle the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1998, FMC awarded 1,024,083 options and exercisable upon vesting for 1,024,083 Preference Shares. During 1999, FMC granted 571,940 Preference Shares. During 1999, options for 140,168 Preference Shares were forfeited or cancelled under the FMC 98 Plan. During 2000, FMC granted 653,325 Preference Shares and 303,123 Preference Shares were forfeited or cancelled. In addition, 10,060 stock options from the FMC 98 Plan were exercised with 10,060 Preference Shares being issued. At December 31, 2000, there were 568,887 Preference Shares for which grants could be issued. Grants for 660,270 Preference Shares were exercisable under the FMC 98 Plan at December 31, 2000.

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

      FOREIGN CURRENCY CONTRACTS

      The Company uses foreign exchange contracts as a hedge against foreign exchange risks associated with the settlement of foreign currency denominated payables and firm commitments. At December 31, 2000 and 1999, the Company had outstanding foreign currency contracts for the purchase of Euros ("EUR") totaling $450,856 and $41,925, respectively. The contracts outstanding at December 31, 2000 include forward contracts for delivery of EUR between January 2001 and November 2003, at rates ranging from $0.8489 to $0.9374 per EUR.

      The fair value of forward currency contracts are the estimated amounts that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current exchange rates and the current creditworthiness of the counterparties. At December 31, 2000 and 1999, the Company would have received approximately $20,400 and $2,800, respectively, to terminate the contracts.

      INTEREST RATE AGREEMENTS

      At December 31, 2000 and 1999, the Company had interest rate swaps and option agreements outstanding with various commercial banks for notional amounts totaling $1,050,000 and $1,600,000, respectively. All of these agreements were entered into for other than trading purposes. In the year 2000, the Company purchased new interest rate swaps with $450,000 notional amount and closed out its option agreements (cap and floor with notional amount of $150,000). Hedges totalling $850,000 expired on January 4, 2000.The rest of the contracts mature at various dates between November 2003 and November 2007.

      For a notional amount of $1,050,000, the interest rate swaps effectively change the Company's interest rate exposure on its variable-rate loans under the NMC Credit Facility (drawn as of December 31, 2000: $732,500), and drawdowns under the receivables financing facility (drawn as of December 31, 2000:
$445,300) to fixed rates of interest ranging between 6.05% and 6.611%. Under the NMC Credit Facility, the Company agreed to maintain at least $500,000 of interest rate protection. The Company closed out its option agreements (cap and floor with notional amount of $150,000) in November 2000 and is amortizing the loss over the original term of the agreements.

      The fair value of the interest rate swaps and options is the estimated amount that the Company would receive or pay to terminate the agreements. The fair value of these agreements at December 31, 2000 and 1999 would require the Company to pay approximately $24,600 and receive approximately $9,200, respectively. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions significantly affect the estimates.

      CREDIT RISK

      The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. As of December 31, 2000, the Company's credit exposure was insignificant and limited to the fair value stated above; the Company believes the risk of incurring losses due to credit risk is remote.

      FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

      At December 31, 2000 and 1999, the carrying value of cash, cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, short-term borrowings, short-term borrowings and mandatorily redeemable preferred securities with related parties and current liabilities approximated their fair values, based on the short-term maturities of these instruments.

      In addition, the Company is a "Subsidiary Guarantor" along with its parent company, FMC, for the issuance of Trust Preferred Securities on the books of FMC at a carrying value of $952,727 and $964,103, at December 31, 2000 and 1999 respectively. The Trust Preferred Securities are guaranteed through a series of undertakings by FMC and Subsidiary Guarantors. At December 31, 2000 and 1999, the carrying value of these Trust Preferred Securities exceeded their fair value by $54,900 and $20,059, respectively. The fair value of these Trust Preferred Securities is based upon market quotes.


NOTE 15. RELATED PARTY TRANSACTIONS AND ALLOCATIONS

      SERVICES

      Related party transactions pertaining to services performed and products purchased/sold between affiliates are recorded as net accounts payable to affiliates on the balance sheet. At December 31, 2000 and 1999, the Company had net accounts payable of $6,317 and $12,361, respectively.

      BORROWINGS WITH AFFILIATES

      The Company has various outstanding borrowings with FMC and affiliates. The funds were used for general corporate purposes. The loans are due at various maturities. See Note 6 - "Debt, - Borrowings from Affiliates" for details and See Note 11 - "Mandatorily Redeemable Preferred Securities"


NOTE 16. COMMITMENTS AND CONTINGENCIES


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

      On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No.95-0860 (WBB) seeking to preclude the Health Care Financing Administration from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude the Health Care Financing Administration from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that the Health Care Financing Administration's retroactive application of the April 1995 rule was legally invalid. The Health Care Financing Administration cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding the Health Care Financing Administration's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined the Health Care Financing Administration from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on the Health Care Financing Administration's motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgment requesting that the Court declare the Health Care Financing Administration's prospective application of the April 1995 rule invalid and permanently enjoin Health Care Financing Administration from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Health Care Financing Administration elected not to appeal the Court's June 1995 and January 1998 orders. The Health Care Financing Administration may, however, appeal all rulings at the conclusion of the litigation. If the Health Care Financing Administration should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under the Health Care Financing Administration's original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected.

      In July, 2000, NMC filed a complaint in the U.S. District Court for the Eastern District of Virginia (National Medical Care, Inc. and Bio-Medical Applications of Virginia, Inc. v. Aetna Life Insurance, Co., Inc. Aetna U.S. Healthcare, Inc. and John Does 1-10) seeking recovery against Aetna U.S. Healthcare and health plans administered by Aetna U.S. Healthcare for claims related to primary payor liability for dual eligible ESRD patients under the Omnibus Budget Reconciliation Act of 1993. On January 16, 2001, the Court stayed the action pending resolution of the District of Columbia Court action.

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


      CONTINGENT NON-NMC LIABILITIES OF W. R. GRACE & CO. (NOW KNOWN AS FRESENIUS MEDICAL CARE HOLDINGS, INC.)

      The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co. ("Grace") and Fresenius AG. In connection with the Merger, W.R. Grace & Co.-Conn. ("Grace Chemicals") agreed to indemnify the Company and NMC against all liabilities of the Company and its successors, whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC operations. The Company may be contingently liable for certain liabilities with respect to pre-Merger matters that are not related to NMC operations. Grace Chemicals has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If Grace Chemicals' indemnity obligation is terminated or limited as a result of this bankruptcy proceeding, and the Company is held liable for pre-Merger obligations of Grace Chemicals, the Company's business, financial condition, and results of operations may be adversely affected.

      On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of Grace Chemicals against Grace Chemicals, the Company, and other defendants, principally alleging that the Merger was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint was filed subsequently with substantially similar allegations (Abner et al. v. W. R. Grace & Company, et al.). The Company has requested indemnification from Grace Chemicals pursuant to the Merger agreement. If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiff, and if the Company is not able to collect, in whole or in part, on the indemnity, a judgment could have a material adverse effect on the Company's business, the financial condition of the Company and results of operations. The Company believes that no fraudulent transfer or conspiracy occurred and intends to defend the case vigorously.

      Were events to violate the tax-free nature of the Merger, the resulting tax liability would be the obligation of the Company. Subject to representations by Grace Chemicals, the Company and Fresenius AG, Grace Chemicals has agreed to indemnify the Company for such a tax liability. If the Company was not able to collect on the indemnity, the tax liability would have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 17. SIGNIFICANT RELATIONS

      For the periods presented, approximately 63% of the Company's health care services net revenues are paid by and subject to regulations under governmental programs, primarily Medicare and Medicaid. The Company maintains reserves for losses related to these programs, including uncollectible accounts receivable, and such losses have been within management's expectations.

      Revenues from EPO accounted for approximately 28% of the Dialysis Services net revenues for the twelve months ended December 31, 2000 and materially contribute to Dialysis Services operating earnings. EPO is produced by a single source manufacturer, Amgen, Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations.

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

      The table below provides information for the years ended December 31, 2000, 1999 and 1998 pertaining to the Company's operations by geographic area.


                                                               UNITED STATES        ASIA/PACIFIC         TOTAL
                                                               -------------        ------------     -----------
NET REVENUES FOR TWELVE MONTHS ENDED
         2000                                                   $3,085,320           $   3,855        $3,089,175
         1999                                                    2,811,380               3,853         2,815,233
         1998                                                    2,564,785               6,621         2,571,406

OPERATING EARNINGS FOR TWELVE MONTHS ENDED
         2000                                                   $  520,790           $      30        $  520,820
         1999                                                      511,847                 444           512,291
         1998                                                      446,725               1,013           447,738

ASSETS AT DECEMBER 31,
         2000                                                    2,810,514              10,394         2,820,908
         1999                                                    2,553,763              10,112         2,563,875
         1998                                                    2,461,863               9,584         2,471,447

      The table below provides information for the years ended December 31, 2000, 1999 and 1998 pertaining to the Company's two industry segments.


                                                                                                   LESS
                                                                  DIALYSIS       DIALYSIS       INTERSEGMENT      TOTAL
                                                                  SERVICES       PRODUCTS          SALES
                                                                ----------       ----------     -----------     ----------
NET REVENUES FOR TWELVE MONTHS ENDED
         2000                                                   $2,624,520       $716,757         $252,102      $3,089,175
         1999                                                    2,339,185        706,709          230,661       2,815,233
         1998                                                    2,116,185        662,324          207,103       2,571,406

OPERATING EARNINGS FOR TWELVE MONTHS ENDED
         2000                                                      402,887        117,933               --         520,820
         1999                                                      386,479        125,812               --         512,291
         1998                                                      344,208        103,530               --         447,738

ASSETS AT DECEMBER 31                                            2,176,055        644,853               --       2,820,908
         2000                                                    1,918,612        645,263               --       2,563,875
         1999                                                    1,815,368        656,079               --       2,471,447
         1998
CAPITAL EXPENDITURES FOR TWELVE MONTHS ENDED
         2000                                                       72,421         28,775               --         101,196
         1999                                                       59,061         15,519               --          74,580
         1998                                                       54,821         13,147               --          67,968

DEPRECIATION AND AMORTIZATION OF PROPERTIES AND
 EQUIPMENT FOR TWELVE MONTHS ENDED
         2000                                                      120,985         23,749               --         144,734
         1999                                                      117,059         21,936               --         138,995
         1998                                                      114,240         22,175               --         136,415

         The table below provides the reconciliations of reportable segment operating earnings, assets, capital expenditures, and depreciation and amortization to the Company's consolidated totals.


                                                                                           TWELVE MONTHS ENDED DECEMBER 31,
                                                                                 -----------------------------------------------
                        SEGMENT RECONCILIATION                                        2000              1999              1998
                        ---------------------                                    -----------       -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
EFFECTIVE OF CHANGE IN ACCOUNTING FOR START UP COSTS:
     Total operating earnings for reportable segments                            $   520,820       $   512,291       $   447,738
     Corporate G&A (including foreign exchange)                                      (95,860)         (113,375)         (108,618)
     Research and development expense                                                 (4,127)           (4,065)           (4,060)
     Net interest expense                                                           (187,315)         (201,915)         (208,776)
     Interest expense on settlement of investigation, net                            (29,947)               --                --
     Special charge for settlement of investigation and related costs                     --          (601,000)               --
                                                                                 -----------       -----------       -----------

     Income (Loss) before income taxes and cumulative effective
       of change in accounting for start up costs                                $   203,571       $  (408,064)      $   126,284
                                                                                 ===========       ===========       ===========

ASSETS:
     Total assets for reportable segments                                        $ 2,820,908       $ 2,563,875       $ 2,471,447
     Intangible assets not allocated to segments                                   1,934,643         2,006,985         2,067,648
     Accounts receivable financing agreement                                        (445,300)         (335,000)         (305,600)
     Net assets of discontinued operations and IDPN accounts receivable                5,189            59,151           151,067
     Corporate assets and other                                                      237,918           349,557           228,841
                                                                                 -----------       -----------       -----------

     Total Assets                                                                $ 4,553,358       $ 4,644,568       $ 4,613,403
                                                                                 ===========       ===========       ===========

CAPITAL EXPENDITURES
     Total capital expenditures for reportable segments                          $   101,196       $    74,580       $    67,968
     Corporate capital expenditures                                                    3,003             6,750             6,685
                                                                                 -----------       -----------       -----------

     Total Capital Expenditures                                                  $   104,199       $    81,330       $    74,653
                                                                                 ===========       ===========       ===========


DEPRECIATION AND AMORTIZATION:
     Total depreciation and amortization  for reportable segments                $   144,734       $   138,995       $   136,415
     Corporate depreciation and amortization                                          78,136            78,957            79,799
                                                                                 -----------       -----------       -----------

     Total Depreciation and Amortization                                         $   222,870       $   217,952       $   216,214
                                                                                 ===========       ===========       ===========


NOTE 19. QUARTERLY SUMMARY (UNAUDITED)



                                                         1ST QUARTER        2ND QUARTER       3RD QUARTER      4TH QUARTER
                                                         -----------        -----------       -----------      -----------
2000
Net revenues                                               $745,115          $760,724          $794,694          $788,642

Cost of health care services and medical supplies           506,858           512,494           544,011           545,459
Operating expenses                                          139,899           141,199           140,944           137,478

Interest expense, net                                        47,118            49,269            46,892            44,036
Interest expense, on settlement of investigation              6,185             7,666             7,951             8,145
                                                           --------          --------          --------          --------
   Total expenses                                           700,060           710,628           739,798           735,118
                                                           --------          --------          --------          --------
Earnings before income taxes                                 45,055            50,096            54,896            53,524
Provision  for income taxes                                  21,961            24,927            27,227            24,206
                                                           --------          --------          --------          --------
Net income                                                 $ 23,094          $ 25,169          $ 27,669          $ 29,318
                                                           ========          ========          ========          ========
Basic and fully dilutive earnings per share                $   0.26          $   0.28          $   0.31          $   0.31
                                                           --------          --------          --------          --------



                                                         1ST QUARTER       2ND QUARTER          3RD QUARTER        4TH QUARTER
                                                         -----------       -----------          -----------        -----------
1999
Net revenues                                               $672,140          $698,466          $   711,850           $732,777

Cost of health care services and medical supplies           450,432           471,548              477,726            480,008
Operating expenses                                          134,003           129,403              131,995            145,267

Interest expense, net                                        50,126            52,504               49,524             49,761
Special charge for settlement of investigations
  and related costs                                            --                --                590,000             11,000
                                                           --------          --------          --------          --------
   Total expenses                                           634,561           653,455            1,249,245            686,036
                                                           --------          --------          --------          --------
Earnings  before income taxes                                37,579            45,011             (537,395)            46,741
Provision (Benefit) for income taxes                         19,952            23,607             (150,190)            25,594
                                                           --------          --------          --------          --------
Net income (loss)                                          $ 17,627          $ 21,404          $  (387,205)          $ 21,147
                                                           ========          ========          ===========           ========
Basic and fully dilutive earnings per share                $   0.19          $   0.24          $     (4.30)          $   0.23
                                                           --------          --------          -----------           --------

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

         Under the date of February 9, 2001, we reported on the consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2000 as included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

         In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                        KPMG LLP

February 9, 2001, except as to paragraph 14 of Note 16, as to which the date is April 2, 2001
Boston, MA

                                                                     SCHEDULE II

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                                                         ADDITIONS (DEDUCTIONS)
                                                                                  --------------------------------
                                                                                      CHARGED
                                                               BALANCE AT          (CREDITED) TO       OTHER NET        BALANCE AT
                                                              BEGINNING OF           COSTS AND                        END OF PERIOD
                                                                  YEAR               EXPENSES
                                                              -------------       ---------------      ----------     -------------
   DESCRIPTION
   Valuation and qualifying accounts deducted from assets:
    Allowances for notes and accounts receivable                 $63,012               62,949          (45,495)         $80,466



                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

                                                                                         ADDITIONS (DEDUCTIONS)
                                                                                  --------------------------------
                                                                                      CHARGED
                                                               BALANCE AT          (CREDITED) TO       OTHER NET        BALANCE AT
                                                              BEGINNING OF           COSTS AND                        END OF PERIOD
                                                                  YEAR               EXPENSES
                                                              -------------       ---------------      ----------     -------------
   DESCRIPTION
   Valuation and qualifying accounts deducted from assets:

    Allowances for notes and accounts receivable                 $49,209               42,243             (28,440)        $63,012


                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                                                         ADDITIONS (DEDUCTIONS)
                                                                                  --------------------------------
                                                                                      CHARGED
                                                               BALANCE AT          (CREDITED) TO       OTHER NET        BALANCE AT
                                                              BEGINNING OF           COSTS AND                        END OF PERIOD
                                                                  YEAR               EXPENSES
                                                              -------------       ---------------      ----------     -------------
  DESCRIPTION
  Valuation and qualifying accounts deducted from assets:

      Allowances for notes and accounts receivable              $53,109             54,709             (58,609)         $49,209

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------
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

Exhibit 4.12 Amendment No. 10 dated as of September 21, 2000 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, NationsBank, N.A. as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent, (incorporated herein by reference to the Form 10-K of registrant filed with Commission on November 11, 2000).

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

Exhibit 10.9 Amended and Restated Transfer and Administration Agreement dated as October 26, 2000 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent.

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

Exhibit 10.16 Employment Agreement dated March 15, 2000 by and between Robert "Rice" M. Powell, Jr. and Fresenius Medical Care North America (filed herewith).

Exhibit 10.17       Employment Agreement dated June 1, 2000 by and between John
                    F. Markus and Fresenius Medical Care North America (filed herewith).

Exhibit 10.18 Employment Agreement dated January 1, 2001 by and between E. Craig Dawson and Fresenius Medical Care North America (filed herewith).

Exhibit 10.19 Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and certain Subsidiaries with Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 22, 1999).

Exhibit 11          Statement re: Computation of Per Share Earnings.