Form 10-Q
period 2001-03-31
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2001-05-15
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

                                                                                               PAGE
      ITEM 1:     FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Earnings ................................ 4
                  Unaudited Consolidated Statements of Comprehensive Income..................... 5
                  Unaudited Consolidated Balance Sheets......................................... 6
                  Unaudited Consolidated Statements of Cash Flows............................... 7
                  Notes to Unaudited Consolidated Financial Statements.......................... 9

      ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................................... 16

      ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................................. 18

PART II: OTHER INFORMATION

       ITEM 1:    Legal Proceedings............................................................ 20
       ITEM 6:    Exhibits and Reports on Form 8-K............................................. 23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           --------------------------
                                                                             2001              2000
                                                                           --------          --------
NET REVENUES
     Health care services .......................................          $688,401          $626,077
     Medical supplies ...........................................           116,740           119,038
                                                                           --------          --------
                                                                            805,141           745,115
                                                                           --------          --------

EXPENSES
     Cost of health care services ...............................           476,397           420,403
     Cost of medical supplies ...................................            84,221            86,455
     General and administrative expenses ........................            75,088            71,587
     Provision for doubtful accounts ............................            16,335            12,379
     Depreciation and amortization ..............................            56,510            54,736
     Research and development ...................................             1,084             1,197
     Interest expense, net, and related financing costs including
       $26,764 and  $25,164, of interest with affiliates ........            51,050            53,303
                                                                           --------          --------
                                                                            760,685           700,060
                                                                           --------          --------

INCOME BEFORE INCOME TAXES ......................................            44,456            45,055
PROVISION FOR INCOME TAXES ......................................            21,306            21,961
                                                                           --------          --------

NET INCOME ......................................................          $ 23,150          $ 23,094
                                                                           ========          ========

Basic and fully dilutive earnings per share
   Net Income ...................................................          $   0.26          $   0.26


     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          ---------------------------
                                                            2001               2000
                                                          --------           --------
NET INCOME .....................................          $ 23,150            $23,094
Other comprehensive income
   Foreign currency translation adjustments.....              (408)               120
   Derivative instruments ......................           (28,039)                --
                                                          --------            -------
   Total other comprehensive income/(loss)......           (28,447)               120
                                                          --------            -------
COMPREHENSIVE INCOME/ (LOSS) ...................          $ (5,297)           $23,214
                                                          ========            =======


     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2001                  2000
                                                                               -----------          ------------
                                                                               (UNAUDITED)
ASSETS
------

 Current Assets:
     Cash and cash equivalents ......................................          $    33,159           $    33,327
     Accounts receivable, less allowances of $81,283 and $80,466.....              357,568               318,391
     Inventories ....................................................              197,029               191,699
     Deferred income taxes ..........................................              134,698               123,190
     Other current assets ...........................................              156,852               139,082
     Net accounts receivable from affiliates.........................               13,490                    --
     IDPN accounts receivable .......................................                   --                 5,189
                                                                               -----------           -----------
          Total Current Assets ......................................              892,796               810,878
                                                                               -----------           -----------

 Properties and equipment, net ......................................              471,373               456,936
                                                                               -----------           -----------

Other Assets:
     Excess of cost over the fair value of net assets
       acquired and other intangible assets, net of
       accumulated amortization of $600,397 and $564,880 ............            3,190,307             3,222,044
     Other assets and deferred charges ..............................               49,588                63,500
                                                                               -----------           -----------
          Total Other Assets ........................................            3,239,895             3,285,544
                                                                               -----------           -----------
Total Assets ........................................................          $ 4,604,064           $ 4,553,358
                                                                               ===========           ===========

LIABILITIES AND EQUITY
----------------------

Current Liabilities:
     Note payable for settlement of investigation ...................          $    51,186           $    85,920
     Current portion of long-term debt and capitalized lease
        obligations .................................................              151,251               151,268
     Current portion of borrowing from affiliates ...................              331,218               341,643
     Accounts payable ...............................................              151,640               139,754
     Accrued liabilities ............................................              211,549               228,025
     Net accounts payable (receivable) to affiliates ................               10,499                 6,317
     Accrued income taxes ...........................................               41,334                11,525
                                                                               -----------           -----------
          Total Current Liabilities .................................              948,677               964,452

Long-term debt ......................................................              631,413               588,526
Non-current borrowings from affiliates ..............................              786,865               786,865
Capitalized lease obligations .......................................                  859                   911
Deferred income taxes ...............................................              106,949               122,946
Other liabilities ...................................................              107,246                58,188
                                                                               -----------           -----------
          Total Liabilities .........................................            2,582,009             2,521,888
                                                                               -----------           -----------

Mandatorily Redeemable Preferred Securities .........................              301,511               305,500
                                                                               -----------           -----------

Equity:
   Preferred stock, $100 par value ..................................                7,412                 7,412
   Preferred stock, $.10 par value ..................................                8,906                 8,906
   Common stock, $1 par value; 300,000,000 shares
     authorized; outstanding 90,000,000 .............................               90,000                90,000
   Paid in capital ..................................................            1,942,387             1,942,387
   Retained deficit .................................................             (299,952)             (322,973)
   Accumulated comprehensive income (loss) ..........................              (28,209)                  238
                                                                               -----------           -----------
        Total Equity ................................................            1,720,544             1,725,970
                                                                               -----------           -----------
Total Liabilities and Equity ........................................          $ 4,604,064           $ 4,553,358
                                                                               ===========           ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -----------------------------
                                                                                      2001                2000
                                                                                   ---------           ---------
Cash Flows from Operating Activities:
     Net income .........................................................          $  23,150           $  23,094
     Adjustments to reconcile net income to net cash from
      operating activities:
          Depreciation and amortization .................................             56,510              54,736
          Provision for doubtful accounts ...............................             16,335              12,379
          Deferred income taxes .........................................             (8,813)             12,515
          Loss (gain) on disposal of properties and equipment ...........                210                (137)

  Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
          Increase in accounts receivable ...............................            (49,912)            (61,101)
          (Increase) decrease in inventories ............................             (5,330)              6,432
          (Increase) decrease in other current assets ...................            (17,770)              8,958
          Decrease in IDPN accounts receivable ..........................              5,189              38,395
          Decrease in other assets and deferred charges .................             12,030                  76
          Increase (decrease) in accounts payable .......................             11,888              (2,238)
          Increase in accrued income taxes ..............................             29,809               7,637
          Decrease in accrued liabilities ...............................            (16,476)            (37,238)
          Increase in other long-term liabilities .......................              2,025               2,010
          Net changes due to/from affiliates ............................             (9,308)             (5,419)
          Other, net ....................................................               (650)              1,078
                                                                                   ---------           ---------
     Net cash provided by operating activities ..........................             48,887              61,177
                                                                                   ---------           ---------

Cash Flows from Investing Activities:
          Capital expenditures ..........................................            (35,482)            (20,261)
          Payments for acquisitions, net of cash acquired ...............             (5,086)            (35,545)
                                                                                   ---------           ---------
     Net cash used in investing activities ..............................            (40,568)            (55,806)
                                                                                   ---------           ---------

Cash Flows from Financing Activities:
          Payments on settlement of investigation .......................            (34,734)           (286,402)
          Net (decrease) increase in borrowings from affiliates .........            (10,425)            297,323
          Cash dividends paid ...........................................               (130)               (130)
          (Payments) proceeds from receivable financing facility ........             (5,600)              7,800
          Net increase/(decrease) on debt and capitalized leases ........             42,818             (20,665)
                                                                                   ---------           ---------
    Net cash used in financing activities ...............................             (8,071)             (2,074)
                                                                                   ---------           ---------
Effects of changes in foreign exchange rates ............................               (416)                 81
                                                                                   ---------           ---------
Change in cash and cash equivalents .....................................               (168)              3,378
Cash and cash equivalents at beginning of period ........................             33,327              12,563
                                                                                   ---------           ---------
Cash and cash equivalents at end of period ..............................          $  33,159           $  15,941
                                                                                   =========           =========


     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ------------------------
                                                             2001             2000
                                                            -------          -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest, net ................................          $41,710          $53,947
    Income taxes paid, net .......................            1,269            2,241

Details for Acquisitions:
  Assets acquired ................................            5,086           35,545
                                                            -------          -------
  Net cash paid for acquisitions .................          $ 5,086          $35,545
                                                            =======          =======


     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY

     Fresenius Medical Care Holdings, Inc., a New York corporation ("the Company") is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMC" or "Fresenius Medical Care"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc., ("NMC"); Fresenius USA Marketing, Inc., Fresenius USA Manufacturing, Inc., and SRC Holding Company, Inc., ("SRC"), all Delaware corporations and Fresenius USA, Inc., a Massachusetts corporation.

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

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at March 31, 2001 and 2000 and for the three month interim periods then ended are unaudited and should be read in conjunction with the audited, consolidated financial statements in the Company's 2000 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2001.

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                          2001            2000
                                                         ------          ------

The weighted average number of shares of
  Common Stock were as follows ................          90,000          90,000
                                                         ======          ======

Net income used in the computation of earnings per share is as follows:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ---------------------------
                                                                 2001               2000
                                                               --------           --------

CONSOLIDATED

Net income ..........................................          $ 23,150           $ 23,094

Dividends paid on preferred stocks ..................              (130)              (130)
                                                               --------           --------

Income used in per share computation of earnings.....          $ 23,020           $ 22,964
                                                               ========           ========

Basic and fully dilutive earnings per share .........          $   0.26           $   0.26
                                                               ========           ========

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and the related amendments of SFAS No. 138. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

     The Company is exposed to market risk due to changes in interest rates and foreign currencies. The Company uses derivative financial instruments, including interest rate swaps and foreign exchange contracts, as part of its risk management strategy. These instruments are used as a means of hedging exposure to interest rate and foreign currency fluctuations in connection with debt obligations, forecasted raw material purchases and Euro denominated mandatorily redeemable preferred stock.

     The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax losses of $28 million ($47 million pretax), were deferred in other comprehensive income during the quarter. Interest payable and interest receivable under the swap terms are accrued and recorded as an adjustment to interest expense at each reporting date. Ineffective amounts had no material impact on earnings for the three months ended March 31, 2001.

     The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases. After tax losses of $0.2 million ($0.3 million pretax), were deferred in other comprehensive income during the quarter and will be reclassified into cost of sales in the period during which the hedged transaction affects earnings. All deferred amounts will be reclassified into earnings within the next twelve months. Ineffective amounts had no impact on earnings for the three months ended March 31, 2001.

     The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. Ineffective amounts had no material impact on earnings for the three months ended March 31, 2001.

     Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings.

     FMC-AG ACQUISITION

     On January 8, 2001, FMC acquired Everest Healthcare Services Corporation (now known as Everest Healthcare Holdings, Inc. "Everest") through a merger of Everest into a subsidiary of FMC at a purchase price of $343 million, which included assumed debt and the issuance of 2.25 million FMC preference shares. Everest owns, operates or manages approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the United States. Everest also operates extracorporal blood services and acute dialysis businesses that provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. The Company has entered into agreements with Everest where it provides certain management services on behalf of FMC.

     The Company sells dialysis products and provides laboratory services to Everest. Net revenues for sales to Everest were approximately $5.5 million for the three months ended March 31, 2001. In addition, the Company provides financing to Everest. At March 31, 2001, the Company has trade accounts receivable of $1.7 million and a net loan receivable of $226.7 million. The net loan receivable is recorded in the current portion of borrowings from affiliates.

     NEW PRONOUNCEMENTS

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

NOTE 2. INVENTORIES

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2001              2000
                                                                           ---------       ------------
   Inventories:
     Raw materials ..............................................          $ 42,853          $ 44,787
     Manufactured goods in process ..............................             9,808            10,516
     Manufactured and purchased inventory available for sale.....            88,541            80,520
                                                                           --------          --------
                                                                            141,202           135,823
      Health care supplies ......................................            55,827            55,876
                                                                           --------          --------
          Total .................................................          $197,029          $191,699
                                                                           ========          ========

NOTE 3. DEBT

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2001              2000
                                                                           ---------       ------------
   Long-term debt to outside parties consists of:

   NMC Credit Facility ..........................................          $775,400          $732,500
   Note payable for settlement ..................................            51,186            85,920
   Other ........................................................             7,066             7,120
                                                                           --------          --------
                                                                            833,652           825,540
   Less amounts classified as current ...........................           202,239           237,014
                                                                           --------          --------
                                                                           $631,413          $588,526
                                                                           ========          ========

     Borrowings/(receivables) from affiliates consists of:

                                                                            MARCH 31,            DECEMBER 31,
                                                                              2001                   2000
                                                                           -----------           ------------
   Fresenius Medical Care AG borrowings primarily at interest
      rates approximating 7.75% .................................            $ 235,132             $  18,850
   Fresenius AG borrowing at interest rates approximating 7.34
       - 7.38% ..................................................              209,000               209,000
   Fresenius Medical Care Trust Finance S.a.r.l. borrowings at
      interest rates of 8.43% and 9.25% .........................              786,524               786,524
   Franconia Acquisition, LLC at interest rates approximating
       6.87% ....................................................              113,121               113,121
   Everest Healthcare Holdings, Inc. ............................             (226,707)                   --
   Other ........................................................                1,013                 1,013
                                                                             ---------             ---------
                                                                             1,118,083             1,128,508
   Less amounts classified as current ...........................              331,218               341,643
                                                                             ---------             ---------
   Total ........................................................            $ 786,865             $ 786,865
                                                                             =========             =========

NOTE 4. MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

     The Redeemable Preferred Securities will be sold to the Company in two years for an amount equal to Euros 341,385 plus any accrued and unpaid dividends. Accordingly, the mandatorily redeemable preferred securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

     The holders of the Redeemable Preferred Securities have the same participation rights of the holders of all other classes of capital stock of the subsidiary.

NOTE 5. SETTLEMENT OF INVESTIGATION WITH THE U.S. GOVERNMENT

     During the quarter, the Company made payments to the U.S. Government of $35.4 million, pursuant to the January 2000 settlement agreement with the U.S. Government. The final two installments of $27.8 million including interest will be paid in April and July 2001.

     In addition, the Company received a the final payment of $5.2 million in February 2001, from the U.S. Government, related to the Company's claims for outstanding Medicare receivables.

NOTE 6. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     COMMERCIAL LITIGATION

     In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York. The lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. The amended complaint seeks unspecified damages and costs. Other insurance companies have filed similar claims seeking unspecified damages and costs. The Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend all lawsuits. Other private payors have contacted the Company and may assert that NMC received excess payment and, similarly, may join the lawsuits or file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and result of operations.

     The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments.

     On September 28, 2000, Mesquita, et al. v. W.R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W. R. Grace & Co.-Conn ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company (described in greater detail in "Indemnification by W.R. Grace & Co." below) was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W. R. Grace & Company, et al.) and an additional class action were filed subsequently with substantially similar allegations. These cases have been stayed in connection with

Grace's Chapter 11 bankruptcy proceedings. The Company has requested indemnification from Grace Chemicals pursuant to the Merger agreements. If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity, from W.R. Grace & Co. or its affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received proceeds from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No.95-0860 (WBB)) seeking to preclude the Health Care Financing Administration from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude the Health Care Financing Administration from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that the Health Care Financing Administration's retroactive application of the April 1995 rule was legally invalid. The Health Care Financing Administration cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding the Health Care Financing Administration's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined the Health Care Financing Administration from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on the Health Care Financing Administration's motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgment requesting that the Court declare the Health Care Financing Administration's prospective application of the April 1995 rule invalid and permanently enjoin Health Care Financing Administration from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Health Care Financing Administration elected not to appeal the Court's June 1995 and January 1998 orders. The Health Care Financing Administration may, however, appeal all rulings at the conclusion of the litigation. If the Health Care Financing Administration should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under the Health Care Financing Administration's original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     INDEMNIFICATION BY W. R. GRACE & CO.

     The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co. and Fresenius AG.

     At the time of the Merger, a W.R. Grace & Co. subsidiary known as W.R. Grace & Co.-Conn. had, and continues to have, significant liabilities arising out of product-liability related litigation, pre-merger tax claims and other claims unrelated to NMC, which was Grace's dialysis business prior to the Merger. In connection with the Merger, W.R. Grace & Co.-Conn. agreed to indemnify the Company and NMC against all liabilities of W.R. Grace & Co., whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC's operations. Proceedings have been brought against W.R. Grace & Co. and the Company by plaintiffs claiming to be creditors of W.R. Grace & Co.-Conn., principally alleging that the Merger was a fraudulent conveyance, violated the uniform fraudulent transfer act, and constituted a conspiracy. See "Legal Proceedings" above. In addition, the Merger was consummated as a tax free reorganization. Pre-merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger could be the obligation of the Company. Subject to certain representations made by W.R. Grace & Co.-Conn., the Company and Fresenius AG, W.R. Grace & Co.-Conn. also agreed to indemnify the Company against any such tax liability. W.R. Grace & Co.-Conn. and certain of its subsidiaries have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the Merger is determined to be a fraudulent transfer and if material damages are proved by the plaintiffs, or if the Merger is determined to be a taxable transaction, or if W.R. Grace & Co. is unable to satisfy its merger related or pre-merger tax obligations, and if the Company is not able to collect on the indemnities from W.R. Grace & Co. as a result of the bankruptcy proceedings or otherwise, and if the Company is not able to collect on the indemnities from any affiliates or former affiliates of W.R. Grace & Co. or their insurers, and if the Company is not able to collect against any party that may have received proceeds from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 7. INDUSTRY SEGMENTS INFORMATION

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

The table below provides information for the three months ended March 31, 2001 and 2000 pertaining to the Company's two industry segments.

                                                                                             LESS
                                                    DIALYSIS            DIALYSIS          INTERSEGMENT
                                                    SERVICES            PRODUCTS             SALES               TOTAL
                                                   ----------          ----------         ------------         ----------

NET REVENUES FOR THREE MONTHS ENDED
3/31/01                                            $  692,471            $178,679             $66,009          $  805,141
3/31/00                                            $  630,002            $174,942             $59,829          $  745,115

OPERATING EARNINGS FOR THREE MONTHS ENDED
3/31/01                                                98,975              30,487                  --             129,462
3/31/00                                                99,101              26,252                  --             125,353

ASSETS AT
3/31/2001                                           2,233,373             653,571                  --           2,886,944
12/31/2000                                          2,176,055             644,853                  --           2,820,908

     Total assets of $4,604,064 is comprised of total assets for reportable segments, $2,886,944; intangible assets not allocated to segments, $1,916,562; accounts receivable financing agreement ($439,700); and other corporate assets, $240,258.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                    THREE MONTHS ENDED
                  SEGMENT RECONCILIATION                                 MARCH 31,
                  ----------------------                       -----------------------------
                                                                 2001                 2000
                                                               ---------           ---------
INCOME BEFORE INCOME TAXES:
     Total operating earnings for reportable segments           $129,462            $125,353
     Corporate G&A                                               (32,872)            (25,798)
     Research and development expense                             (1,084)             (1,197)
     Net interest expense                                        (51,050)            (53,303)
                                                                --------            --------

 Income Before Income Taxes                                     $ 44,456            $ 45,055
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

     This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of the Company, government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, the realization of anticipated tax deductions, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this Item 2 and in the Company's reports filed from time to time with the Security Exchange Commission, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

RESULTS OF OPERATIONS

     The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services.

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                            ---------------------
                                            (DOLLARS IN MILLIONS)
                                            2001            2000
                                            -----           -----
NET REVENUES
    Dialysis Services ............           $692            $630
    Dialysis Products ............            179             175
    Intercompany Eliminations.....            (66)            (60)
                                             ----            ----
Total Net Revenues ...............           $805            $745
                                             ====            ====

Operating Earnings:
    Dialysis Services ............           $ 99            $ 99
    Dialysis Products ............             30              26
                                             ----            ----
Total Operating Earnings .........            129             125
                                             ----            ----

Other Expenses:
    General Corporate ............           $ 33            $ 26
    Research & Development .......              1               1
    Interest Expense, Net ........             51              53
                                             ----            ----
Total Other Expenses .............             85              80
                                             ----            ----

Earnings Before Income Taxes .....             44              45
Provision for Income Taxes .......             21              22
                                             ----            ----
Net Income .......................           $ 23            $ 23
                                             ====            ====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Net revenues for the first three months of 2001 increased by 8% ($60 million) over the comparable period in 2000. Net earnings for the first three months of 2001 remained unchanged over the comparable period in 2000 as a result of increased operating earnings and decreased interest expense offset by increased general corporate expenses.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the first three months of 2001 increased by 10% ($62 million) over the comparable period in 2000, primarily as a result of an 8% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, and increased laboratory testing revenues due to patient volume. The treatment increase was a result of base business growth and the impact of 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

     Dialysis Services operating earnings for the first three months of 2001 remained unchanged over the comparable period of 2000 as the revenue increases were entirely offset by increased operating expenses primarily related to higher personnel costs, increases in the provision for doubtful accounts, and increases to other operating expenses.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the first three months of 2001 increased by 2% ($4 million) over the comparable period of 2000. This is primarily due to increased sales of dialyzers and other hemo disposable products, partially offset by decreased sales of machines and peritoneal products.

     Dialysis Products operating earnings for the first three months of 2001 increased by 15% ($4 million) over the comparable period of 2000. This is a result of an improvement in gross margin and decreased freight and distribution expenses.

     OTHER EXPENSES

     The Company's other expenses for the first three months of 2000 increased by 6% ($5 million) over the comparable period of 2000. General corporate expenses increased by $7 million due to a charge of approximately $9 million to fair value foreign exchange contracts, partially offset by reduced corporate spending. Interest expense was favorable by $2 million primarily due to the change in the mix of debt instruments during the first quarter 2001 versus the first quarter 2000.

     INCOME TAX RATE

     The effective tax rate from operations for the first three months of 2001 (47.9%) is lower than the rate for the comparable period of 2000 (48.7%), due to expected higher earnings in relation to the amount of non-deductible merger goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements in 2001, and 2000, including acquisitions and capital expenditures have historically been funded by cash generated from operations, additional net intercompany borrowings and net increases in the receivable financing facility.

     Cash from operations decreased by $12 million from $61 million for the three months ended Mach 31, 2000 to $49 million for the three months ended Mach 31, 2001. This decrease is primarily related to decreases in deferred income taxes partially offset by increased addbacks for non cash expenses and net increases in operating assets and liabilities of $3 million.

     The movement in operating assets and liabilities includes the collection of $5 million related to IDPN receivables. Increases in accounts receivable of $50 million in the three month period 2001 are primarily due to the impact of acquisitions in 2001 and 2000, as well as slower payment patterns from third parties, specifically non governmental payors. Increases in accounts payable are primarily due to the timing of disbursements.

Cash on hand was $33 million at March 31, 2001 and December 31, 2000.

     Net cash flows used in investing activities of operations totaled $41 million in 2001 compared to $56 million in 2000. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Acquisitions totaled $5 million and $36 million in 2001 and 2000, respectively, net of cash acquired. Capital expenditures of $35 million and $20 million were made for internal expansion, improvements, new furnishings and equipment in 2001 and 2000, respectively.

     Net cash flows used in financing activities of operations totaled $8 million in 2001 compared to $2 million in 2000. During the first three months of 2001, the Company made payments to the U.S. Government totaling $35 million for the Settlement. In addition, debt and capital lease obligations increased by $43 million, primarily due to an increase on the Company's credit facility of $43 million.

IMPACT OF INFLATION

     A substantial portion of the Company's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. Non-governmental payors also are exerting downward pressure on reimbursement levels. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect the Company's business and results of operations. Amgen Inc. has announced a 3.9% increase in its wholesaler acquisition price for Epogen effective May 9, 2001. The Company's purchase contract with Amgen contains pricing protection such that its purchase price for Epogen will be unaffected by such increase through December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks due to changes in interest rates and foreign currency rates. The Company uses derivative financial instruments, including interest rate swaps and foreign exchange contracts, as part of its market risk management strategy. These instruments are used as a means of hedging exposure to interest rate and foreign currency fluctuations in connection with debt obligations and purchase commitments. Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings.

     Hedge accounting is applied if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge. Additionally, changes in the value of the derivative must result in payoffs that are highly correlated to the changes in value of the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis.

     The Company enters into foreign exchange contracts that are designated as, and effective as, hedges for the Euro denominated mandatorily redeemable preferred stock and for forecasted purchases of raw materials. Also, since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to synthetically change certain variable-rate debt obligations to fixed-rate obligations, as well as options to mitigate the impact of interest rate fluctuations.

     Gains and losses on foreign exchange contracts accounted for as cash flow hedges are deferred in comprehensive income. The deferred gains and losses are recognized as adjustments to cost of sales when the future sales are recognized. Interest rate swap payments and receipts are recorded as part of interest expense. Gains and losses from interest rate swaps are deferred in other comprehensive income and will be reclassed into interest expense over the period during which the hedge variable interest rate payments are recognized. Cash flows from derivatives are recognized in the consolidated statement of cash flows in the same category as the item being hedged.

     At March 31, 2001, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is approximately ($47.0 million) and the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is valued at approximately $10.6 million. The Company had outstanding contracts covering the purchase of 488 million Euros ("EUR") at an average contract price of $0.9114 per EUR, for delivery between April 2001 and November 2003.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Commercial Litigation

     In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York. The lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. The amended complaint seeks unspecified damages and costs. Other insurance companies have filed similar clams seeking unspecified damages and costs. The Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend all lawsuits. Other private payors have contacted the Company and may assert that NMC received excess payment and, similarly, may join the lawsuits or file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and result of operations.

     The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments.

     On September 28, 2000, Mesquita, et al. v. W.R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W.R. Grace & Co.-Conn. ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company (described in greater detail in Note 5 to the financial statements included in Part I infra) was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W.R. Grace & Company, et al.) and an additional class action were filed subsequently with substantially similar allegations. These cases have been stayed in connection with Grace's Chapter 11 bankruptcy proceedings. The Company has requested indemnification from Grace Chemicals pursuant to the Merger agreements. If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity from W.R. Grace & Co. or its affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received proceeds from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

     OBRA 93

     The Omnibus Budget Reconciliation Act of 1933 affected the payment of benefits under Medicare and employer health plans for dual-eligible ESRD patients. In July 1994, the Health Care Financing Administration issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by that act would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, patients' employer health plans were responsible for payment, which was generally at rates higher than those provided under Medicare.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No. 95-0860 (WBB)) seeking to preclude the Health Care Financing Administration from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude the Health Care Financing Administration from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that the Health Care Financing Administration's retroactive application of the April 1995 rule was legally invalid. The Health Care Financing Administration cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding the Health Care Financing Administration's retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined the Health Care Financing Administration from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on the Health Care Financing Administration's motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgment requesting that the Court declare the Health Care Financing Administration's prospective application of the April 1995 rule invalid and permanently enjoin Health Care Financing Administration from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. The Health Care Financing Administration elected not to appeal the Court's June 1995 and January 1998 orders. The Health Care Financing Administration may, however, appeal all rulings at the conclusion of the litigation. If the Health Care Financing Administration should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from the employer health plans for services provided after August 10, 1993 under the Health Care Financing Administration's original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected.

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

Exhibit 10.3*  Product Purchase Agreement effective January 1, 2001 between Amgen, Inc. and National Medical Care, Inc. and
               Everest Healthcare Services Corporation (filed herewith).

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

Exhibit 10.8   Amended and Restated Transfer and Administration Agreement dated as October 26, 2000 among Compass US
               Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the
               Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent  (incorporated herein by reference to the Form 10-K of
               Registrant filed with Commission on April 2, 2001).

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

Exhibit 10.11  Separation Agreement dated January 31, 2001 by and between Roger G. Stoll and Fresenius Medical Care Holdings,
               Inc. (filed herewith).

Exhibit 10.12  Loan Agreement dated January 31, 2001 by and between Roger G. Stoll and Fresenius Medical Care Holdings, Inc.
               (filed herewith).

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

Exhibit 10.16  Employment Agreement dated March 15, 2000 by and between Robert "Rice" M. Powell, Jr. and National Medical
               Care, Inc. (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.17  Employment Agreement dated June 1, 2000 by and between John F. Markus and National Medical Care, Inc.
               (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.18  Employment Agreement dated January 1, 2001 by and between E. Craig Dawson and National Medical Care, Inc.
               (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.19  Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and certain Subsidiaries with
               Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on
               November 22, 1999).

Exhibit 11     Statement re: Computation of Per Share Earnings.


(b)  Reports on Form 8-K

     The Company filed no current reports on Form 8-K during the quarter for which this report is filed.

* Confidential treatment has been requested as to certain portions of this Exhibit

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Fresenius Medical Care Holdings, Inc.


DATE: May 15, 2001                    /s/ Ben J. Lipps
      ------------                    ------------------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: May 15, 2001                    /s/ Jerry A. Schneider
      ------------                    ------------------------------------------
                                      NAME: Jerry Schneider
                                      TITLE: Chief Financial Officer