Form 10-Q
period 2001-06-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2001-08-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720

                     FRESENIUS MEDICAL CARE HOLDINGS, INC.
                     -------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                                   13-3461988
                   --------                                   ----------
(State or Other Jurisdiction of Incorporation)         (I.R.S. Employer ID No.)

    95 HAYDEN AVENUE, LEXINGTON, MA                             02420
    -------------------------------                             -----
(Address of Principal Executive Office)                       (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 781-402-9000


             ------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

  ITEM 1:  FINANCIAL STATEMENTS                                                     PAGE

           Unaudited Consolidated Statements of Operations............................4
           Unaudited Consolidated Statements of Comprehensive Income..................5
           Unaudited Consolidated Balance Sheets......................................6
           Unaudited Consolidated Statements of Cash Flows............................7
           Notes to Unaudited Consolidated Interim Financial Statements...............9

  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................................18

  ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...............................................................22


PART II:   OTHER INFORMATION

  ITEM 1:  Legal Proceedings.........................................................23
  ITEM 4:  Submission of Matters to a Vote of Security Holders.......................25
  ITEM 5:  Other Information.........................................................25
  ITEM 6:  Exhibits and Reports on Form 8-K..........................................26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                            ----------------------------       -------------------------------
                                                                2001             2000              2001                2000
                                                            -----------      -----------       -----------         -----------
NET REVENUES
   Health care services................................     $   711,887      $   644,593       $ 1,400,288         $ 1,270,670
   Medical supplies....................................         131,402          116,131           248,142             235,169
                                                            -----------      -----------       -----------         -----------
                                                                843,289          760,724         1,648,430           1,505,839
                                                            -----------      -----------       -----------         -----------
EXPENSES
   Cost of health care services........................         492,888          428,246           969,285             848,649
   Cost of medical supplies............................          89,761           84,248           173,982             170,703
   General and administrative expenses.................          75,306           69,850           150,394             141,437
   Provision for doubtful accounts.....................          16,973           14,928            33,308              27,307
   Depreciation and amortization.......................          57,206           55,420           113,716             110,156
   Research and development............................           1,163            1,001             2,247               2,198
   Interest expense, net and related financing costs
      including $26,953 and $28,821 for the three months
      and $53,717 and $53,985 for the six  months ended,
      respectively, of interest with affiliates                  51,164           56,935           102,214             110,238
                                                            -----------      -----------       -----------         -----------
                                                                784,461          710,628         1,545,146           1,410,688
                                                            -----------      -----------       -----------         -----------

INCOME BEFORE INCOME TAXES ............................          58,828           50,096           103,284              95,151
PROVISION FOR INCOME TAXES.............................          28,165           24,927            49,471              46,888
                                                            -----------      -----------       -----------         -----------
NET INCOME ............................................     $    30,663      $    25,169       $    53,813         $    48,263
                                                            ===========      ===========       ===========         ===========

Basic and fully dilutive net income per share..........     $      0.34      $      0.28       $      0.60         $      0.53














     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                  --------------------------         --------------------------
                                                    2001             2000              2001             2000
                                                  --------         ---------         --------         ---------
 NET INCOME.......................................$ 30,663         $  25,169         $ 53,813         $  48,263

 Other comprehensive income
    Foreign currency translation adjustments......     292                21             (116)              141
    Derivative instruments........................   4,144                --          (23,895)               --
                                                  --------         ---------         ---------        ---------
    Total other comprehensive income..............   4,436                21          (24,011)              141
                                                  --------         ---------         ---------        ---------
 COMPREHENSIVE INCOME.............................$ 35,099         $  25,190         $ 29,802         $  48,404
                                                  --------         ---------         --------         ---------










    See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      JUNE 30,         DECEMBER 31,
                                                                        2001              2000
                                                                     ----------        ------------
  ASSETS                                                             (UNAUDITED)
  ------
  Current Assets:
     Cash and cash equivalents ...................................   $    49,380       $    33,327
     Accounts receivable, less allowances of $78,847 and
       $80,466 ...................................................       351,427           318,391
     Inventories .................................................       205,189           191,699
     Deferred income taxes .......................................        97,164           123,190
     Other current assets ........................................       168,944           139,082
     Accounts receivable from affiliates .........................         7,267                --
     IDPN accounts receivable ....................................            --             5,189
                                                                     -----------       -----------
        Total Current Assets .....................................       879,371           810,878
                                                                     -----------       -----------
  Properties and equipment, net ..................................       473,742           456,936
                                                                     -----------       -----------
  Other Assets:
     Excess of cost over the fair value of net assets
        acquired and other intangible assets, net of
        accumulated amortization of $636,061 and $564,880 ........     3,167,357         3,222,044
     Other assets and deferred charges ...........................        48,405            63,500
                                                                     -----------       -----------
  Total Other Assets .............................................     3,215,762         3,285,544
                                                                     -----------       -----------
  Total Assets ...................................................   $ 4,568,875       $ 4,553,358
                                                                     ===========       ===========

  LIABILITIES AND EQUITY
  ----------------------

  Current Liabilities:
     Note payable for settlement of investigation ................            --            85,920
     Current portion of long-term debt and capitalized
        lease obligations ........................................       150,251           151,268
     Current portion of borrowing from affiliates ................       173,209           341,643
     Accounts payable ............................................       131,165           139,754
     Accrued liabilities .........................................       232,869           228,025
     Accounts payable to affiliates ..............................            --             6,317
     Accrued income taxes ........................................        35,094            11,525
                                                                     -----------       -----------
        Total Current Liabilities ................................       722,588           964,452

  Long-term debt .................................................       415,300           588,526
  Non-current borrowings from affiliates .........................     1,064,078           786,865
  Capitalized lease obligations ..................................           808               911
  Deferred income taxes ..........................................       101,832           122,946
  Other liabilities ..............................................       127,150            58,188
                                                                     -----------       -----------
     Total Liabilities ...........................................     2,431,756         2,521,888
                                                                     -----------       -----------

  Mandatorily Redeemable Preferred Securities ....................       381,607           305,500
                                                                     -----------       -----------
  Equity:
     Preferred stock, $100 par value .............................         7,412             7,412
     Preferred stock, $.10 par value .............................         8,906             8,906
     Common stock, $1 par value; 300,000,000 shares
     authorized; outstanding 90,000,000 ..........................        90,000            90,000
  Paid in capital ................................................     1,942,387         1,942,387
  Retained deficit ...............................................      (269,420)         (322,973)
  Accumulated comprehensive income (loss) ........................       (23,773)              238
                                                                     -----------       -----------
     Total Equity ................................................     1,755,512         1,725,970
                                                                     -----------       -----------
  Total Liabilities and Equity ...................................   $ 4,568,875       $ 4,553,358
                                                                     ===========       ===========


   See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         --------------------------
                                                                            2001            2000
                                                                         ----------      ----------
Cash Flows from Operating Activities:
   Net Income .....................................................      $  53,813       $  48,263
   Adjustments to reconcile net earnings to net cash from
    operating activities:
      Depreciation and amortization ...............................        113,716         110,156
      Provision for doubtful accounts .............................         33,308          27,307
      Deferred income taxes .......................................         21,241          31,706
      Loss on disposal of properties and equipment ................            465             135

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
   Increase in accounts receivable ................................        (75,572)        (94,092)
   Increase in inventories ........................................        (13,464)         (4,166)
   Increase in other current assets ...............................        (29,836)         (8,047)
   Decrease in IDPN accounts receivable ...........................          5,189          43,584
   Decrease in other assets and deferred charges ..................         21,337           4,215
   Decrease in accounts payable ...................................         (9,502)        (23,024)
   Increase in accrued income taxes ...............................         23,569           8,986
   Increase (decrease) in accrued liabilities .....................          4,842         (40,072)
   Increase in other long-term liabilities ........................          6,745           4,005
   Net changes due to/from affiliates .............................        (13,584)          1,680
   Other, net .....................................................         (3,114)             29
                                                                         ---------       ---------
Net cash provided by operating activities .........................        139,153         110,665
                                                                         ---------       ---------

Cash Flows from Investing Activities:
   Capital expenditures ...........................................        (58,260)        (45,421)
   Payments for acquisitions, net of cash acquired ................        (12,986)        (82,405)
   Increase in other investments ..................................         (7,246)             --
                                                                         ---------       ---------
Net cash used in investing activities .............................        (78,492)       (127,826)
                                                                         ---------       ---------

Cash flows from Financing Activities:
   Payments on settlement of investigation ........................        (85,920)       (319,253)
   Net increase in borrowings from affiliates .....................        108,778         146,727
   Cash dividends paid ............................................           (260)           (260)
   Proceeds from receivable financing facility ....................          9,700          17,800
   Proceeds from mandatorily redeemable preferred securities ......         97,500              --
   Net increase (decrease) on debt and capitalized leases .........       (174,346)        175,009
                                                                         ---------       ---------
Net cash (used in)/provided by financing activities ...............        (44,548)         20,023
                                                                         ---------       ---------
Effects of changes in foreign exchange rates ......................            (60)            137
                                                                         ---------       ---------
Change in cash and cash equivalents ...............................         16,053           2,999
                                                                         ---------       ---------
Cash and cash equivalents at beginning of period ..................         33,327          12,563
                                                                         ---------       ---------
Cash and cash equivalents at end of period ........................      $  49,380       $  15,562
                                                                         =========       =========





     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           ----------------------
                                                                             2001          2000
                                                                           --------      --------
  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest ....................................................      $100,070      $106,400
        Income taxes paid, net ......................................         5,704         6,736

  Details for Acquisitions:
     Assets acquired ................................................        13,901        82,405
     Liabilities assumed ............................................           915          --
                                                                           --------      --------
     Net cash paid for acquisitions .................................      $ 12,986      $ 82,405
                                                                           ========      ========










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

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and those financial statements where the Company controls professional corporations in accordance with Emerging Issues Task Force Issue 97-2.

     The Company is primarily engaged in (i) providing kidney dialysis services, and clinical laboratory testing, and (ii) manufacturing and distributing products and equipment for dialysis treatment.

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at June 30, 2001 and 2000 and for the three and six month periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 2000 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations and cash flows for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations and cash flows for the fiscal year ending December 31, 2001.

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

                                                  THREE  MONTHS  ENDED          SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                  --------------------        --------------------
                                                   2001          2000          2001          2000
                                                  ------        ------        ------        ------
  The weighted average number of shares of
    Common Stock were as follows .........        90,000        90,000        90,000        90,000
                                                  ======        ======        ======        ======

Income used in the computation of earnings per share were as follows:

                                                             THREE  MONTHS  ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                          -------------------------         -------------------------
                                                            2001             2000             2001             2000
                                                          --------         --------         --------         --------
  CONSOLIDATED

  Net income .....................................        $ 30,663         $ 25,169         $ 53,813         $ 48,263

  Dividends paid on preferred stock ..............            (130)            (130)            (260)            (260)
                                                          --------         --------         --------         --------
  Income used in per share computation of earnings        $ 30,533         $ 25,039         $ 53,553         $ 48,003
                                                          ========         ========         ========         ========
  Basic and fully dilutive earnings per share ....        $   0.34         $   0.28         $   0.60         $   0.53
                                                          ========         ========         ========         ========


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

     The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax gains of $4 million ($6 million pretax) for the three months ended June 30, 2001 and after taxes losses of $24 million ($41 million pretax) for the six months ended June 30, 2001, were deferred in other comprehensive income during the quarter. Interest payable and interest receivable under the swap terms are accrued and recorded as an adjustment to interest expense at each reporting date.

     The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases. After tax losses of $0.3 million ($0.6 million pretax) for the three month ended June 30, 2001 and after tax losses of $0.1 million ($0.3 million pretax) for the six months ended June 30, 2001, were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

     The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. Ineffective amounts had no material impact on earnings for the three and six months ended June 30, 2001.

     Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings.

     FMC-AG ACQUISITION

     On January 8, 2001, FMC acquired Everest Healthcare Services Corporation (now known as Everest Healthcare Holdings, Inc., "Everest") through a merger of Everest into a subsidiary of FMC at a purchase price of $354 million, which included assumed debt and the issuance of 2.25 million FMC preference shares. Everest owns, operates or manages approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the United States. Everest also operates extracorporeal blood services and acute dialysis businesses that provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. The Company has entered into agreements with Everest where it provides certain management services on behalf of FMC.

     The Company sells dialysis products and provides laboratory services to Everest. Net revenues for sales to Everest were approximately $9.9 million for the three months and $15.4 million for the six months ended June 30, 2001. In addition, the Company provides financing to Everest. At June 30, 2001, the Company has trade and intercompany receivables of $78.8 million, intercompany interest of $8.3 million and a net loan receivable of $188.1 million. The intercompany receivable and the net loan receivable are recorded in the current portion of borrowings from affiliates.

     NEW PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces SFAS No. 125 and rescinds SFAS No. 127. SFAS No. 140 provides the accounting and reporting standards for securitizations and other transfers of financial assets and collateral. These standards are based on consistent application of a financial-components approach that focuses on control. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral for fiscal years ending after December 15, 2000. There is no impact for the adoption of SFAS No. 140.

     In July 2001,the FASB issued SFAS No.141, BUSINESS COMBINATIONS ("SFAS 141"), and SFAS No.142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30,2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

      SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require that the Company perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in its statement of operations.

     Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is currently not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 2.  INVENTORIES

                                                                   JUNE 30,      DECEMBER 31,
                                                                     2001           2000
                                                                  --------      ------------
  Inventories:
    Raw materials .........................................        $ 42,193        $ 44,787
    Manufactured goods in process .........................          11,132          10,516
    Manufactured and purchased inventory available for sale          89,866          80,520
                                                                   --------        --------
                                                                    143,191         135,823
     Health care supplies .................................          61,998          55,876
                                                                   --------        --------
         Total ............................................        $205,189        $191,699
                                                                   ========        ========


NOTE 3.  DEBT

                                                                          JUNE 30,      DECEMBER 31,
                                                                             2001          2000
                                                                          --------      ------------
  Notes payable and Long-term debt to outside parties consists of:
  NMC Credit Facility ............................................        $561,300        $732,500
  Note payable for settlement ....................................            --            85,920
  Other ..........................................................           4,062           7,120
                                                                          --------        --------
                                                                           565,362         825,540
  Less amounts classified as current..............................         150,062         237,014
                                                                          --------        --------
                                                                          $415,300        $588,526
                                                                          ========        ========

     Non current net borrowings from affiliates consists of:

                                                                      JUNE 30,          DECEMBER 31,
                                                                        2001                2000
                                                                    -----------         ------------
  Fresenius Medical Care AG non-current borrowings
      primarily at interest rates approximating 4.61% ......        $   179,971         $    18,850
  Fresenius AG non-current borrowing at interest rates
      approximating 4.48%...................................             67,500             209,000
  Fresenius Medical Care Trust Finance S.a.r.l. at interest
      rates of 4.6% and 9.25% ..............................          1,135,239             786,524
  Franconia Acquisition, LLC at interest rates approximating
      6.87% ................................................            113,121             113,121
  Everest Healthcare Holdings, Inc., net borrowings ........           (259,615)               --
  Other ....................................................              1,071               1,013
                                                                    -----------         -----------
                                                                      1,237,287           1,128,508
  Less amounts classified as current .......................            173,209             341,643
                                                                    -----------         -----------
  Total ....................................................        $ 1,064,078         $   786,865
                                                                    ===========         ===========

NOTE 4.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

     During the fourth quarter of 2000, a wholly-owned subsidiary of the Company issued to NMC 1,000 shares of Series A Preferred Stock and 1,700 shares of Series C Preferred Stock that were then transferred to FMC for proceeds of $113,500 and $192,000. These securities are identical in substance except that the Series A shares rank prior to the Series C shares both as to dividends and liquidation, dissolution or winding-up of the subsidiary.

     During the second quarter of 2001, a wholly-owned subsidiary of the Company issued to NMC 870 shares of Series D Preferred Stock (together with the Series A and C Preferred Stock, the "Redeemable Preferred Securities") that were then transferred to FMC for proceeds of $97,500.

     The Redeemable Preferred Securities have a par value of $.01 per share. The holders of the Redeemable Preferred Securities are entitled to receive dividends in amount of dollars per share equal to approximately 8% of the share issuance price. The dividends will be declared and paid in cash at least annually.

     Upon liquidation or dissolution or winding up of the issuer of the Redeemable Preferred Securities, the holders of the Redeemable Preferred Securities are entitled to an amount equal to the liquidation preference for each share of stock plus an amount equal to all accrued and unpaid dividends thereon through the date of distribution. The liquidation preference is the sum of the issuance price plus, for each year or portion thereof an amount equal to one-half of one percent of the issue price, not to exceed 5%.

     The Redeemable Preferred Securities will be sold to the Company in two years from the date of issuance for an amount equal to Euros 341,385 plus any accrued and unpaid dividends. Accordingly, the Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

     The holders of the Redeemable Preferred Securities have the same participation rights as the holders of all other classes of capital stock of the issuing subsidiary.

NOTE 5.  SETTLEMENT OF INVESTIGATION WITH THE U.S. GOVERNMENT

     During the three and six months ended June 30, 2001, the Company made final payments to the U.S. Government of $51.2 million and $85.9 million, respectively, pursuant to the January 2000 settlement agreement with the U.S. Government.

      In addition, the Company received a final payment of $5.2 million in the first quarter of 2001 from the U.S. Government, related to the Company's claims for outstanding Medicare receivables.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     COMMERCIAL LITIGATION

     In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York. The lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. The amended complaint seeks unspecified damages and costs. Other insurance companies have filed similar claims seeking unspecified damages and costs. The Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend all lawsuits. Other private payors have contacted the Company and may assert that NMC received excess payment and, similarly, may join the lawsuits or file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and result of operations. The Company intends to defend the claims vigorously.

     The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments.

     On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W. R. Grace & Co.-Conn ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company (described in greater detail in "Indemnification by W. R. Grace & Co." below) was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W. R. Grace & Company, et al.) and an additional class action were filed subsequently with substantially similar allegations; both cases have been subsequently stayed and transferred to the Delaware bankruptcy court in connection with Grace's Chapter 11 proceeding. The Company has requested indemnification from Grace Chemicals pursuant to the Merger agreements (see "Indemnification by W.R. Grace & Co."). If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity, from W.R. Grace & Co. or its affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received distributions from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

     OBRA 93

     The Omnibus Budget Reconciliation Act of 1993 affected the payment of benefits under Medicare and employer health plans for dual-eligible ESRD patients. In July 1994, the Centers for Medicare and Medicaid Services (CMS) (formerly known as the Health Care Financing Administration, or HCFA) issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by that act would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, patients' employer health plans were responsible for payment, which was generally at rates higher than those provided under Medicare.

     In April 1995, CMS issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. CMS further proposed that its new instruction be effective retroactive to August 1993, the effective date of the Omnibus Budget Reconciliation Act of 1993.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-

Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No.95-0860 (WBB)) seeking to preclude CMS from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude CMS from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that CMS' retroactive application of the April 1995 rule was legally invalid. CMS cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding CMS' retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined CMS from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on CMS' motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgment requesting that the Court declare CMS' prospective application of the April 1995 rule invalid and permanently enjoin CMS from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. CMS elected not to appeal the Court's June 1995 and January 1998 orders. CMS may, however, appeal all rulings at the conclusion of the litigation. If CMS should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under the CMS' original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     The Company operates a large number facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

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

     INDEMNIFICATION BY W. R. GRACE & CO.

     The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co. and Fresenius AG. At the time of the Merger, a W.R. Grace & Co. subsidiary known as W.R. Grace & Co.-Conn. had, and continues to have, significant potential liabilities arising out of product-liability related litigation, pre-merger tax claims and other claims unrelated to NMC, which was Grace's dialysis business prior to the Merger. In connection with the Merger, W.R. Grace & Co.-Conn. agreed to indemnify the Company and NMC against all liabilities of W.R. Grace & Co., whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC's operations. Proceedings have been brought against W.R. Grace & Co. and the Company by plaintiffs claiming to be creditors of W.R. Grace & Co.-Conn., principally alleging that the Merger was a fraudulent conveyance, violated the uniform fraudulent transfer act, and constituted a conspiracy. See "Legal Proceedings" above. In addition, the Merger was consummated as a tax-free reorganization. Pre-merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger could be the obligation of the Company. Subject to certain representations made by W.R. Grace & Co.-Conn., the Company and Fresenius AG, W.R. Grace & Co.-Conn. also agreed to indemnify the Company against any such tax liability. W.R. Grace & Co.-Conn. and certain of its subsidiaries have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the Merger is determined to be a fraudulent transfer and if material damages are proved by the plaintiffs, or if W.R. Grace & Co. is unable to satisfy its Merger related or pre-merger tax obligations, and if the Company is not able to collect on the indemnities from W. R. Grace & Co. as a result of the bankruptcy proceedings or otherwise, and if the Company is not able to collect on the indemnities from any affiliates or former affiliates of W.R. Grace & Co. or their insurers, and if the Company is not able to collect against any party that may have received distributions from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The table below provides information for the three and six months ended June 30, 2001 and 2000 pertaining to the Company's two industry segments.

                                                                                    LESS
                                              DIALYSIS          DIALYSIS        INTERSEGMENT
                                              SERVICES          PRODUCTS            SALES            TOTAL
                                             ----------        ----------       -------------      ----------
  NET REVENUES
  Three Months Ended          6/30/01        $  715,960        $  189,791        $   62,462        $  843,289
  Three Months Ended          6/30/00           648,325           178,415            66,016           760,724

  Six Months Ended            6/30/01        $1,408,431        $  368,470        $  128,471        $1,648,430
  Six Months Ended            6/30/00         1,278,327           353,357           125,845         1,505,839


  OPERATING EARNINGS
  Three Months Ended          6/30/01        $  107,544        $   36,325              --          $  143,869
  Three Months Ended          6/30/00           103,595            30,093              --             133,688

  Six Months Ended            6/30/01        $  206,519        $   66,812              --          $  273,331
  Six Months Ended            6/30/00           202,696            56,345              --             259,041

  TOTAL ASSETS                6/30/01        $2,251,701           655,380              --          $2,907,081
                             12/31/00         2,176,055           644,853              --           2,820,908

     Total assets of $4,568,875 is comprised of total assets for reportable segments, $2,907,081; intangible assets not allocated to segments, $1,898,480; receivable financing facility ($455,000); and other corporate assets $218,314.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                             -------------------------       -------------------------
                 SEGMENT RECONCILIATION                         2001            2000            2001            2000
                 ----------------------                      ---------       ---------       ---------       ---------
  INCOME BEFORE INCOME TAXES:

       Total operating earnings for reportable segments      $ 143,869       $ 133,688       $ 273,331       $ 259,041
       Corporate G&A ..................................        (32,714)        (25,656)        (65,586)        (51,454)
       Research and development expense ...............         (1,163)         (1,001)         (2,247)         (2,198)
       Net interest expense ...........................        (51,164)        (56,935)       (102,214)       (110,238)
                                                             ---------       ---------       ---------       ---------
       Income Before Income Taxes .....................      $  58,828       $  50,096       $ 103,284       $  95,151
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

     This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of the Company, government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, reimbursement, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, the realization of anticipated tax deductions, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this Item 2 and in the Company's reports filed from time to time with the Securities and Exchange Commission, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

RESULTS OF OPERATIONS

     The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services.

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                               JUNE 30,
                                                            --------------------------             ---------------------------
                                                               2001             2000                  2001             2000
                                                            ---------        ---------             ---------         ---------
       NET REVENUES
          Dialysis Services............................     $     716        $     648             $   1,408         $  1,278
          Dialysis Products............................           190              178                   368              353
          Intercompany Eliminations....................           (63)             (65)                 (128)            (125)
                                                            ---------        ---------             ---------         ---------
       Total Net Revenues..............................     $     843        $     761             $   1,648         $   1,506
                                                            =========        =========             =========         =========
       Operating Earnings:
          Dialysis Services............................     $     108        $     104             $     207         $     203
          Dialysis Products............................            36               30                    66                56
                                                            ---------        ---------             ---------         ---------
       Total Operating Earnings........................           144              134                   273               259
                                                            ---------        ---------             ---------         ---------
       Other Expenses:
          General Corporate............................     $      33        $      26             $      66         $      52
          Research & Development.......................             1                1                     2                 2
          Interest Expense, Net........................            51               57                   102               110
                                                            ---------        ---------             ---------         ---------
       Total Other Expenses............................            85               84                   170               164
                                                            ---------        ---------             ---------         ---------
       Earnings Before Income Taxes....................            59               50                   103                95
       Provision for Income Taxes......................            28               25                    49                47
                                                            ---------        ---------             ---------         ---------
       Net Income......................................     $      31        $      25             $      54         $      48
                                                            =========        =========             =========         =========

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Net revenues from operations for the second quarter of 2001 increased by 11% ($82 million) over the comparable period in 2000. Net income from operations for the second quarter of 2001 increased by 24% ($6 million) over the comparable period in 2000 as a result of increased operating earnings, and decreased interest expense partially offset by increased general corporate expenses.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the second quarter of 2001 increased by 10% ($68 million) over the comparable period in 2000, primarily as a result of a 9% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, higher revenues in other ancillary services, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

     Dialysis Services operating earnings for the second quarter of 2001 increased by 4% ($4 million) over the comparable period of 2000 primarily due to increases in treatment volume, the impact of increased Medicare reimbursement rates, higher revenues in other ancillary services, and increased earnings from laboratory testing, partially offset by higher personnel costs, increases in provisions for doubtful accounts and increases to other operating expenses.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the second quarter of 2001 increased by 7% ($12 million) over the comparable period of 2000. This is due to increased sales of machines and other hemo disposable products, partially offset by decreased sales of dialyzers.

     Dialysis Products operating earnings for the second quarter of 2001 increased by 20% ($6 million) over the comparable period of 2000. This is a result of an improvements in gross margin and decreased freight and distribution expenses.

     OTHER EXPENSES

     The Company's other expenses for the second quarter of 2001 decreased by 1% ($1 million) over the comparable period of 2000. General corporate expenses increased by $7 million due to a $5 million increase in employee benefits and a charge of approximately $3 million to form a natural hedge for currency exposures on intercompany obligations. Interest expense was favorable by $6 million primarily due to the change in the mix of debt instruments during the second quarter 2001 versus the second quarter of 2000.

     INCOME TAX RATE

     The effective tax rate for the second quarter of 2001 (47.9%) is lower than the rate for the comparable period of 2000 (49.8%) due to higher earnings in relation to the constant amount of non-deductible merger goodwill.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Net revenues from operations for the first six months of 2001 increased by 9% ($142 million) over the comparable period in 2000. Net income from operations for the first six months of 2001 increased by 13% ($6 million) over the comparable period in 2000 as a result of increased operating earnings and decreased interest expense partially offset by increased general corporate expenses.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the first six months of 2001 increased by 10% ($130 million) over the comparable period in 2000, primarily as a result of a 9% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, higher revenues in other ancillary services, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

     Dialysis Services operating earnings for the first six months of 2001 increased by 2% ($4 million) over the comparable period of 2000 primarily due to the increase in treatment volume, the impact of increased Medicare reimbursement rates, higher earnings in other ancillary services, and increased earnings from laboratory testing offset by higher personnel costs, increases in the provision for doubtful accounts, and increases in other operating expenses.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the first six months of 2001 increased by 4% ($15 million) over the comparable period of 2000. This is primarily due to increased sales of machines, dialyzers, and other hemo disposable products.

     Dialysis Products operating earnings for the first six months of 2001 increased by 18% ($10 million) over the comparable period of 2000. This is a result of an improvement in gross margin and decreased freight and distribution expenses.

     OTHER EXPENSES

     The Company's other expenses for the first six months of 2001 increased by 4% ($6 million) over the comparable period of 2000. General corporate expenses increased by $14 million primarily due to a charge of $12 million to form a natural hedge for currency exposures on intercompany obligations and increased employee benefits . Interest expense was favorable by $8 million primarily due to the change in the mix of debt instruments during the first six months of 2001 versus the first six months of 2000.

     INCOME TAX RATE

     The effective tax rate for the first six months of 2001 (47.9%) is lower than the rate for the comparable period of 2000 (49.3%) due to higher earnings in relation to the constant amount of non-deductible merger goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements in 2001, and 2000, including acquisitions and capital expenditures have historically been funded by cash generated from operations, additional net intercompany borrowings and net increases in the receivable financing facility.

     Cash from operations increased by $28 million from $111 million for the six months ended June 30, 2000 to $139 million for the six months ended June 30, 2001. This increase is primarily due to cash inflows from operating assets and liabilities of $22 million and increases in net income of $6 million.

     The movement in operating assets and liabilities includes the collection of $5 million related to IDPN receivables. Increases in accounts receivable of $75 million in the six month period 2001 are primarily due to the impact of acquisitions in 2001 and 2000, as well as increases in days sales outstanding resulting from slower payment patterns from third parties, specifically non governmental payors. Decreases in accounts payable are primarily due to the timing of disbursements. Cash on hand was $49 and $33 million at June 30, 2001 and December 31, 2000, respectively. In addition, The Company made equity investments totaling $7 million in 2001.

     Net cash flows used in investing activities of operations totaled $78 million in 2001 compared to $128 million in 2000. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Acquisitions totaled $13 million and $82 million in 2001 and 2000, respectively, net of cash acquired. Capital expenditures of $58 million and $45 million were made for internal expansion, improvements, new furnishings and equipment in 2001 and 2000, respectively.

     Net cash flows used in financing activities of operations totaled $45 million in 2001 compared to net cash flows provided by of $20 million in 2000. During the first six months of 2001, the Company made payments to the U.S. Government totaling $86 million pursuant to the January 2000 settlement agreement. In addition, debt and capital lease obligations decreased by $174 million, primarily due to the paydown of the Company's credit facility of $172 million. Proceeds from financing activities during the first six months included $97.5 million for the issuance of mandatorily redeemable preferred stock to an affiliated company and increased borrowings under a receivable financing facility of $9.7 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks due to changes in interest rates and foreign currency rates. The Company uses derivative financial instruments, including interest rate swaps and foreign exchange contracts, as part of its market risk management strategy. These instruments are used as a means of hedging exposure to interest rate and foreign currency fluctuations in connection with debt obligations and purchase commitments. Periodically, the Company enters into derivative instruments with related parties to form a natural hedge from currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings.

     Hedge accounting is applied if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge. Additionally, changes in the value of the derivative must result in payoffs that are highly correlated to the changes in value of the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis.

     The Company enters into foreign exchange contracts that are designated as, and effective as, hedges for the Euro denominated mandatorily redeemable preferred stock and for forecasted purchases of raw materials. Also, since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to effectively change certain variable-rate debt obligations to fixed-rate obligations to mitigate the impact of interest rate fluctuations.

     Gains and losses on foreign exchange contracts accounted for as cash flow hedges are deferred in comprehensive income. The deferred gains and losses are recognized as adjustments to cost of sales when the future sales are recognized. Interest rate swap payments and receipts are recorded as part of interest expense. Gains and losses from interest rate swaps are deferred in other comprehensive income and will be reclassed into interest expense over the period during which the hedged variable interest rate payments are recognized. Cash flows from derivatives are recognized in the consolidated statement of cash flows in the same category as the item being hedged.

     At June 30, 2001, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is approximately ($40.6 million) and the fair value of Company's foreign exchange contracts, which consisted entirely of forward agreements, is valued at approximately $26.2 million. The Company had outstanding contracts covering the purchase of $482 million Euros ("EUR") at an average contract price of $0.9115 per EUR, for delivery between April 2001 and November 2003.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     COMMERCIAL LITIGATION

     In 1997, the Company, NMC, and certain named NMC subsidiaries, were served with a civil complaint filed by Aetna Life Insurance Company in the U.S. District Court for the Southern District of New York. The lawsuit alleges inappropriate billing practices for nutritional therapy, diagnostic and clinical laboratory tests and misrepresentations. In April 1999, Aetna amended its complaint to include its affiliate, Aetna U.S. Healthcare, Inc., as an additional plaintiff, and to make certain other limited changes in its pleading. The amended complaint seeks unspecified damages and costs. Other insurance companies have filed similar claims seeking unspecified damages and costs. The Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend all lawsuits. Other private payors have contacted the Company and may assert that NMC received excess payment and, similarly, may join the lawsuits or file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and result of operations. The Company intends to defend the claims vigorously.

     The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments.

     On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W. R. Grace & Co.-Conn ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company (described in greater detail in Note 5 to the financial statements included in Part I infra) was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W. R. Grace & Company, et al.) and an additional class action were filed subsequently with substantially similar allegations; both cases have been subsequently stayed and transferred to the Delaware bankruptcy court in connection with Grace's Chapter 11 proceeding. The Company has requested indemnification from Grace Chemicals pursuant to the Merger agreements. If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity, from W.R. Grace & Co. or its affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received proceeds from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

     OBRA 93

     The Omnibus Budget Reconciliation Act of 1993 affected the payment of benefits under Medicare and employer health plans for dual-eligible ESRD patients. In July 1994, the Centers for Medicare and Medicaid Services (CMS) (formerly known as the Health Care Financing Administration, or HCFA) issued an instruction to Medicare claims processors to the effect that Medicare benefits for the patients affected by that act would be subject to a new 18-month "coordination of benefits" period. This instruction had a positive impact on NMC's dialysis revenues because, during the 18-month coordination of benefits period, patients' employer health plans were responsible for payment, which was generally at rates higher than those provided under Medicare.

     In April 1995, CMS issued a new instruction, reversing its original instruction in a manner that would substantially diminish the positive effect of the original instruction on NMC's dialysis business. CMS further proposed that its new instruction be effective retroactive to August 1993, the effective date of the Omnibus Budget Reconciliation Act of 1993.

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

     On May 5, 1995, NMC filed a complaint in the U.S. District Court for the District of Columbia (National Medical Care, Inc. and Bio-Medical Applications of Colorado, Inc. d/b/a Northern Colorado Kidney Center v. Shalala, C.A. No.95-0860 (WBB)) seeking to preclude CMS from retroactively enforcing its April 24, 1995 implementation of the Omnibus Budget Reconciliation Act of 1993 provision relating to the coordination of benefits for dual eligible ESRD patients. On May 9, 1995, NMC moved for a preliminary injunction to preclude CMS from enforcing its new policy retroactively, that is, to billing for services provided between August 10, 1993 and April 23, 1995. On June 6, 1995, the court granted NMC's request for a preliminary injunction and in December of 1996, NMC moved for partial summary judgment seeking a declaration from the Court that CMS' retroactive application of the April 1995 rule was legally invalid. CMS cross-moved for summary judgment on the grounds that the April 1995 rule was validly applied prospectively. In January 1998, the court granted NMC's motion for partial summary judgment and entered a declaratory judgment in favor of NMC, holding CMS' retroactive application of the April 1995 rule legally invalid. Based on its finding, the Court also permanently enjoined CMS from enforcing and applying the April 1995 rule retroactively against NMC. The Court took no action on CMS' motion for summary judgment pending completion of the outstanding discovery. On October 5, 1998, NMC filed its own motion for summary judgment requesting that the Court declare CMS' prospective application of the April 1995 rule invalid and permanently enjoin CMS from prospectively enforcing and applying the April 1995 rule. The Court has not yet ruled on the parties' motions. CMS elected not to appeal the Court's June 1995 and January 1998 orders. CMS may, however, appeal all rulings at the conclusion of the litigation. If CMS should successfully appeal so that the revised interpretation would be applied retroactively, NMC may be required to refund the payment received from employer health plans for services provided after August 10, 1993 under CMS' original implementation, and to re-bill Medicare for the same services, which would result in a loss to NMC of approximately $120 million attributable to all periods prior to December 31, 1995. Also, in this event, the Company's business, financial condition and results of operations would be materially adversely affected.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) ANNUAL MEETING. The Company held its annual meeting of shareholders on May 25, 2001 (the "Meeting").

(b) ELECTION OF DIRECTORS. At the Meeting, the shareholders elected Ben J. Lipps, Jerry Schneider and John Markus to serve as directors until the next annual meeting of shareholders. Holders of shares representing 90,000,010 votes voted in favor of the election of Messrs. Lipps, Schneider and Markus to the Board of Directors. There were no votes against their election, no abstentions and no broker non-votes.

(c) ACTION BY WRITTEN CONSENT. A proposal to amend FMCH's Certificate of Incorporation to permit corporate action to be taken by the majority written consent of the Company's shareholders was presented and approved at the Meeting. The holders of shares representing 90,000,010 votes voted in favor of this proposal. There were no no-votes against the proposal, no abstentions and no broker non-votes.

ITEM 5:  OTHER INFORMATION

     Effective July 27, 2001, E. Craig Dawson, President of the Company's Spectra Renal Management Laboratory Services Division, resigned from his positions with the Company and its affiliates.

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

Exhibit 3.6 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. dated July 6, 2001 (authorizing action by majority written consent of the shareholders) (filed herewith).

Exhibit 3.7 Amended and Restated By-laws of Fresenius Medical Care Holdings, Inc. (incorporated herein by reference to the Form 10-Q of the Company filed with the Commission on August 14, 1997).

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

Exhibit 4.4 Amendment No. 3 dated June 13, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14,
               1997).

Exhibit 4.5 Amendment No. 4, dated August 26, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14, 1997).

Exhibit 4.6 Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.7 Form of Consent to Modification of Amendment No. 5 dated December 12, 1997 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.8 Amendment No. 6 dated effective September 30, 1998 to the Credit Agreement dated as of September 27, 1996, among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates, as Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.), as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, N.A., Dresdner Bank AG and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agents, as previously amended (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 4.9 Amendment No. 7 dated as of December 31, 1998 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors , the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A. G. and Bank of America, N.A. (formerly known as NationsBank, N.A.). as Managing Agents, (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 9, 1999).

Exhibit 4.10 Amendment No. 8 dated as of June 30, 1999 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as

               Managing Agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 30, 2000).

Exhibit 4.11 Amendment No. 9 dated as of December 15, 1999 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 30, 2000).

Exhibit 4.12 Amendment No. 10 dated as of September 21, 2000 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on November 11, 2000).

Exhibit 4.13 Amendment No. 11 dated as of May 31, 2001 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG (Registration No. 333-66558).

Exhibit 4.14 Amendment No. 12 dated as of June 30, 2001 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.) as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG (Registration No. 333-66558).

Exhibit 4.15 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14,
               1998).

Exhibit 4.16 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.17 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.18 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.19 Senior Subordinated Indenture dated as of June 6, 2001 among Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG (Registration No. 333-66558)).

Exhibit 4.20 Senior Subordinated Indenture dated as of June 15, 2001 among Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG (Registration No. 333-66558)).

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

Exhibit 10.3* Product Purchase Agreement effective January 1, 2001 between Amgen, Inc. and National Medical Care, Inc. and Everest Healthcare Services Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on May 15, 2001).

Exhibit 10.4 Primary Guarantee dated July 31, 1996 (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

Exhibit 10.5 Secondary Guarantee dated July 31, 1996 (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-09497) dated August 2, 1996 and the exhibits thereto).

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

Exhibit 10.11 Employment Agreement dated March 15, 2000 by and between Jerry A. Schneider and National Medical Care, Inc (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.12  Employment Agreement dated March 15, 2000 by and between Ronald
               J. Kuerbitz and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.13 Employment Agreement dated March 15, 2000 by and between J. Michael Lazarus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.14 Employment Agreement dated March 15, 2000 by and between Robert "Rice" M. Powell, Jr. and National Medical Care, Inc. (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.15 Employment Agreement dated June 1, 2000 by and between John F. Markus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

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

                                      Fresenius Medical Care Holdings, Inc.



DATE: August 14, 2001                 /s/ Ben J. Lipps
     ----------------                 ------------------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: August 14, 2001                 /s/ Jerry A. Schneider
     ----------------                 ------------------------------------------
                                      NAME: Jerry Schneider
                                      TITLE: Chief Financial Officer