Form 10-Q
period 2001-09-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2001-11-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720

                      FRESENIUS MEDICAL CARE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 New York                                    13-3461988
----------------------------------------------         ------------------------
(State or Other Jurisdiction of Incorporation)         (I.R.S. Employer ID No.)

        95 HAYDEN AVENUE, LEXINGTON, MA                        02420
----------------------------------------------         ------------------------
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

                                TABLE OF CONTENTS


                                                                            PAGE
PART I: FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS

            Unaudited Consolidated Statements of Operations..................  4
            Unaudited Consolidated Statements of Comprehensive Income........  5
            Unaudited Consolidated Balance Sheets............................  6
            Unaudited Consolidated Statements of Cash Flows..................  7
            Notes to Unaudited Consolidated Interim Financial Statements.....  9

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................. 18

   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK...................................................... 22


PART II: OTHER INFORMATION

   ITEM 1:  Legal Proceedings................................................ 23
   ITEM 6:  Exhibits and Reports on Form 8-K................................. 26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                         -------------------    -----------------------
                                                           2001       2000        2001          2000
                                                         --------   --------    ----------   ----------

NET REVENUES
   Health care services .............................    $794,908   $669,614    $2,328,721   $1,940,284
   Medical supplies .................................     121,600    125,080       359,855      360,249
                                                         --------   --------    ----------   ----------
                                                          916,508    794,694     2,688,576    2,300,533
                                                         --------   --------    ----------   ----------
EXPENSES
   Cost of health care services .....................     548,856    457,381     1,597,208    1,306,030
   Cost of medical supplies .........................      84,674     86,630       258,174      257,333
   General and administrative expenses ..............      68,769     67,066       240,444      208,503
   Provision for doubtful accounts ..................      28,859     17,301        65,981       44,608
   Depreciation and amortization ....................      63,355     55,576       187,819      165,732
   Research and development .........................       1,373      1,001         3,620        3,199
   Interest expense, net and related financing
     costs including $37,749 and $28,459 for the
     three months and $99,861 and $82,444 for the
     ninemonths ended, respectively, of interest
     with affiliates ................................      59,457     54,843       170,085      165,081
                                                         --------   --------    ----------   ----------
                                                          855,343    739,798     2,523,331    2,150,486
                                                         --------   --------    ----------   ----------
INCOME BEFORE  INCOME  TAXES ........................      61,165     54,896       165,245      150,047
PROVISION FOR INCOME TAXES ..........................      29,219     27,227        79,379       74,114
                                                         --------   --------    ----------   ----------
NET INCOME ..........................................    $ 31,946   $ 27,669    $   85,866   $   75,933
                                                         ========   ========    ==========   ==========
Basic and fully dilutive net income per share .......    $   0.35   $   0.31    $     0.95   $     0.84




















    See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  ------------------      ------------------
                                                    2001      2000          2001      2000
                                                  --------   -------      --------   -------

NET INCOME ....................................   $ 31,946   $27,669      $ 85,866   $75,933

Other comprehensive income
   Foreign currency translation adjustments
    gain (loss)................................        171      (115)           55        26
   Derivative instruments, net.................    (24,551)       --       (48,446)       --
                                                  --------   -------      --------   -------
   Total other comprehensive loss .............    (24,380)     (115)      (48,391)       26
                                                  --------   -------      --------   -------
COMPREHENSIVE INCOME ..........................   $  7,566   $27,554      $ 37,475   $75,959
                                                  --------   -------      --------   -------




























     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   2001               2000
                                                               -------------       -----------
                                                                (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents .............................      $    42,439       $    33,327
   Accounts receivable, less allowances of $99,408 and
     $80,466 .............................................          424,081           318,391
   Inventories ...........................................          221,991           191,699
   Deferred income taxes .................................           80,126           123,190
   Other current assets ..................................          163,184           139,082
   IDPN accounts receivable ..............................               --             5,189
                                                                -----------       -----------
      Total Current Assets ...............................          931,821           810,878
                                                                -----------       -----------
Properties and equipment, net ............................          511,757           456,936
                                                                -----------       -----------
Other Assets:
   Excess of cost over the fair value of net assets
      acquired and other intangible assets, net of
      accumulated amortization of $683,154 and $564,880 ..        3,421,383         3,222,044
   Other assets and deferred charges .....................           85,671            63,500
                                                                -----------       -----------
Total Other Assets .......................................        3,507,054         3,285,544
                                                                -----------       -----------
Total Assets .............................................      $ 4,950,632       $ 4,553,358
                                                                ===========       ===========
LIABILITIES AND EQUITY

Current Liabilities:
   Note payable for settlement of investigation ..........               --            85,920
   Current portion of long-term debt and capitalized
      lease obligations ..................................          152,976           151,268
   Current portion of borrowing from affiliates ..........          311,892           341,643
   Accounts payable ......................................          158,624           139,754
   Accrued liabilities ...................................          219,744           228,025
   Accounts payable to affiliates ........................           28,905             6,317
   Accrued income taxes ..................................           44,192            11,525
                                                                -----------       -----------
      Total Current Liabilities ..........................          916,333           964,452

Long-term debt ...........................................          343,100           588,526
Non-current borrowings from affiliates ...................        1,005,645           786,865
Capitalized lease obligations ............................            1,972               911
Deferred income taxes ....................................           80,128           122,946
Other liabilities ........................................          146,579            58,188
                                                                -----------       -----------
   Total Liabilities .....................................        2,493,757         2,521,888
                                                                -----------       -----------
Mandatorily Redeemable Preferred Securities ..............          691,193           305,500
                                                                -----------       -----------
Equity:
   Preferred stock, $100 par value .......................            7,412             7,412
   Preferred stock, $.10 par value .......................            8,906             8,906
   Common stock, $1 par value; 300,000,000 shares
      authorized; outstanding 90,000,000 .................           90,000            90,000
Paid in capital ..........................................        1,945,014         1,942,387
Retained deficit .........................................         (237,497)         (322,973)
Accumulated comprehensive income (loss) ..................          (48,153)              238
                                                                -----------       -----------
   Total Equity ..........................................        1,765,682         1,725,970
                                                                -----------       -----------
Total Liabilities and Equity .............................      $ 4,950,632       $ 4,553,358
                                                                ===========       ===========



     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ---------------------
                                                                     2001        2000
                                                                   ---------   ---------

Cash Flows from Operating Activities:
   Net Income ...................................................  $  85,866   $  75,933
   Adjustments to reconcile net earnings to net cash
   from operating activities:
      Depreciation and amortization .............................    187,819     165,732
      Provision for doubtful accounts ...........................     65,981      44,608
      Deferred income taxes .....................................     33,277      55,961
      Loss on disposal of properties and equipment ..............        283         512

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
   Increase in accounts receivable ..............................   (118,484)   (147,976)
   (Increase) decrease in inventories ...........................    (25,073)      2,847
   Increase in other current assets .............................     (6,487)    (30,944)
   Decrease in IDPN accounts receivable .........................      5,189      48,773
   Decrease in other assets and deferred charges ................        990       6,403
   Decrease in accounts payable .................................    (15,765)    (17,271)
   Increase in accrued income taxes .............................     32,667       9,259
   Decrease in accrued liabilities ..............................    (20,956)    (50,973)
   (Decrease) increase in other long-term liabilities ...........     (2,712)      7,732
   Net changes due to/from affiliates ...........................     27,184       5,628
   Other, net ...................................................    (11,416)      1,016
                                                                   ---------   ---------
Net cash provided by operating activities .......................    238,363     177,240
                                                                   ---------   ---------
Cash Flows from Investing Activities:
   Capital expenditures .........................................    (84,439)    (64,739)
   Payments for acquisitions, net of cash acquired ..............   (376,273)   (105,125)
   Increase in other investments ................................    (17,925)         --
                                                                   ---------   ---------
Net cash used in investing activities ...........................   (478,637)   (169,864)
                                                                   ---------   ---------
Cash flows from Financing Activities:
   Payments on settlement of investigation ......................    (85,920)   (352,721)
   Net increase in borrowings from affiliates ...................    189,029     259,556
   Cash dividends paid ..........................................       (390)       (390)
   Proceeds from receivable financing facility ..................      2,700      17,800
   Proceeds from mandatorily redeemable preferred securities ....    383,882          --
   Net increase (decrease) on debt and capitalized leases .......   (242,657)     65,262
   Other net ....................................................      2,627        (647)
                                                                   ---------   ---------
Net cash provided by (used in) financing activities .............    249,271     (11,140)
                                                                   ---------   ---------
Effects of changes in foreign exchange rates ....................        115          82
                                                                   ---------   ---------
Change in cash and cash equivalents .............................      9,112      (3,682)
                                                                   ---------   ---------
Cash and cash equivalents at beginning of period ................     33,327      12,563
                                                                   ---------   ---------
Cash and cash equivalents at end of period ......................  $  42,439   $   8,881
                                                                   =========   =========












     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest.............................................  $151,954   $159,968
      Income taxes paid, net...............................     5,621      9,356

Details for Acquisitions:
   Assets acquired.........................................   423,583    105,745
   Liabilities assumed.....................................    47,310        620
                                                             --------   --------
   Net cash paid for acquisitions..........................  $376,273   $105,125
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

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at September 30, 2001 and 2000 and for the three and nine month periods then ended are unaudited and should be read in conjunction with the consolidated financial statements in the Company's 2000 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

     The results of operations and cash flows for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations and cash flows for the fiscal year ending December 31, 2001.

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

                                                THREE  MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                -------------------      -----------------
                                                 2001         2000        2001       2000
                                                ------       ------      ------     ------

The weighted average number of shares of
  Common Stock were as follows .............    90,000       90,000      90,000     90,000
                                                ======       ======      ======     ======

Income used in the computation of earnings per share were as follows:

                                                          THREE  MONTHS  ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                          --------------------      -----------------
                                                            2001        2000         2001      2000
                                                          --------     -------      -------   -------

CONSOLIDATED

Net income.............................................   $ 31,946     $27,669      $85,866   $75,933
Dividends paid on preferred stock......................       (130)       (130)        (390)     (390)
                                                          --------     -------      -------   -------
Income used in per share computation of earnings.......   $ 31,816     $27,539      $85,476   $75,543
                                                          ========     =======      =======   =======
Basic and fully dilutive earnings per share............   $   0.35     $  0.31      $  0.95   $  0.84
                                                          ========     =======      =======   =======


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

     The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax losses of $25 million ($42 million pretax) for the three months ended September 30, 2001 and after tax losses of $49 million ($82 million pretax) for the nine months ended September 30, 2001, were deferred in other comprehensive income during the three and nine months period, respectively. Interest payable and interest receivable under the swap terms are accrued and recorded as an adjustment to interest expense at each reporting date.

     The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases. After tax losses of $0.1 million ($0.3 million pretax) for the nine months ended September 30, 2001 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. There were no tax gains or losses for the three months ended September 30, 2001. All deferred amounts will be reclassified into earnings within the next twelve months.

     The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. Ineffective amounts had no material impact on earnings for the three and nine months ended September 30, 2001.

     Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings.

     EVEREST ACQUISITION

     On January 8, 2001, FMC acquired Everest Healthcare Services Corporation (now known as Everest Healthcare Holdings, Inc., "Everest") through a merger of Everest into a subsidiary of FMC at a purchase price of $354 million, which included assumed debt and the issuance of 2.25 million FMC preference share. Everest owns, operates or manages approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the United States. Everest also operates extracorporeal blood services and acute dialysis businesses that provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. On August 22, 2001 FMC transferred its interests in Everest to the Company at its fair value which approximates its carrying value. There was no gain or loss recorded on this sale as it is a transfer between entities under common control. The consolidated operations and cash flows of the Company for the nine months ended September 30, 2001 include the consolidated operations and cash flows of Everest retroactive to January 1, 2001. Accordingly, the Company's previously reported revenues and results of operations for the six months ended June 30, 2001 have been restated to include Everest revenues and earnings of $134 million and $11 million, respectively. In addition Everest assets and liabilities of approximately $417 million and $306 million, including intercompany obligations of $79 million have been transferred to the Company.

     NEW PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 140") which replaces SFAS No. 125 and rescinds SFAS No. 127. SFAS 140 provides the accounting and reporting standards for securitizations and other transfers of financial assets and collateral. These standards are based on consistent application of a financial-components approach that focuses on control. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral for fiscal years ending after December 15, 2000. There is no impact to the Company for the adoption of SFAS 140.

      In July 2001, the FASB issued SFAS No.141, Business Combinations ("SFAS 141"), and SFAS No.142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

     SFAS 141 will require, upon adoption of SFAS 142, that the Company evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that it make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

     Because of the extensive effort needed to comply with adopting SFAS 141, it is currently not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     Had SFAS 142 been effective as of January 1, 2001 the Company estimates that there would have been a favorable impact to pre-tax earnings of approximately $100 million. The favorable impact in 2002 should approximate $90 million.

     In August 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses the reporting requirements for the retirement of tangible long-lived assets and asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of SFAS No. 143 on its results of operations.

     In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144") which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less selling costs. SFAS 144 also broadens the reporting of discontinued operations and will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company is currently reviewing the impact of SFAS No. 144 on its results of operations.

NOTE 2. INVENTORIES

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2001           2000
                                                               ------------    -----------

Inventories:
  Raw materials ............................................     $ 42,473        $ 44,787
  Manufactured goods in process ............................       11,779          10,516
  Manufactured and purchased inventory available for sale...       92,875          80,520
                                                                 --------        --------
                                                                  147,127         135,823
   Health care supplies ....................................       74,864          55,876
                                                                 --------        --------
       Total ...............................................     $221,991        $191,699
                                                                 ========        ========

NOTE 3. DEBT

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2001            2000
                                                       ------------    -----------

Notes payable and Long-term debt to outside parties
consists of:
NMC Credit Facility .................................    $489,100        $732,500
Note payable for settlement .........................          --          85,920
Other ...............................................       4,044           7,120
                                                         --------        --------
                                                          493,144         825,540
Less amounts classified as current ..................     150,044         237,014
                                                         --------        --------
                                                         $343,100        $588,526
                                                         ========        ========

    Non current net borrowings from affiliates consists of:

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2001           2000
                                                               ------------    -----------

Fresenius Medical Care AG non-current borrowings
    primarily at interest rates approximating 4.54% .........   $  182,504      $   18,850
Fresenius AG non-current borrowing at interest rates
    approximating  4.48% ....................................       45,000         209,000
Fresenius Medical Care Trust Finance S.a.r.l. at interest
    rates from 8.25% to 9.25% ...............................    1,005,239         786,524
Franconia Acquisition, LLC at interest rates
    approximating 3.98% .....................................       83,721         113,121
Other .......................................................        1,073           1,013
                                                                ----------      ----------
Less amounts classified as current ..........................    1,317,537       1,128,508
Total .......................................................      311,892         341,643
                                                                ----------      ----------
                                                                $1,005,645      $  786,865
                                                                ==========      ==========



NOTE 4. MANDATORILY REDEEMABLE PREFERRED SECURITIES

      During the fourth quarter of 2000 and the second and third quarters of 2001, a wholly-owned subsidiary of the Company issued to NMC shares of various series of Preferred Stock ("Redeemable Preferred Securities") which were then transferred to FMC for proceeds totaling $305,500 in 2000 and $392,037 for the nine months ended September 30, 2001. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                                       SEPTEMBER 30,   DECEMBER 31,
MANDATORILY REDEEMABLE PREFERRED SECURITIES               2001            2000
                                                       ------------    -----------

Series A Preferred Stock, 1,000 shares ............     $ 113,500       $ 113,500
Series B Preferred Stock, 300 shares ..............        34,000              --
Series C Preferred Stock, 1,700 shares ............       192,000         192,000
Series D Preferred Stock, 870 shares ..............        97,500              --
Series E Preferred Stock, 1,300 shares ............       147,500              --
Series F Preferred Stock, 980 shares ..............       113,037              --
                                                        ---------       ---------
                                                          697,537         305,500
Mark to Market Adjustment .........................        (6,344)             --
                                                        ---------       ---------
Total .............................................     $ 691,193       $ 305,500
                                                        =========       =========

     These securities are similar in substance except for the order of preference both as to dividends and liquidation, dissolution or winding-up of the subsidiary. The order of preference is alphabetically Series A through Series F. In addition, the holders of the Redeemable Preferred Securities are entitled to receive dividends in amount of dollars per share that varies from approximately 5% to 8% depending on the Series. The dividends will be declared and paid in cash at least annually. All the Redeemable Preferred Securities have a par value of $.01 per share.

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

     The Redeemable Preferred Securities will be sold to the Company in two years from the date of issuance for a total amount equal to Euros 501,773 (Series A,B,C,and F) and US dollars $245,000 (Series D and F) plus any accrued and unpaid dividends. Accordingly, the Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

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

     In addition, the Merger was consummated as a tax-free reorganization. Pre-merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W.R. Grace & Co. ("Grace") has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service"); that during those years Grace deducted approximately $122.1 million in interest attributable to corporate owned life insurance ("COLI") policy loans; that Grace has paid $21.2 million of tax and interest related to COLI deductions taken in years prior to 1993; that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation; and that, as a result of this ruling, Grace has recorded an accrual of $75.0 million for tax exposure and related interest. Subject to certain representations made by W.R. Grace & Co.-Conn., the Company and Fresenius AG, W.R. Grace & Co.-Conn. and certain of its affiliates agreed to indemnify the Company against this or other pre-merger or merger related tax liabilities. W.R. Grace & Co.-Conn. and certain of its subsidiaries have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the Merger is determined to be a fraudulent transfer and if material damages are proved by the plaintiffs, or if W.R. Grace & Co. is unable to satisfy its Merger related or pre-merger tax obligations, and if the Company is not able to collect on the indemnities from W. R. Grace & Co. as a result of the bankruptcy proceedings or otherwise, and if the Company is not able to collect on the indemnities from any affiliates or former affiliates of W.R. Grace & Co. or their insurers, and if the Company is not able to collect against any party that may have received distributions from W.R. Grace & Co., judgments could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 7. INDUSTRY SEGMENTS INFORMATION

     The Company's reportable segments are Dialysis Services and Dialysis Products. For purposes of segment reporting, the Dialysis Services Division and Spectra Renal Management are combined and reported as Dialysis Services. These divisions are aggregated because of their similar economic classifications. These include the fact that they are both health care service providers whose services are provided to a common patient population, and the fact that they both receive a significant portion of their net revenue from Medicare and other government and non-government third party payors. The Dialysis Products segment reflects the activity of the Dialysis Products Division only.

The table below provides information for the three and nine months ended September 30, 2001 and 2000 pertaining to the Company's two industry segments.

                                                                  LESS
                                       DIALYSIS     DIALYSIS   INTERSEGMENT
                                       SERVICES     PRODUCTS      SALES         TOTAL
                                      ----------    --------   ------------     -----
NET REVENUES
Three Months Ended         9/30/01    $  799,484    $190,993     $ 73,969     $  916,508
Three Months Ended         9/30/00       673,536     183,431       62,273        794,694

Nine Months Ended          9/30/01    $2,341,923    $559,463     $212,810     $2,688,576
Nine Months Ended          9/30/00     1,951,863     536,788      188,118      2,300,533

OPERATING EARNINGS
Three Months Ended         9/30/01    $  105,439    $ 38,235           --     $  143,674
Three Months Ended         9/30/00       104,975      31,997           --        136,972

Nine Months Ended          9/30/01    $  323,722    $103,291           --     $  427,013
Nine Months Ended          9/30/00       307,671      88,342           --        396,013

TOTAL ASSETS               9/30/01    $2,692,852    $647,369           --     $3,340,221
                          12/31/00     2,176,055     644,853           --      2,820,908


     Total assets of $4,950,632 is comprised of total assets for reportable segments, $3,340,221; intangible assets not allocated to segments, $1,880,400; receivable financing facility ($448,000); and other corporate assets $178,011.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                   SEGMENT RECONCILIATION                      SEPTEMBER 30,            SEPTEMBER 30,
                   ----------------------                  --------------------     ----------------------
                                                             2001        2000         2001         2000
                                                           --------    --------     ---------    ---------

INCOME BEFORE INCOME TAXES:
     Total operating earnings for reportable segments ...  $143,674    $136,972     $ 427,013    $ 396,013
     Corporate G&A ......................................   (21,679)    (26,232)      (88,063)     (77,686)
     Research and development expense ...................    (1,373)     (1,001)       (3,620)      (3,199)
     Net interest expense ...............................   (59,457)    (54,843)     (170,085)    (165,081)
                                                           --------    --------     ---------    ---------
     Income Before Income Taxes .........................  $ 61,165    $ 54,896     $ 165,245    $ 150,047
                                                           ========    ========     =========    =========

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

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             ------------------     -----------------
                                               2001       2000       2001      2000
                                             -------    -------     -------   -------

NET REVENUES
   Dialysis Services .....................   $   799    $   674     $ 2,342   $ 1,952
   Dialysis Products .....................       191        183         559       537
   Intercompany Eliminations .............       (74)       (62)       (213)     (188)
                                             -------    -------     -------   -------
Total Net Revenues .......................   $   916    $   795     $ 2,688   $ 2,301
                                             =======    =======     =======   =======
Operating Earnings:
   Dialysis Services .....................   $   105    $   105     $   324   $   308
   Dialysis Products .....................        38         32         103        88
                                             -------    -------     -------   -------
Total Operating Earnings .................       143        137         427       396
                                             -------    -------     -------   -------
Other Expenses:
   General Corporate .....................   $    22    $    26     $    88   $    78
   Research & Development ................         1          1           4         3
   Interest Expense, Net .................        59         55         170       165
                                             -------    -------     -------   -------
Total Other Expenses .....................        82         82         262       246
                                             -------    -------     -------   -------
Earnings Before Income Taxes .............        61         55         165       150
Provision for Income Taxes ...............        29         27          79        74
                                             -------    -------     -------   -------
Net Income ...............................   $    32    $    28     $    86   $    76
                                             =======    =======     =======   =======


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net revenues from operations for the third quarter of 2001 increased by 15% ($121 million) over the comparable period in 2000. Net income from operations for the third quarter of 2001 increased by 15% ($4 million) over the comparable period in 2000 as a result of increased operating earnings, and decreased general corporate expenses partially offset by increased interest expense.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the third quarter of 2001 increased by 19% ($125 million) over the comparable period in 2000, primarily as a result of a 14% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, higher revenues in other ancillary services, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 2000 and 2001 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

     Dialysis Services operating earnings for the third quarter of 2001 were the same as the comparable period of 2000 primarily due to increases in treatment volume, the impact of increased Medicare reimbursement rates, higher revenues in other ancillary services, and increased earnings from laboratory testing, offset by increases in provisions for doubtful accounts, higher personnel costs, and increases to other operating expenses. The Company's reserves for accounts receivable are based on historical collection experience by payor type and aging category. The increased provision for bad debt in the period is the result of an increased volume of accounts receivable coupled with changes in payor mix and aging distribution.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the third quarter of 2001 increased by 4% ($8 million) over the comparable period of 2000. This is due to increased sales of dialyzers and other hemo disposable products, partially offset by decreased sales of machines.

     Dialysis Products operating earnings for the third quarter of 2001 increased by 19% ($6 million) over the comparable period of 2000. This is a result of an improvement in gross margin and decreased freight and distribution expenses.

     OTHER EXPENSES

     The Company's other expenses for the third quarter remained unchanged over the comparable period of 2000. General corporate expenses decreased by $4 million due to mark to market gains of approximately $9 million on foreign currency hedges for intercompany exposures partially offset by increases in legal fees, insurance costs and other general corporate expenses.

     INCOME TAX RATE

     The effective tax rate for the third quarter of 2001 (47.8%) is lower than the rate for the comparable period of 2000 (49.6%) due to higher earnings in relation to the constant amount of non-deductible merger goodwill.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net revenues from operations for the first nine months of 2001 increased by 17% ($387 million) over the comparable period in 2000. Net income from operations for the first nine months of 2001 increased by 13% ($10 million) over the comparable period in 2000 as a result of increased operating earnings partially offset by increased general corporate expenses and increased interest expense.

     DIALYSIS SERVICES

     Dialysis Services net revenues for the first nine months of 2001 increased by 20% ($390 million) over the comparable period in 2000, primarily as a result of a 16% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, higher revenues in other ancillary services, and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 2000 and 2001 acquisitions. The laboratory testing revenues increased as a result efficiencies in testing procedures.

     Dialysis Services operating earnings for the first nine months of 2001 increased by 5% ($16 million) over the comparable period of 2000 primarily due to the increase in treatment volume, the impact of increased Medicare reimbursement rates, higher earnings in other ancillary services, and increased earnings from laboratory testing partially offset by increases in the provision for doubtful accounts, higher personnel costs, and increases in other operating expenses. The Company's reserves for accounts receivable are based on historical collection experience by payor type and aging category. The increased provision for bad debt in the period is the result of an increased volume of accounts receivable coupled with changes in payor mix and aging distribution.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues for the first nine months of 2001 increased by 4% ($22 million) over the comparable period of 2000. This is primarily due to increased sales of dialyzers, and other hemo disposable products partially offset by decreased sales of machines.

     Dialysis Products operating earnings for the first nine months of 2001 increased by 17% ($15 million) over the comparable period of 2000. This is a result of an improvement in gross margin and decreased freight and distribution expenses.

     OTHER EXPENSES

     The Company's other expenses for the first nine months of 2001 increased by 6% ($16 million) over the comparable period of 2000. General corporate expenses increased by $10 million primarily due to increased legal fees, insurance costs and other general corporate expenses. Interest expense was increased by $5 million primarily due to the change in the mix of debt instruments during the first nine months of 2001 versus the first nine months of 2000.

     INCOME TAX RATE

     The effective tax rate for the first nine months of 2001 (48.0%) is higher than the rate for the comparable period of 2000 (49.4%) due to higher earnings in relation to the constant amount of non-deductible merger goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements in 2001, and 2000, including acquisitions and capital expenditures have historically been funded by cash generated from operations, additional net intercompany borrowings, borrowings under the credit facility, and net increases in the receivable financing facility.

     Cash from operations increased by $61 million from $177 million for the nine months ended September 30, 2000 to $238 million for the nine months ended September 30, 2001. This increase is primarily due to cash inflows from operating assets and liabilities of $31 million, increases in net income of $10 million, and increases in net income adjustments of $20 million.

     The movement in operating assets and liabilities includes the collection of $5 million related to IDPN receivables. Increases in accounts receivable of $118 million in the nine month period ended September 30, 2001 are primarily due to the Company's revenue growth, the impact of acquisitions, and the growth in accounts receivable due from commercial payors that are in litigation with the Company. Decreases in accounts payable are primarily due to the timing of disbursements. Cash on hand was $42 and $33 million at September 30, 2001 and December 31, 2000, respectively.

     Net cash flows used in investing activities of operations totaled $479 million in 2001 compared to $170 million in 2000. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Acquisitions totaled $376 million and $105 million in 2001 and 2000, respectively, net of cash acquired. Capital expenditures of $84 million and $65 million were made for internal expansion, improvements, new furnishings and equipment in 2001 and 2000, respectively. In addition, the Company made equity investments totaling $18 million in 2001.

     Net cash flows provided by financing activities of operations totaled $249 million in 2001 compared to net cash flows used of $11 million in 2000. During the first nine months of 2001, the Company made payments to the U.S. Government totaling $86 million pursuant to the January 2000 settlement agreement. In addition, debt and capital lease obligations decreased by $243 million, primarily due to the paydown of the Company's credit facility of $243 million. Proceeds from financing activities during the first nine months included $383,882 million (net of mark to market change of $6,344) for the issuance of mandatorily redeemable preferred stock to an affiliated company and increased borrowings under a receivable financing facility of $2.7 million.

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

     The Company enters into foreign exchange contracts that are designated as, and effective as, hedges for the Euro denominated mandatorily redeemable preferred stock and for forecasted purchases of raw materials. There are also foreign exchange contracts for intercompany sales of products to a Canadian subsidiary and for payment of expenses for the Company's manufacturing operations in Mexico. Since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to effectively change certain variable-rate debt obligations to fixed-rate obligations to mitigate the impact of interest rate fluctuations.

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


     At September 30, 2001, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is approximately ($82.3 million) and the fair value of Company's foreign exchange contracts, which consisted entirely of forward agreements, is valued at approximately $(1.3) million. The Company had outstanding contracts covering the purchase of $604 million Euros ("EUR") at an average contract price of $0.9086 per EUR, for delivery between October 2001 and November 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

Exhibit 2.1 Agreement and Plan of Reorganization dated as of February 4, 1996 between W. R. Grace & Co. and Fresenius AG (incorporated herein by reference to Appendix A to the Joint Prox Statement-Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

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

Exhibit 3.6 Certificate of Amendment of the Certificate of Incorporation of Fresenius Medical Care Holdings, Inc. dated July 6, 2001 (authorizing action by majority written consent of the shareholders) (incorporated herein by reference to the Form 10-Q of the Company filed with the Commission on August 14, 2001).

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

Exhibit 4.9 Amendment No. 7 dated as of December 31, 1998 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors , the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.), paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A. G. and Bank of America, N.A. (formerly known as NationsBank, N.A.). as Managing Agents, (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 9, 1999).

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

Exhibit 4.13 Amendment No. 11 dated as of May 31, 2001 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A). as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG (Registration No. 333-66558).

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



                                      Fresenius Medical Care Holdings, Inc.



DATE: November 14, 2001               /s/ Ben J. Lipps
                                      ------------------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: November 14, 2001               /s/ Jerry A. Schneider
                                      ------------------------------------------
                                      NAME: Jerry Schneider
                                      TITLE: Chief Financial Officer