Form 10-K
period 2001-12-31
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2002-04-01
CIK 42872

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

        Registrant's telephone number, including area code: 781-402-9000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ------

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). $1,603,122 March 26, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of April 1, 2002, 90,000,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Information Statement with respect to its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2002. (Part III)

                                TABLE OF CONTENTS

PART I

Item 1.  Business ............................................................4
Item 2.  Properties .........................................................28
Item 3.  Legal Proceedings...................................................29
Item 4.  Submission of Matters to a Vote of Security Holders.................32

PART II .....................................................................32

Item 5.  Market Price for Registrant's Common Equity and Related
           Stockholder Matters...............................................32
Item 6.  Selected Financial Data.............................................33
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................34
Item 7A. Quantitative and Qualitative Disclosures About Market Risks.........43
Item 8.  Consolidated Financial Statements and Supplementary Data............45
Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................45

PART III ....................................................................45

Item 10. Directors and Executive Officers of the Registrant .................45
Item 11. Executive Compensation..............................................45
Item 12. Security Ownership of Certain Beneficial Owners and Management......45
Item 13. Certain Relationships and Related Transactions......................45

PART IV .....................................................................45

Item 14. Exhibits, Consolidated Financial Statement Schedules, and
           Reports on Form 8-K...............................................46

                                     PART I

ITEM 1. BUSINESS

     This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of Fresenius Medical Care Holdings, Inc. (collectively with all its direct and indirect subsidiaries, the "Company"), government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, the realization of anticipated tax deductions, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this 2001 Form 10-K and in the Company's reports filed from time to time with the Securities and Exchange Commission (the "Commission") could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

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

     The Company is primarily engaged in (i) providing kidney dialysis services, and clinical laboratory testing services, and (ii) manufacturing and distributing products and equipment for dialysis treatment, which accounted for 87% and 13% of 2001 net revenues, respectively.

     - KIDNEY DIALYSIS AND OTHER SERVICES. The Company is the largest private provider in the U.S. of kidney dialysis and related services. At December 31, 2001, the Company owned 1,033 outpatient dialysis facilities in the U.S. (including Puerto Rico), treating approximately 76,600 chronic patients (26.7% of estimated U.S. patients). The Company operated or managed an additional 54 facilities treating approximately another 3,700 patients (1.3% of estimated U.S. patients). Collectively, these company-operated facilities treated 27.9% of the estimated dialysis patients in the U.S. The Company believes its next largest competitor treated approximately 14.6% of U.S. patients. Additionally, the Company provides inpatient dialysis services, therapeutic apheresis, hemoperfusion, and other services under contract to hospitals in the U.S.

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

     Based on the most recent information published by the Center for Medicare & Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS"), the number of patients in the U.S. who received chronic dialysis grew from approximately 66,000 in 1982 to approximately 273,300 at December 31, 2000 or at a compound annual rate of 8.2%. The Company attributes the continuing growth in the number of dialysis patients principally to an increase in general life expectancy and, thus, the overall aging of the general population, the shortage of donor organs for kidney transplants, improved dialysis technology that has expanded the patient population able to undergo life prolonging dialysis and better treatment and survival of patients with hypertension, diabetes and other illnesses that lead to ESRD. Moreover, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment.

     There are currently only two methods for the treatment of ESRD: dialysis and kidney transplantation. Transplants are limited by the scarcity of compatible kidneys. Approximately 14,300 patients received kidney transplants in the U.S. during 2000. Therefore, most patients suffering from ESRD must rely on dialysis, which is the removal of toxic waste products and excess fluids from the body by artificial means. There are two major dialysis modalities commonly used today, hemodialysis and peritoneal dialysis. Generally, the method of treatment used by an ESRD patient is chosen by the physician in consultation with the patient, and is based on the patient's medical conditions and needs.

     According to CMS data, as of December 31, 2000, there were approximately 3,927 Medicare-certified dialysis treatment centers in the U.S. Ownership of these centers was fragmented. The Company estimates that at that time, the five largest multi-facility providers accounted for approximately 2,280 facilities (58% of facilities) and 174,000 patients (64% of patients). The remaining 36% of patients were divided among smaller multi-facility providers, freestanding facilities (many privately owned by physicians) and hospital-affiliated facilities.

     The Company believes that these proportions remained similar in 2001. The Company estimates that the five multi-center providers accounted for approximately 189,000 patients, or 66% of estimated U.S. patients at December 31, 2001.

     According to CMS, as of December 31, 2000, approximately 90% of dialysis patients in the U.S. received in-center treatment (virtually all hemodialysis) and approximately 10% were treated at home. Of those treated at home, more than 94% received peritoneal dialysis.

     TREATMENT OPTIONS FOR ESRD

     Hemodialysis. Hemodialysis removes waste products and excess fluids from the blood extracorporeally. In hemodialysis, the blood flows outside the body by means of plastic tubes known as bloodlines into a specially designed filter, a dialyzer, which functions as an artificial kidney by separating waste products and excess water from the blood by diffusion and ultrafiltration. Dialysis solution removes the waste products and excess water, and the cleansed blood is returned to the patient. The movement of the blood and dialysis solution is controlled by a hemodialysis machine, which pumps blood, adds anti-coagulants, regulates the purification process and controls the mixing of dialysis solution and the rate of its flow through the system. This machine may also monitor and record the patient's vital signs.

     According to CMS, as of December 31, 2000, hemodialysis patients represented 90% of all dialysis patients in the U.S. Hemodialysis treatments are generally administered to a patient three times per week and typically last from two and one-half to four hours or longer. The majority of hemodialysis patients are referred to outpatient dialysis centers, such as those operated by Fresenius Medical Care, where hemodialysis treatments are performed with the assistance of a nurse or dialysis technician under the general supervision of a physician.

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

     The Company's dialysis services and product businesses have grown faster than the market in terms of revenues over the past five years, and the Company believes that it is well positioned to continue this growth by focusing on the following strategies:

     - Continue to Provide High Standards of Patient Care. The Company believes that its reputation for providing high standards of patient care is a competitive advantage. The Company believes that NMC's proprietary Patient Statistical Profile ("PSP") database, which contains historical and current clinical and demographic data on more than 290,000 dialysis patients, is the most comprehensive body of information about dialysis patients in the world. The Company believes that this database provides a unique advantage in continuing to improve dialysis treatment outcomes, reduce mortality rates and improve the quality and effectiveness of dialysis products. By improving dialysis outcomes and overall ESRD patient care, the Company may be able to contain hospitalization and other costs of ESRD.

     - Expand Presence in the U.S. The Company intends to continue to take advantage of its reputation and market recognition by acquiring and establishing new dialysis clinics within attractive markets. The Company also expects to continue to enhance its presence in the U.S. by acquiring individual or small groups of dialysis clinics in selected markets, expanding existing clinics, and opening new clinics, although the Company will consider large acquisitions in the U.S. if suitable opportunities, such as Everest, become available to it.

     - Increase Spectrum of Dialysis Services. One of the Company's objectives is to continue to expand its role within the broad spectrum of services provided to dialysis patients. The Company has begun to implement this strategy by providing expanded and enhanced patient services, including laboratory services, to both its own clinics and those operated by third parties. The Company estimates that Spectra Renal Management provides laboratory services for 40% of the ESRD patients in the United States. The Company has developed disease state management methodologies which involve total patient care for ESRD patients, that it believes are attractive to managed care payors. The Company has formed Optimal Renal Care, LLC, a joint venture with Permanente Medical Group of Southern California, a subsidiary of Kaiser Permanente which has the largest dialysis patient population of any managed care organization. The Company expects that Optimal Renal Care will double its patient volume in 2002. Optimal Renal Care is expanding its focus to offer services to a wider range of chronic kidney disease patients, which includes more mild impairment of renal function. The Company has also formed Renaissance Health Care as a joint venture with participating nephrologists. Renaissance is currently contracted with 16 health plans, in 13 states. The Company provides ESRD and Chronic Kidney Disease programs to more than 3,000 patients.

     - Continue to Offer Complete Dialysis Product Lines. The Company offers broad and competitive hemodialysis and peritoneal dialysis product lines. These product lines enjoy broad market acceptance and enable customers to purchase all of their dialysis machines, systems and disposable products from a single source. During the year ended December 31, 2001 the Company's product revenues were derived approximately 23% from machine sales and 77% from sales of disposable products. These disposable products provide a continuing source of revenue from our installed base of dialysis equipment.

     - Extend Our Position as an Innovator in Product and Process Technology. The Company is committed to technological leadership in both hemodialysis and peritoneal dialysis products. FMC has a global research and development team with approximately 220 members focused on developing dialysis systems that are safer, more effective and easier to use and that can be easily customized to meet the differing needs of customers around the world. The Company believes that its extensive expertise in patient treatment and clinical data will further enhance its ability to develop more effective products and treatment methodologies. The Company's ability to manufacture dialysis products on a cost-effective and competitive basis results in large part from our process technologies. Over the past several years, the Company has reduced manufacturing costs per unit through development of proprietary manufacturing technologies that have streamlined and automated its production processes. Fresenius Medical Care intends to further improve its proprietary, highly automated manufacturing system to further reduce product manufacturing costs, while continuing to achieve a high level of quality control and reliability.

     - Expand into Related Services. In 2001, Fresenius Medical Care Cardiovascular Resources Holdings ("FMC-CVR"), in which the Company has 45% equity, purchased Edwards Lifesciences Cardiovascular Resources Inc. a leading provider of perfusion and related cardiovascular services. The addition of this business provides a strong nationwide platform for expansion and innovation in the extracorporeal service business which compliments our extracorporeal dialysis service business well.

     For a description of other elements of the Company's strategy see "--Dialysis Services" and "--Dialysis Products Business." For additional information in respect to the Company's industry segments, see Notes to Consolidated Financial Statements - Note 18, "Industry Segments and Information about Foreign Operations."

DIALYSIS SERVICES

     OVERVIEW

     The Company is the largest provider in the U.S. of kidney dialysis and related services to patients suffering from chronic kidney disease. The Company also provides clinical laboratory testing services for dialysis patients (Company owned and non-Company owned clinics).

     The Company's provider business is primarily operated through the Dialysis Services business unit ("Dialysis Services"). Clinical laboratory testing services are primarily provided by Spectra Renal Management ("SRM")

     DIALYSIS SERVICES

     As of December 31, 2001, the Company owned 1,033 dialysis centers in the U.S. The centers are generally concentrated in areas of high population density. In 2001, the Company acquired 64 existing centers, developed 58 new centers and consolidated or sold 10 centers. The number of patients treated at the Company's centers has increased from approximately 68,000 at December 31, 2000 to approximately 76,600 at December 31, 2001.

     With the Company's large patient population, it has developed the PSP database which enables it to improve dialysis treatment outcomes, and improve the quality and effectiveness of dialysis products, resulting in reduced mortality rates. In addition to the Company's patient database, it believes that local physicians, hospitals and managed care plans refer their ESRD patients to its clinics for treatment due to:

     -    its reputation for quality patient care and treatment;

     - its extensive network of dialysis clinics, which enables physicians to refer their patients to conveniently located clinics; and

     - its reputation for technologically advanced products for dialysis treatment.


     The Company treats approximately 26.7% of the dialysis patients in the U.S., and based on publicly available reports, the Company believes its next largest competitor treats approximately 14.6% of U.S. dialysis patients. For the year 2001, dialysis services accounted for 87% of its total revenue.

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

     Each of the Company's dialysis centers is under the general supervision of a medical director ("Medical Director") and, in some cases, one or more Associate Medical Directors, who are physicians. See "Patient, Physician and Other Relationships." Each dialysis center also has an administrator or clinic manager who supervises the day-to-day operations of the facility and the staff. The staff typically consists of registered nurses, licensed practical nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and biomedical technicians.

     As part of the dialysis therapy, the Company provides various related services to ESRD patients in the U.S. at its dialysis centers, including the administration of erythropoietin ("EPO"), a bioengineered protein that stimulates the production of red blood cells. EPO is used to treat anemia, a medical complication frequently experienced by ESRD patients, and is administered to most of the Company's patients. EPO is produced by a single source manufacturer, Amgen Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations. The Company's current contract with Amgen Inc. covers the period from January 2002 to December 2003 with price guarantees and volume and outcome based discounts.

     The Company's centers also offer services for home dialysis patients, the majority of whom are treated with peritoneal dialysis. For such patients, the Company' provides certain materials, training and patient support services, including clinical monitoring, supply of EPO, follow-up assistance and arrangements for the delivery of the supplies to the patient's residence. See "--Regulatory and Legal Matters-- Reimbursement" and "--Legal Proceedings" for a discussion of billing for such products and services.

     The manner in which each center conducts its business is dependent, in large part, upon applicable laws, rules and regulations of the jurisdiction in which the center is located, as well as the Company's clinical policies. However, a patient's attending physician (who may be the center's Medical Director or an unaffiliated physician with staff privileges at the center) has medical discretion as to the particular treatment modality and medications to be prescribed for that patient. Similarly, the attending physician has discretion in selecting the particular medical products prescribed, although all supplies and equipment, regardless of brand, are typically purchased by the center in consultation with the medical director through the Company's central purchasing operations.

     The Company also provides dialysis services under contract to hospitals in the U.S. on an "as needed" basis for patients suffering from acute kidney failure and for ESRD patients who are hospitalized. The Company services these patients either at their bedside, using portable dialysis equipment, or at a dialysis site maintained by the hospital. Contracts with hospitals generally provide for payment at negotiated rates that are higher than the Medicare reimbursement rates for chronic in-center treatments.

      ACQUISITIONS

     The Company's growth in revenues and operating earnings in prior years has resulted, in significant part, from its ability to effect acquisitions of health care businesses, particularly dialysis centers, on reasonable terms. In the U.S., owners may be motivated to sell their centers to obtain relief from day-to-day administrative responsibilities and changing governmental regulations, to focus on patient care and to realize a return on their investment. While price is typically the key factor in securing acquisitions, the Company believes that it will be an attractive acquirer or partner to many dialysis center owners due to its reputation for patient treatment, its proprietary PSP database (which contains clinical and demographic data on approximately 88,700 dialysis patients), its comprehensive clinical and administrative systems, manuals and policies, its ability to provide ancillary services to dialysis centers and patients and its reputation for technologically advanced products. The Company believes that these factors will also be advantages when opening new centers.

     The Company paid aggregate consideration, consisting of both cash and FMC preference shares, for acquisitions of new clinics of approximately $388 million in 2001 and approximately $116 million in 2000.

     On January 8, 2001, the Company acquired Everest Healthcare Services Corporation through a merger of Everest into a subsidiary of Fresenius Medical Care at a purchase price of $365 million. Approximately $99 million was funded by the issuance of 2.25 million preference shares to Everest shareholders. The remaining purchase price was paid with cash of $266 million including assumed debt. Everest owns, operates or manages approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the eastern and central United States. Everest also conducts extracorporeal blood services and acute dialysis businesses which provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. The Company also expects to continue to enhance its presence in the U.S. by acquiring individual or small groups of dialysis clinics in selected markets, expanding existing clinics, and opening new clinics, although it will consider large acquisitions in the U.S. if suitable opportunities, such as Everest, become available to the Company.

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

     The Company regularly evaluates and explores opportunities with various other health care companies and other businesses regarding acquisitions and joint business ventures. In 2001, the Company completed new acquisitions and acquisitions of previously managed clinics totaling 64 dialysis facilities in the U.S. providing care to approximately 6,270 patients. These acquisitions and agreements expand the Company's presence in selected key areas of the United States.

     QUALITY ASSURANCE IN DIALYSIS CARE

     At each of the Company's dialysis clinics, a quality assurance committee is responsible for reviewing quality of care reports that the PSP database generates, setting goals for quality enhancement and monitoring the progress of quality assurance initiatives. The Company believes that it enjoys a reputation of providing high quality care to dialysis patients. In 2001, the Company continued to develop and implement programs to assist in achieving its quality goals. The Company's Access Intervention Management Program ("AIM"), started in 2001, detects and corrects arteriovenous access failure in hemodialysis treatment, which is the major cause of hospitalization and morbidity. The Company's PD Services program, a regionalization program to enhance peritoneal dialysis services, has expanded from six regions in 2000 to seventeen at the end of 2001. Kidney Options, a pre-ESRD program to educate patients about prevention, slowing kidney failure and treatment options has been highly successful, with its website generating over 900,000 hits since its inception in October of 2000.

     PATIENT DATA COLLECTION AND ANALYSIS

     The Company engages in systematic efforts to measure, maintain and improve the quality of the services at its dialysis clinics. Each clinic collects and analyzes quality assurance and patient data, which its division and corporate management regularly reviews.

     The Company's clinical laboratory results have been a critical element in the development of its proprietary PSP database, which contains historical and current clinical, laboratory and demographic data on over 290,000 dialysis patients in the U.S. The Company uses this database to assist physicians in providing quality care to dialysis patients. In addition, its PSP database is a key resource in ongoing research, both within the Company and at outside research institutions, to decrease mortality rates among dialysis patients and improve their quality of life.

     SOURCES OF DIALYSIS SERVICES NET REVENUES

     The following table provides information for the periods indicated regarding the percentage of the Company's U.S. dialysis treatment services net revenues provided by (a) the Medicare ESRD program, (b) private/alternative payors, such as commercial insurance and private funds, (c) Medicaid and other government sources and (d) hospitals.

                                              YEAR ENDED DECEMBER 31,
                                          ------------------------------
                                           2001        2000        1999
                                          -----       -----       -----
     Medicare ESRD program                 59.7%       59.1%       60.2%
     Private/alternative payors            31.2        32.1        30.3
     Medicaid and other government          4.6         4.2         4.2
     sources                                4.5         4.6         5.3
     Hospitals                            -----       -----       -----
       Total                              100.0%      100.0%      100.0%
                                          =====       =====       =====

     Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of certain individuals who are diagnosed as having ESRD, regardless of age or financial circumstances. When Medicare assumes responsibility as the primary payor, it pays for dialysis and certain specified related services at 80% of the payment methodology commonly referred to as the composite rate method ("Composite Rate"). In addition, subject to various restrictions and co-payment limitations, Medicare pays separately for certain dialysis-related and therapeutic services not included in the Composite Rate. A secondary payor, usually a Medicare supplemental insurer, a state Medicaid program or, to a lesser extent, the patient or the patient's private insurer, is responsible for paying any co-payment (typically 20%), other approved services not paid by Medicare and the annual deductible. Most of the states in which the Company currently operates dialysis centers provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement.

     Prior to the time at which Medicare becomes the primary payor, most dialysis treatments are paid for by another third-party payor, such as the patient's private insurer, or by the patient. ESRD patients under age 65 who are covered by an employer health plan must wait 33 months (consisting of a three-month entitlement waiting period and an additional 30-month "coordination of benefits period") before Medicare becomes the primary payor. During this 33-month period, the employer health plan is responsible for payment as primary payor at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates (which generally are higher than the rates paid by governmental payors, such as Medicare), and Medicare is the secondary payor. See "--Regulatory and Legal Matters--Reimbursement."

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

     The Company's ability to secure rates with indemnity and managed care plans has largely been due to the relatively small number of ESRD patients which any single HMO has enrolled. By regulation, ESRD patients have been prohibited from joining an HMO unless they are otherwise eligible for Medicare coverage, due to age or disability, and are members of a managed care plan when they first experience kidney failure. CMS has a pilot evaluation underway for treatment of Medicare ESRD patients by managed care companies under capitated contracts. If successful, this pilot program could result in the elimination of the regulation that precludes ESRD patients from enrolling in managed care organizations. If Medicare HMO enrollments increase and the number of ESRD patients in managed care plans also increases, managed care plans' leverage to negotiate lower rates or reduce services provided by the Company may become greater. In addition, the HMO may have contracted with another provider, or may have stricter controls on access the certain ancillary services that we typically provide to ESRD patients. Any of the developments could limit the Company's future reimbursement for services.

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

     As managed care programs expand market share and gain greater bargaining power vis-a-vis health care providers, there will be increasing pressure to reduce the amounts paid for services and products furnished by the Company. These trends would be accelerated if future changes to the Medicare ESRD program require private payors to assume a greater percentage of the cost of care given to dialysis patients. The Company is presently seeking to expand the portion of its revenues attributable to non-governmental private payors. However, the Company believes that the historically higher rates of reimbursement paid by non-governmental payors may not be maintained at such levels. If substantially more patients of the Company join managed care plans or such plans reduce reimbursements to the Company, the Company's business and results of operations could be adversely affected, possibly materially. See "--Regulatory and Legal Matters--Reimbursement," "--Anti-Kickback Statutes, False Claims Act, Stark Law and Fraud and Abuse Laws--Changes in the Health Care Industry.

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

LABORATORY SERVICES

     The Company provides clinical laboratory testing services through its business unit known as Spectra Renal Management ("SRM"). SRM is the leading U.S. dialysis clinical laboratory providing blood, urine and other bodily fluid testing services to assist physicians in determining whether a dialysis patient's therapy regimen, diet and medicines remain optimal. SRM laboratories are located in New Jersey and Northern California.

     In 2001, SRM performed over 34 million tests for more than 100,000 dialysis patients across the United States. SRM also provided testing services to clinical research projects and others. The Company plans to expand SRM into related markets such as hospital dialysis units and physician office practices to offer assistance with the pre-ESRD patient base.

     The Company's clinical laboratory results have been a critical element in the development of the Company's proprietary PSP database, which contains historical & current clinical, laboratory and demographic data on more than 290,000 dialysis patients. The Company uses PSP to assist physicians in providing quality care to dialysis patients. In addition, PSP is a key resource in ongoing research, both within the Company and at outside research institutions, to decrease mortality rates among dialysis patients and improve their quality of life.

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

     OVERVIEW

     The following table shows for 2001, 2000 and 1999 actual net revenues of the Company's products business related to hemodialysis products, peritoneal dialysis products and other activities, principally technical service:

                                                     YEAR ENDED DECEMBER 31,
                                                     (DOLLARS IN THOUSANDS)
                               -----------------------------------------------------------------
                                      2001                   2000                   1999
                               --------------------   -------------------    -------------------
                                 Total      % of       Total       % of       Total       % of
                               Revenues    Total      Revenues    Total      Revenues    Total
                               --------   --------    --------   --------    --------   --------
Hemodialysis Products          $340,841       71%     $334,447      70%      $329,561      67%
Peritoneal Dialysis Products     83,653       18        90,985      19        105,096      21
Other                            53,324       11        54,635      11         56,254      12
                               --------   --------    --------   --------    --------   --------
  Total                        $477,818      100%     $480,067     100%      $490,911     100%
                               ========   ========    ========   ========    ========   ========

     HEMODIALYSIS PRODUCTS

     The Company believes that it is a leader in the hemodialysis product field and continually strives to extend and improve the capabilities of its hemodialysis systems to offer an advanced treatment mode at reasonable cost. The Company, through its Dialysis Products business unit ("Dialysis Products"), offers a comprehensive hemodialysis product line, consisting of hemodialysis machines, modular accessories for dialysis machines, polysulfone dialyzers, bloodlines, dialysis solutions and concentrates, fistula needles, connectors, data management systems, machines and supplies for the reuse of dialyzers.

     Dialysis Machines. The Company assembles, tests and calibrates hemodialysis machines and sells these machines in the U.S., Canada and Mexico. Components for these machines are provided by Fresenius Medical Care and other suppliers. FMC introduced its first dialysis machine in 1980, and their dialysis machines are currently in their fifth generation of development. The Company sells its dialysis machines as Series 2008H and 2008K models in the U.S. The Company's dialysis machines offer the following features and advantages:

     - Volumetric dialysate balancing and ultrafiltration control system. This system, was introduced in 1977, provides for safe and more efficient use of highly permeable dialyzers, permitting faster dialysis with controlled rates of fluid removal;

     - Proven hydraulic systems, providing reliable operation and servicing flexibility;

     - Compatibility with all manufacturers' dialyzers and a wide variety of blood-lines and dialysis solutions, permitting maximum flexibility in both treatment and disposable products usage;

     - Modular design, which permits us to offer dialysis clinics a broad range of options to meet specific patient or regional treatment requirements. Modular design also allows upgrading through module substitution without the need to replace the entire machine;

     - Additional modules that provide monitoring and response capability for selected bio-physical patient parameters, such as body temperature, relative blood volume and electrolyte balances. This concept, known as physiological dialysis, permits hemodialysis treatments with lower incidence of a variety of symptoms or side effects, which still occur frequently in standard hemodialysis. Our most recent module, the Blood Volume Monitor(TM) controls removal of excess fluid from the patient;

     - Sophisticated microprocessor controls, and display and readout panels that are adaptable to meet local language requirements;

     - Battery backup, which continues operation of the blood circuit and all protective systems for 15 to 20 minutes following a power failure;

     - Online clearance, measurement of dialyzer clearance for quality assurance with the On-Line Clearance Module, providing immediate effective clearance information, real time treatment outcome monitoring, and therapy adjustment during dialysis without requiring invasive procedures or blood samples;

     - On-line data collection capabilities and computer interfacing with our Hypercare module and FDS08(R) system. Our machines can:

          -    monitor and assess prescribed therapy;

          - connect a large number of hemodialysis machines and peripheral devices, such as patient scales, blood chemistry analyzers and blood pressure monitors, to a personal computer network;

          - enter nursing records automatically at bedside to register and document patient treatment records, facilitate billing, and improve record-keeping and staff efficiency;

          -    adapt to new data processing devices and trends;

          - perform home hemodialysis with remote monitoring by a staff caregiver; and

          - record and analyze trends in medical outcome factors in hemodialysis patients; and

     Dialyzers. The Company manufactures dialyzers using hollow fiber polysulfone membranes, a synthetic material. FMC is the leading worldwide producer of polysulfone dialyzers. While competitors currently sell polysulfone membranes in the market, FMC developed and is the only manufacturer with more than 15 years' experience in applying the technology required to mass produce polysulfone membranes. FMC believes that polysulfone offers the following superior performance characteristics compared to other materials used in dialyzers:

     - higher biological compatibility, resulting in reduced incidence of adverse reactions to the fibers;

     - greater capacity to clear uremic toxins from patient blood during dialysis, permitting more thorough, more rapid dialysis, resulting in shorter treatment time; and

     - a complete range of permeability, or membrane pore size, which permits dialysis at prescribed rates -- high flux, medium flux and low flux, as well as ultra flux for acute dialysis, and allows tailoring of dialysis therapy to individual patients.

     FMC's full line of polysulfone dialyzers includes the new F Series Optiflux family as well as the traditional reuse and non-reuse dialyzers. Single use dialyzers are becoming more popular, and the Company has increased production of single-use dialyzers at its Ogden, Utah facility to meet demand for these products.

     Other Hemodialysis Products. The Company manufactures and distributes arterial, venous, single needle and pediatric bloodlines. The Company produces both liquid and dry dialysate concentrates. Liquid dialysate concentrate is mixed with purified water by the hemodialysis machine to produce dialysis solution, which is used in hemodialysis treatment to remove the waste products and excess water from the patient's blood. Dry acid concentrate requires less storage space. The Company also produces dialysis solutions in bags, including solutions for priming and rinsing hemodialysis bloodlines, as well as connection systems for central concentrate supplies and devices for mixing dialysis solutions and supplying them to hemodialysis machines. Other distributed products include solutions for priming bloodlines, disinfecting and decalcifying hemodialysis machines, fistula needles, hemodialysis catheters, and products for acute renal treatment.

     PERITONEAL DIALYSIS PRODUCTS

     The Company offers a full line of peritoneal dialysis products. The Company manufactures peritoneal dialysis solutions in bags, peritoneal dialysis cycling machines for CCPD and disposable products for both CAPD and CCPD, such as tubing, sterile solutions and sterile kits to prepare patients for dialysis.

     CAPD Systems. The Company manufactures standard and specialized peritoneal dialysis solutions. The Company believes that its peritoneal dialysis products offer significant advantages for CAPD, including:

     - ease of use and greater protection against contamination by touch than other peritoneal dialysis systems presently available. Its products incorporate our Safe-Lock(R) connection system for introducing and draining dialysis solution into and from the abdominal cavity, using the same bag for introduction and drainage;

     - Safe-Lock(R) products may be used only by peritoneal dialysis patients whose catheters include the Safe-Lock connector, which attaches to a solution bag fitted with the other part.

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

     CCPD Products. The Company introduced the first peritoneal dialysis cycler machine in 1980. The Company believes that CCPD therapy offers benefits over CAPD therapy for patients who need more therapy due to body size, ultrafiltration loss or other reasons. In a standard CAPD program, a patient manually introduces two liters of fresh peritoneal dialysis solution and drains the used solution four times over a 24-hour period. Treatment occurs seven days per week and the patient must perform the treatment while awake. With CCPD therapy, the cycler automatically delivers a prescribed volume of dialysis solution into the peritoneal cavity through an implanted catheter, allows the solution to dwell for a specified time, and completes the process by draining the solution. CCPD therapy offers the following benefits over CAPD:

     - Solution exchanges take place automatically, which may reduce the risk of peritonitis due to less frequent handling of the catheter and connections;

     - The patient can cycle at home, throughout the night while asleep. The patient has complete daytime freedom, wearing only the surgically implanted catheter and capping device; and

     - CCPD delivers more effective therapy than CAPD due to the supine position of the patient during the night, higher volume exchanges and preferable cycle management.

     The Company cycling equipment incorporates microprocessor technology, and the patient, hospital or clinic staff can easily program it to perform specific prescribed therapy for a given patient. Since all components are monitored and programmable, these machines allow the physician to prescribe any of a number of current therapy procedures. Our CCPD products and therapies include:

     - PD-PLUS(R), a variant on CCPD therapy the Company introduced in 1994. PD-PLUS(R)therapy provides a more tailored therapy than regular CCPD using a simpler nighttime cycler and, where necessary, includes one manual dialysis solution exchange during the day. The Company believes that PD-PLUS(R)therapy is less costly and easier to administer than typical CCPD. The Company also believes that PD-PLUS(R)therapy improves toxin removal by more than 40% compared to CAPD. By increasing the effectiveness of peritoneal dialysis treatments, PD-PLUS(R)may also effectively prolong the time period during which a patient will be able to remain on peritoneal dialysis before requiring hemodialysis. PD-PLUS(R)therapy can only be performed using the Fresenius Freedom(TM) Cycler and special tubing using Safe-Lock(R)connectors; and

     - IQcard(TM), for use with the Freedom TM Cycler PD-PLUS(R) to monitor CCPD therapy for a full treatment history and improved therapy compliance.

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

     MARKETING, DISTRIBUTION AND SERVICE

     Most of the Company's products are sold to hospitals, clinics and specialized treatment centers. With its comprehensive product line and years of experience in dialysis, the Company believes that it has been able to establish and maintain very close relationships with its clinic customer base. Close interaction among the Company's sales force and FMC research and development personnel enables concepts and ideas that develop in the field to be considered and integrated into product development. The Company maintains a direct sales force of trained salespersons engaged in the sale of both hemodialysis and peritoneal dialysis products. This sales force engages in direct promotional efforts, including visits to physicians, clinical specialists, hospitals, clinics and dialysis centers, and represents the Company at industry trade shows. The Company also sponsors medical conferences and scientific symposia as a means for disseminating product information. The sales force is assisted by clinical nurses who provide clinical support, training and assistance to customers.

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

     The Company owns an approximately 600,000 square-foot facility in Ogden, Utah which operates as a fully integrated manufacturing and research and development facility for polysulfone dialyzers and peritoneal dialysis solutions. This facility uses automated equipment for the production of polysulfone dialyzers and sterile solutions in flexible plastic containers. The Company believes that it is the principal manufacturer of polysulfone dialyzers in the U.S. While the Company obtains the film used in the manufacture of its plastic bags used with its peritoneal solutions from one supplier located in the Netherlands, the Company believes that there are readily available alternative sources of supply for which the FDA could grant expedited approval.

     The Company also manufactures dialysis products at additional plants in the U.S. Bloodlines and PD sets are produced at a facility in Reynosa, Mexico, and concentrates are produced at five facilities in the U.S.

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

     The Company is expanding its manufacturing capacity substantially. During the first quarter of 2001, the Company started with the increase in dialyzer production capacity at its Ogden, Utah manufacturing facility, where the Company also produces peritoneal dialysis solutions and dry concentrates. Dialyzer production capacity will be increased by 200% over the next 24 months in order to accommodate the continuous trend towards single-use dialyzers in the U.S. In 2001, the single-use high performance Optiflux(TM) series dialyzer was introduced. Optiflux(TM) polysulfone fibers are engineered to deliver superior small (urea) and middle molecular weight solute clearance coupled with superior membrane composition and biocompatibility. Fresenius Medical Care's polysulfone dialyzer production technology is developed to allow segmentation and selection of portions of the technology to be implemented on a regional basis depending on the market needs with minimal redundant capital. Demand for this dialyzer was strong during 2001. It accounted for 18% of the dialyzers we sold in the United States during the fourth quarter of 2001.

     Construction of the liquid concentrate manufacturing facility in Irving, Texas was completed in 2001. In addition, the Company increased production capacity for dry concentrate in its Perrysburg, Ohio facility. With these additions the Company now can achieve greater distribution efficiencies for the concentrate products in the U.S. In December 2001, the Mexican Reynosa manufacturing bloodline facility was awarded the State Secretary of Health Recognition Award for outstanding support of the Reynosa Regional General Hospital, which serves a population of 1 million in the state of Tamaulipas, Mexico.

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

     Incoming raw materials for solutions undergo tests, such as, infrared, ultraviolet and physical and chemical analyses to assure quality and consistency. During the production cycle, sampling and testing take place in accordance with established quality assurance procedures to ensure the finished product's sterility, safety and potency. Pressure, temperature and time for various processes are monitored to assure consistency of semi-finished goods. Environmental conditions are monitored to assure that particulate and bacteriological levels do not exceed specified maximums. The Company maintains continuing quality control and Good Manufacturing Policies education and training programs for its employees. See "Regulatory and Legal Matters."

     The Company obtains bloodlines under an agreement with Medisystems Corporation as a secondary source of supply to the Company's self manufactured bloodlines from Reynosa, Mexico. The agreement expires in 2002.

     ENVIRONMENTAL MANAGEMENT

     The Company's vision to innovate for a better life also extends to our daily efforts to preserve nature and its resources for the benefit of both present and future generations.

     The Company plans to achieve environmental certification. With this in mind, the Company will continually intensify its waste minimization program efforts for solid, medical and hazardous waste. This will be accomplished by monitoring all medical waste costs in its dialysis clinics on a quarterly basis. This monitoring focuses on the generation of medical waste and its correct separation and disposal. Recycling programs for cardboard, plastics and metal waste generated at its Ogden production facility has been initiated. The Company is promoting further community-centered activities by utilizing high-efficiency heating, ventilation and air-conditioning equipment. The Company has thereby achieved reductions in energy consumption. In addition, the Company expects its suppliers to meet certain environmental requirements and avoid any adverse environmental impact on the community. For the year 2002, the Company will further pursue its environmental policy and plans to reduce the quantities and costs of waste.

     RESEARCH AND DEVELOPMENT

     Current research and development activities ae primarily conducted through two FMC locations in the U.S. Walnut Creek, California and Ogden, Utah. We remain strongly focused on the development of new products, technologies, and treatment concepts to optimize the quality of treatment for dialysis patients.

     FMC focused in 2001 on the introduction of new products, enhancement of existing products and the advancement of key projects. Examples of our activities are briefly described below.

- Online Clear Monitor. Monitor patient access flow rate without the need for additional expensive equipment or specifically trained personnel.

- 2008H and 2008K Hemodialysis Machine Module. Provides immediate information on treatment efficiency.

- 2008K Hemodialysis Machine. Improved operator interface. Logically designed displays and information presentation. Modular design allows easy upgrading. Flexible treatment options.

- Optiflux Dialyzer Family (NR and A Series). Superior small (Urea) and middle molecular weight solute clearance through the use of Optimal Dialysate Flow (ODF)/KD+ technology. Superior member composition and biocompatibility.

- Newton IQ(TM) Cycler. Developed to take advantage of higher flow rates available with gravity fill and drain. Cycler software includes automatic prescription upload from physician-programmed IQ Card(TM).

- Premier(TM) Plus Double Bag. Twin bag system, incorporating solution bag and tubing. Utilizes Safe-lock(TM) connectology and Snap(TM) disconnect features. Fewer connections for the patient lowers risk of infection

- Bio-Plexus PUNCTUR-GUARD(R). Patented technology developed to improve clinical staff safety when using blood access fistula needles. The needle point can be covered prior to removal from the patient.

- Neutrolin(TM) Catheter Lock Solution. A patented solution in development to decrease the risks of infection among patients using catheters from dialysis treatments.

     PATENTS, TRADEMARKS AND LICENSES

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

     COMPETITION

     The markets in which the Company sells its dialysis products are highly competitive. Among the Company's competitors in the sale of hemodialysis and peritoneal dialysis products are Gambro AB, Baxter International Inc., Asahi Medical Co., Ltd., B. Braun Melsungen AG, Nissho Corporation (including Nissho Nipro Corporation Ltd.), Nikkiso Co., Ltd., Terumo Medical Corporation and Toray Medical Co., Ltd. Some the Company's competitors possess greater financial, marketing and research and development resources than the Company.

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

EMPLOYEES

     At December 31, 2001, the Company employed approximately 30,195 employees, including part-time and per diem employees. Such persons are employed by the Company's principal businesses as follows: dialysis treatment and laboratory services, approximately 26,514 employees; and dialysis products, approximately 3,681 employees. Medical Directors of the Company's dialysis centers are retained as independent contractors and are excluded from the employee total. Management believes that its relations with its employees are good. Approximately 650, or 2% of the Company's employees are covered by union agreements.

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

     Federal, state and local regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel qualifications and licensing, maintenance of proper records, equipment, quality assurance programs, the operation of pharmacies, and dispensing of controlled substances. All of the operations of the Company in the U.S. are subject to periodic inspection by federal and state agencies and other governmental authorities to determine if the operations, premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis centers, renal diagnostic support business and laboratories must be certified by CMS. All of the Company's dialysis centers, and laboratories that furnish Medicare services are so certified.

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

     Some states in which the Company operates have Certificate of Need ("CON") laws that require any person or entity seeking to establish a new health care service or to expand an existing service to apply for and receive an administrative determination that the service is needed. The Company currently operates in 13 states, including the District of Columbia and Puerto Rico that have CON laws applicable to dialysis centers. These requirements may, as a result of a state's internal determination of its dialysis services needs, prevent entry to new companies seeking to provide services in these states, and may constrain the Company's ability to expand its operations in these states.

REIMBURSEMENT

     Dialysis Services. The Company's dialysis centers provide outpatient hemodialysis treatment and related services for ESRD patients. In addition, some of the Company's centers offer services for the provision of peritoneal dialysis and hemodialysis treatment at home.

     The Medicare program is the primary source of Dialysis Services revenues from dialysis treatment. For example, in 2001, approximately 60% of Dialysis Services revenues resulted from Medicare's ESRD program. As described below, Dialysis Services is reimbursed by the Medicare program in accordance with the Composite Rate for certain products and services rendered at the Company's dialysis centers. As described in the next paragraph, other payment methodologies apply to Medicare reimbursement for other products and services provided at the Company's dialysis centers and for products (such as those sold by the Company) and support services furnished to ESRD patients receiving dialysis treatment at home (such as those of Dialysis Products). Medicare reimbursement rates are fixed in advance and are subject to adjustment from time to time by the U.S. Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable per treatment revenues.

     When Medicare assumes responsibility as primary payor (see "Reimbursement--Coordination of Benefits"), Medicare is responsible for payment of 80% of the Composite Rates set by CMS for dialysis treatments. The Composite Rates govern the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Composite Rates consists of labor and non labor components with adjustments made for regional wage costs subject to a national payment rate schedule. The Composite Rates for 2001 were increased by an average of 2.4% (as a result of set increases over the year), with a new payment ceiling of $144 per treatment. Some exceptions based on specified criteria are paid at a higher rate.

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

     Medicare payments are subject to change by legislation and pursuant to deficit reduction measures. The Composite Rate was unchanged from commencement of the ESRD program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in a net reduction of the average reimbursement rate from $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, to an average rate of $126 per treatment. Effective January 1, 2000, the reimbursement rate was increased by 1.2%. In December 2000 an additional increase of 2.4% was approved for the year 2001. Accordingly, there was a 1.2% reimbursement increase on January 1, 2001. A second increase was delayed until April 1, 2001, when rates were increased 1.6% to make up for the delay.

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

     Medicare carriers have aggressively implemented Local Medical Review Policies (LMRPs) limiting the coverage of certain clinical laboratory services to an established list of diagnosis codes supporting medical necessity. These LMRPs set forth medical necessity criteria based on diagnosis coding as well as frequency of service provisions. Provisions in the Balanced Budget Act of 1997 require the Secretary of HHS to adopt uniform coverage and payment policies for laboratory testing to be effective November 2002. The adoption of additional coverage policies would reduce the number of covered services and could materially affect the Company's revenues. Laboratory tests are ordered only by physicians based on the needs of their patients.

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

ANTI-KICKBACK STATUTES, FALSE CLAIMS ACT, STARK LAW AND FRAUD AND ABUSE LAWS

     Various operations of the Company are subject to federal and state statutes and regulations governing financial relationships between health care providers and potential referral sources and reimbursement for services and items provided to Medicare and Medicaid patients. Such laws include the anti-kickback statute, health care fraud statutes, the False Claims Act, the Stark Law, other federal fraud and abuse laws and similar state laws. These laws apply because the Company's Medical Directors and other physicians with whom the Company has financial relationships refer patients to, and order diagnostic and therapeutic services from, the Company's dialysis centers and other operations. As is generally true in the dialysis industry, at each dialysis facility a small number of physicians account for all or a significant portion of the patient referral base. An ESRD patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges. Virtually all of the Company's centers maintain open staff privileges for local nephrologists. The ability of the Company to provide quality dialysis care and to otherwise meet the needs of patients and local physicians is central to its ability to attract nephrologists to dialysis facilities and to receive referrals from such physicians.

     The U.S. federal government, many states and private third-party insurance payors have made combating health care waste, fraud and abuse one of their highest enforcement priorities, resulting in increasing resources devoted to this problem. Consequently, the OIG and other enforcement authorities are increasing scrutiny of arrangements between physicians and health care providers for possible violations of the anti-kickback statute or other federal or state laws.

     ANTI-KICKBACK STATUTES

     The federal anti-kickback statute establishes criminal prohibitions against and civil penalties for the knowing and willful solicitation, receipt, offer or payment of any remuneration, whether direct or indirect, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable in whole or in part under Medicare, Medicaid or other federal health care programs. Sanctions for violations of the anti-kickback statute include criminal and civil penalties, such as imprisonment or criminal fines of up to $25,000 per violation, and civil penalties of up to $50,000 per violation, and exclusion from the Medicare or Medicaid programs and other federal programs. In addition, certain provisions of federal criminal law that may be applicable provide that if a corporation is found guilty of a criminal offense it may be fined no more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense.

     Some states also have enacted statutes similar to the anti-kickback statute, which may include criminal penalties, applicable to referrals of patients regardless of payor source, and may contain exceptions different from state to state and from those contained in the federal anti-kickback statute.

     FALSE CLAIMS ACT AND RELATED CRIMINAL PROVISIONS

     The federal False Claims Act (the "False Claims Act") imposes civil penalties for making false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Moreover, private individuals may bring qui tam or "whistle blower" suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the anti- kickback statute under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties of $5,500 to $11,000 per claim and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

     THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

     HIPAA was enacted in August 1996 and substantively changed federal fraud and abuse laws by expanding their reach to all federal health care programs, establishing new bases for exclusions and mandating minimum exclusion terms, creating an additional exception to the anti-kickback penalties for risk-sharing arrangements, requiring the Secretary of HHS to issue advisory opinions, increasing civil money penalties to $10,000 (formerly $2,000) per item or service and assessments to three times (formerly twice) the amount claimed, creating a specific health care fraud offense and related health fraud crimes, and expanding investigative authority and sanctions applicable to health care fraud. It also prohibits provider payments which could be deemed an inducement to patient selection of a provider.

     The law expands criminal sanctions for health care fraud involving any governmental or private health benefit program, including freezing of assets and forfeiture of property traceable to commission of a health care offense.

     BALANCED BUDGET ACT OF 1997

     The Balanced Budget Act of 1997 ("the BBA") contained sweeping adjustments to both the Medicare and Medicaid programs, as well as further expansion of the federal fraud and abuse laws. Specifically, the BBA created a civil monetary penalty for violations of the federal anti-kickback statute whereby violations will result in damages equal to three times the amount involved as well as a penalty of $50,000 per violation. In addition, the new provisions expanded the exclusion requirements so that any person or entity convicted of three health care offenses is automatically excluded from federally funded health care programs for life. Individuals or entities convicted of two offenses are subject to mandatory exclusion of 10 years, while any provider or supplier convicted of any felony may be denied entry into the Medicare program by the Secretary of HHS if deemed to be detrimental to the best interests of the Medicare program or its beneficiaries.

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

     Provisions of OBRA 93, known as "Stark II," amended Stark I to revise and expand upon various statutory exceptions, to expand the services regulated by the statute to a list of "Designated Health Services," and to prohibit Medicaid referrals where a financial relationship exists. The provisions of Stark II generally became effective on January 1, 1995, with the first phase of Stark II regulations finalized on January 4, 2001. The additional Designated Health Services include: physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computer axial tomography scans and ultrasound services; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. Pursuant to phase I of the final regulations implementing the Stark Law, erythropoietin (EPO) and certain other dialysis-related outpatient prescription drugs furnished in or by an ESRD facility are excepted under the self-referral law. Further, the final regulations also adopt a definition of DME which effectively excludes ESRD equipment and supplies from the category of Designated Health Services.

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

     The civil monetary penalty provisions are triggered by violations of numerous rules under the Medicare statute, including the filing of a false or fraudulent claim and billing in excess of the amount permitted to be charged for a particular item or service. Violations may also result in suspension of payments, exclusion from the Medicare and Medicaid programs, as well as other federal health care benefit programs, or forfeiture of assets.

     In addition to the statutes described above, other criminal statutes may be applicable to conduct that is found to violate any of the statutes described above.

HEALTH CARE REFORM

     Health care reform is considered by many in the U.S. to be a national priority. Members of Congress from both parties and officials from the executive branch are continuing to consider many health care proposals, some of which are comprehensive and far-reaching in nature. Several states are also currently considering health care proposals. It cannot be predicted what additional action, if any, the federal government or any state may ultimately take with respect to health care reform or when any such action will be taken. Health care reform may bring radical changes in the financing and regulation of the health care industry, which could have a material adverse effect on the business of the Company and the results of its operations.

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

                              17,500    leased    Warehouse Space - Machine
                                                  components

Ogden, Utah                  590,000    owned(1)  Manufacture polysulfone
                                                  membranes and dialyzers and
                                                  peritoneal dialysis solutions;
                                                  research and development.

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

     The lease on the Walnut Creek facility expires in 2012. The Company leases 16 warehouses throughout the U.S. These warehouses are used as regional distribution centers for the Company's peritoneal dialysis products business. All such warehouses are subject to leases with remaining terms not exceeding ten years. At December 31, 2001, the Company distributed its products through all these 16 warehouse facilities.

     The Company leases its corporate headquarters in Lexington, Massachusetts. This lease expires on October 31, 2007.

     The Company's subsidiaries lease most of the dialysis centers, manufacturing, laboratory, distribution and administrative and sales facilities in the U.S. on terms which the Company believes are customary in the industry.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     COMMERCIAL LITIGATION

     Since 1997, the Company, NMC, and certain NMC subsidiaries have been engaged in litigation with Aetna Life Insurance Company and certain of its affiliates ("Aetna") concerning allegations of inappropriate billing practices for nutritional therapy and diagnostic and clinical laboratory tests and misrepresentations. In January 2002, the Company entered into an agreement in principle with Aetna to establish a process for resolving these claims and the Company's counterclaims relating to overdue payments for services rendered by the Company to Aetna's beneficiaries.

     Other insurance companies have filed claims against the Company, similar to those filed by Aetna, that seek unspecified damages and costs. The Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend all lawsuits. The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments. Other private payors have contacted the Company and may assert that NMC received excess payments and, similarly, may join the lawsuits or file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

     In light of the Aetna agreement in principle the Company established a pre-tax accrual of $55 million at December 31, 2001 to provide for the anticipated settlement of the Aetna lawsuit and estimated legal expenses related to the continued defense of other commercial insurer claims and resolution of these claims, including overdue payments for services rendered by the Company to these insurers' beneficiaries. No assurance can be given that the anticipated Aetna settlement will be consummated or that the costs associated with such a settlement or a litigated resolution of Aetna's claims and the other commercial insurers' claims will not exceed the $55 million pre-tax accrual.

     On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W. R. Grace & Co.-Conn ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company (described in greater detail in "Indemnification by W. R. Grace & Co. and Sealed Air Corporation" below) was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W. R. Grace & Company, et al.) and additional class actions were filed subsequently with substantially similar allegations; all cases have either been stayed and transferred to the U.S. District Court or are pending before the U.S. Bankruptcy Court in Delaware in connection with Grace's Chapter 11 proceeding. The Company has requested indemnification from Grace Chemicals and Sealed Air Corporation pursuant to the Merger agreements (see "Indemnification by W.R. Grace & Co. and Sealed Air Corporation"). If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity, from W.R. Grace & Co., Sealed Air Corporation, or their affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received distributions from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

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

     In July, 2000, NMC filed a complaint in the U.S. District Court for the Eastern District of Virginia (National Medical Care, Inc. and Bio-Medical Applications of Virginia, Inc. v. Aetna Life Insurance Co., Inc., Aetna U.S. Healthcare, Inc. and John Does 1-10) seeking recovery against Aetna U.S. Healthcare and health plans administered by Aetna U.S. Healthcare for claims related to primary payor liability for dual eligible ESRD patients under the Omnibus Budget Reconciliation Act of 1993. On January 16, 2001, the Court stayed the action pending resolution of the District of Columbia Court action. The Company's agreement in principle with Aetna establishes a process for resolving these claims.

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

     The Company has also had claims asserted against it and has had lawsuits filed against it relating to businesses that it has acquired or divested. These claims and suits relate both to operation of the businesses and to the acquisition and divestiture transactions. The Company has asserted its own claims, and claims for indemnification. Although the ultimate outcome on the Company cannot be predicted at this time, an adverse result could have a material adverse effect upon the Company's business, financial condition, and results of operations. At December 31, 2001, the Company recorded a pre-tax accrual to reflect anticipated expenses associated with the continued defense and resolution of these claims. No assurances can be given that the actual costs incurred by the Company in connection with the continued defense and resolution of these claims will not exceed the amount of this accrual.

     INDEMNIFICATION BY W. R. GRACE & CO. AND SEALED AIR CORPORATION

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

     Pre-merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W. R. Grace & Co. ("Grace") has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service"); that during those years Grace deducted approximately $122.1 million in interest attributable to corporate owned life insurance ("COLI") policy loans; that Grace has paid $21.2 million of tax and interest related to COLI deductions taken in tax years prior to 1993; and that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation. Subject to certain representations made by Grace, the Company and Fresenius AG, Grace and certain of its affiliates agreed to indemnify the Company against this or other pre-Merger or Merger related tax liabilities.

     Subsequent to the Merger, Grace was involved in a multi-step transaction involving Sealed Air Corporation (formerly known as Grace Holding, Inc.). The Company is engaged in litigation with Sealed Air Corporation ("Sealed Air") to confirm the Company's entitlement to indemnification from Sealed Air for all losses and expenses incurred by the Company relating to pre-Merger tax liabilities and Merger-related claims.

     Subsequent to the Sealed Air transaction Grace and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Company's continuing observation and analysis of the Service's on-going audit of Grace's pre-Merger tax returns, the Sealed Air litigation and the Grace bankruptcy proceedings, and based on its current assessment of the potential impact of these matters on the Company, the Company recorded a pre-tax accrual of $171.5 million at December 31, 2001 to reflect the Company's estimated exposure for liabilities and legal expenses related to the Grace bankruptcy. The Company intends to continue to pursue vigorously its rights to indemnification from Grace and its insurers and former and current affiliates, including Sealed Air, for all costs incurred by the Company relating to pre-Merger tax and Merger-related claims.

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

FRESENIUS MEDICAL CARE HOLDINGS CLASS D PREFERRED SHARES

The Company distributed its Class D Preferred Shares exclusively to W.R. Grace ("Grace") common shareholders in connection with the 1996 reorganization involving Grace and FMC. The Class D Preferred Shares trade over-the-counter only in the United States under the symbol FSMEP.OB.

Holders of the Company's Class D Preferred Shares were entitled to a one-time special dividend if (but only if) conditions specified in the Company's Certificate of Incorporation are met. The Class D Preferred Shares are not entitled to receive any dividends other than this special dividend. In particular, the Company's Class D Preferred Shares are not entitled to any dividend that FMC may pay on FMC Preference shares or FMC ADSs.

      The special dividend is payable only if the cumulative adjusted cash flow to FMC's ordinary shareholders (defined as FMC's net income plus depreciation and amortization) from January 1, 1997 through December 31, 2001 exceeds US$3.7 billion. If FMC's cumulative adjusted cash flow meets that threshold, 44.8% of any amount exceeding US $3.7 billion will be distributed as a special dividend on the Company's Class D Preferred Shares. Based on FMC's calculations which were reviewed by KPMG Deutsche Treuhand-Gesellschaft, Fresenius Medical Care's cumulative consolidated adjusted cash flow for the five year period ended December 31, 2001 was approximately $1.7 billion. Consequently, no special dividend is due or payable with respect to the Class D Preferred Shares.

      The Class D Preferred Shares are redeemable at the Company's sole option after the date it makes its public announcement of the amount of the special dividend (if any) in 2002. The redemption price is the greater of the liquidation preference ($0.10 cents per Class D Preferred Share) and any unpaid special dividend amount. The Company is not, however, required to redeem the Class D Preferred Shares. The Class D Preferred Shares are redeemable at any time at the option of FMCH at a redemption price of $0.10 per share. FMCH intends to redeem the 89 million outstanding Class D Preferred Shares at a total expected redemption price of approximately $9 million in early 2003.

     This description of the material terms of the Company's Class D Preferred Shares is not complete and is qualified in its entirety by the terms of the Company's Certificate of Incorporation. The Company's Certificate of incorporation is on file with the Secretary of the State of New York and the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

                                                  --------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31,
(Dollars in Millions, Except Shares and           --------------------------------------------------------
Per Share Data)                                     2001        2000        1999        1998        1997
                                                  --------    --------    --------    --------    --------
Statement of Operations Data
Continuing Operations
   Net sales                                      $  3,609    $  3,089    $  2,815    $  2,571    $  2,166
   Cost of Sales                                     2,510       2,109       1,880       1,707       1,456
                                                  --------    --------    --------    --------    --------
   Gross Profit                                      1,099         980         935         864         710
   Selling, general and administrative and
      research and development                         675         560         540         529         452
   Special charge for settlement of
      investigation and related costs                   --          --         601          --          --
   Special charge for legal matters                    258          --          --          --          --
                                                  --------    --------    --------    --------    --------
   Operating income (loss)                             166         420        (206)        335         258
      Interest expense (net)                           226         187         202         209         178
      Interest expense on settlement of
         investigation (net)                            --          30          --          --          --
                                                  --------    --------    --------    --------    --------
   Income (loss) from continuing operations
      before income taxes and cumulative
      effect of changes in accounting for
      start up costs                                   (60)        203        (408)        126          80
   Income tax (benefit) expense                         19          98         (81)         74          46
                                                  --------    --------    --------    --------    --------
   Income (loss) from continuing operations
      before cumulative effect of change in
      accounting for start up costs               $    (79)   $    105    $   (327)   $     52    $     34
                                                  --------    --------    --------    --------    --------
Discontinued Operations
   Loss from discontinued operations, net
      of income taxes                                   --          --          --          (9)        (14)
   Loss on disposal of discontinued operations,
      net of income tax benefit                         --          --          --         (97)         --
                                                  --------    --------    --------    --------    --------
    Loss from discontinued operations                   --          --          --        (106)        (14)
                                                  --------    --------    --------    --------    --------
Cumulative effect of change in accounting for
   start up costs, net of tax benefit                   --          --          --          (5)         --
                                                  --------    --------    --------    --------    --------
   Net income (loss)                              $    (79)   $    105    $   (327)   $    (59)   $     20
                                                  ========    ========    ========    ========    ========
Net Income (loss) Per Common and Common
   Equivalent Share:

   Continuing Operations                          $  (0.89)   $   1.16    $  (3.64)   $   0.57    $   0.37
   Discontinued Operations                              --          --          --       (1.18)      (0.15)
   Cumulative effect of accounting change               --          --          --       (0.05)         --
   Net Income                                        (0.89)       1.16       (3.64)      (0.66)       0.22

Weighted average number of shares of
   Common stock and common stock equivalents:

      Primary (000's)                               90,000      90,000      90,000      90,000      90,000


                                                                      AT DECEMBER 31,
                                                  --------------------------------------------------------
                                                    2001        2000        1999        1998        1997
                                                  --------    --------    --------    --------    --------

Balance Sheet Data:
   Working capital (deficit)                      $   (176)   $   (154)   $   (456)   $    294    $    394
   Total assets                                      5,003       4,553       4,645       4,613       4,771
   Total long term debt and capital
      lease obligations                                302         589         616       1,014       1,622
   Mandatorily redeemable preferred securities         692         305          --          --          --
   Stockholders' equity                              1,598       1,726       1,622       1,949       1,987


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

OVERVIEW

     The Company is primarily engaged in (a) providing kidney dialysis services and clinical laboratory testing and (b) manufacturing and distributing products and equipment for dialysis treatment. Throughout the Company's history, a significant portion of the Company's growth has resulted from the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

     The Company derives a significant portion of its net revenues from Medicare, Medicaid and other government health care programs (approximately 57% in 2001). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO, and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

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

SPECIAL CHARGE FOR LEGAL MATTERS

     In the fourth quarter of 2001, the Company recorded a $258 million ($177 after tax) special charge to address 1996 merger related legal matters, estimated liabilities including legal expenses arising in connection with the W.R. Grace Chapter 11 proceedings and the cost of resolving pending litigation and other disputes with certain commercial insurers. In January 2002, the Company reached an agreement in principle to resolve pending litigation with Aetna Life Insurance Company (Aetna). The special charge is primarily comprised of three major components relating to (i) the W.R. Grace bankruptcy, (ii) litigation with commercial insurers and (iii) other legal matters.

     The Company has assessed the extent of potential liabilities as a result of the W.R. Grace Chapter 11 proceedings. The Company accrued $172 million principally representing a provision for income taxes payable for the years prior to the 1996 merger for which the Company has been indemnified by W.R. Grace, but may ultimately be obligated to pay as a result of W.R. Grace's Chapter 11 filing. In addition, that amount includes the costs of defending the Company in litigation arising out of W.R. Grace's Chapter 11 filing.

     The Company has entered into an agreement in principle with Aetna to establish a process for resolving its pending litigation. The Company has included in the special charge the amount of $55 million to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable for Aetna and the other commercial litigants. If the Company is unable to settle the pending matters with any of the remaining commercial insurers, whether on the basis of the

Aetna agreement in principle or otherwise, the Company believes that this charge reasonably estimates the costs and expenses associated with such litigation.

     The remaining amount of $31 million pre-tax was accrued for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters. See also Note 16- "Commitment and Contingencies- Legal Proceedings."

SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS RECORDED IN
1999

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

     In 2001, the Company remitted final payment of $85.9 million pursuant to the Settlement. In addition, the Company received final payment of $5.2 million in the first quarter of 2001 from the U.S. Government, related to the Company's claims for outstanding Medicare receivables. The letter of credit of $89 million at December 31, 2000 securing the settlement obligation was closed out with the last payment.

RESULTS OF OPERATIONS

     The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services.

                                             YEAR ENDED DECEMBER 31,
                                           -----------------------------
                                              (DOLLARS IN MILLIONS)
                                            2001       2000       1999
                                           -------    -------    -------
NET REVENUES
    Dialysis Services ..................   $ 3,149    $ 2,625    $ 2,339
    Dialysis Products ..................       755        717        707
    Intercompany Eliminations ..........      (295)      (253)      (231)
                                           -------    -------    -------
Net Revenues ...........................   $ 3,609    $ 3,089    $ 2,815
                                           =======    =======    =======

Operating Earnings:
    Dialysis Services ..................   $   422    $   403    $   386
    Dialysis Products ..................       138        118        126
                                           -------    -------    -------
Operating Earnings .....................       560        521        512
                                           -------    -------    -------

Other Expenses:
    General Corporate ..................   $   131    $    97    $   113
    Research & Development .............         5          4          4
    Interest Expense, Net ..............       226        187        202
    Interest Expense on Settlement,  Net        --         30         --
    Special Charge for OIG Settlement ..        --         --        601
    Special Charge for Legal Matters ...       258         --         --
                                           -------    -------    -------
Total Other Expenses ...................       620        318        920
                                           -------    -------    -------

Income (Loss) Before Income Taxes ......       (60)       203       (408)
Provision (Benefit)  for Income Taxes ..        19         98        (81)
                                           -------    -------    -------
Income (Loss) ..........................   $   (79)   $   105    $  (327)
                                           -------    -------    -------

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net revenues for the year ended December 31, 2001 increased by 17% ($520 million) over the comparable period in 2000. Excluding the effects of the special charge for legal matters of $258 million ($177 million after tax) recorded in the fourth quarter 2001, net income for the year 2001 would have decreased by 7% ($7 million) as a result of increased operating earnings ($39 million), offset by increased corporate expense ($34 million, including foreign exchange losses of $15 million), interest expense ($9 million) and income taxes ($2 million).

     DIALYSIS SERVICES

     Dialysis Services net revenues increased by 20% to $3,132 million (net of $17 million of intercompany sales); 10% attributable to base business revenue growth and 10% to acquisitions. The increase in dialysis services revenue resulted primarily from a $404 million (15%) increase in treatment volume, reflecting both base business growth and the impact of 2001 and 2000 acquisitions. Revenue was also favorably impacted by an increase in revenue per treatment of approximately $118 million (5%) as an aggregate result of increased Medicare reimbursement rates, increased ancillary services and introduction of perfusion services, as compared to 2000. For the year 2001 EPO represented approximately 27% of dialysis services revenue and approximately 24% of total revenue.

     Medicare reimbursement rates increased 1.2% as of January 1, 2001 due to legislation passed in January 2000. Additional legislation passed during the fourth quarter 2000 provided for an additional 1.2% rate increase. However, this second increase was delayed until April 1, 2001 at which time rates were increased to make up for this delay. Dialysis Services operating earnings grew by 5% in 2001 due primarily to increased treatment volume, improved treatment rates, increased ancillary services and increased earnings from laboratory testing. The operating earnings margin decreased 2% from 15.4% in 2000 to 13.4% in 2001. This was mainly due to delayed earnings contributed from the Everest acquisition, expenses caused by dialysis services converting from re-use to single use dialyzers, an increase in personnel expenses not fully compensated for by the increase in reimbursement rates, higher bad debt expenses relating to changes in payor mix and aging of accounts receivable and increased costs to certify new clinics. The lower operating earnings contribution from Everest was caused by transition and integration costs that occurred during the first half of the year.

     DIALYSIS PRODUCTS

     Dialysis Products net revenues decreased slightly to $477 million (net of $278 million of intercompany sales). This is primarily attributable to a shortfall in reuse dialyzer sales, increased sales of single use dialyzers and a loss of large sales accounts.

     Dialysis Products operating earnings increased by 17% to $138 million. This increase was primarily the result of decreased freight and distribution costs (4%), improvements in gross margin (4%), and reductions in other manufacturing and operating costs (9%).

     OTHER EXPENSES

     Excluding the effects of the special charge for legal matters of $258 million recorded in the fourth quarter of 2001, the Company's other expenses for 2001 increased by 14% ($44 million) over the comparable period of 2000. General corporate expenses increased by $34 million and interest expense increased by $9 million. The increases in general corporate expenses were primarily due to foreign exchange fluctuations ($15 million resulting from $7 million foreign exchange losses in 2001 versus $8 million foreign exchange gains in 2000), increased health and general liability insurance costs ($8 million), increased legal fees ($2 million) and increases in other general expenses ($9 million).

     The increase of $9 million in interest expense is the net result of increased expenses of $39 million related to a change in mix of debt instruments offset by $30 million decrease in interest expense recorded in 2000 related to the settlement of the OIG investigation in 2000.

     INCOME TAXES

     The Company has recorded income tax provisions of $19 million and $98 million for the years 2001 and 2000, respectively. Excluding the tax benefit of $81 million for the special charge for legal matters, the effective income tax rate of 2001 is higher than 2000 due primarily to non-deductible merger goodwill.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

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

     DIALYSIS SERVICES

     Dialysis Services net revenues for 2000 increased by 12% ($286 million) over 1999, primarily as a result of a 9% increase in the number of treatments provided, the impact of increased Medicare reimbursement rates, consolidation of joint ventures, higher revenues in other pharmaceuticals and increased laboratory testing revenues. The treatment increase was a result of base business growth and the impact of 1999 and 2000 acquisitions. The laboratory testing revenues increased as a result of higher patient volume.

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

     In 2001, the Company remitted final payment of $85.9 million pursuant to the Settlement. In addition, the Company received final payment of $5.2 million in the first quarter of 2001 from the U.S. Government, related to the Company's claims for outstanding Medicare receivables. The letter of credit of $89 million at December 31, 2000 securing the settlement obligation was closed out with the last payment.

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

LIQUIDITY AND CAPITAL RESOURCES

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The Company's cash requirements in 2001 and 2000, including acquisitions and capital expenditures, have been funded by cash generated from operations, additional intercompany borrowings, borrowings under the credit facility ("NMC Credit Facility"), and net increases in a receivable financing facility.

     Cash from operations has increased by $91 million from $263 million in 2000 to $354 million in 2001. The improvement is primarily related to favorable changes in operating assets and liabilities of $382 million offset by decreased earnings ($184 million, including the special charge for legal matters) and decreases in net income adjustments of $107 million.

     The movement in operating assets and liabilities includes the collection of $5 million related to IDPN receivables. Increases in accounts receivable of $133 million for the period ended December 31, 2001 are primarily due to the Company's revenue growth and the impact of acquisitions, offset by a two day reduction in days sales outstanding. Decreases in accounts payable were primarily due to timing of disbursements. Cash on hand was $27 million and $33 million at December 31, 2001 and 2000, respectively.

     Net cash flows used in investing activities totaled $436 million in 2001 compared to $220 million in 2000. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Acquisitions totaled $289 million in 2001 (including Everest for $266 million) and $116 million in 2000, respectively, net of cash acquired. In 2001, the Company also funded another $99 million in consideration for Everest through the issuance of 2.25 million FMC preference shares. Capital expenditures of $125 million and $104 million in 2001 and 2000, respectively, were made for new clinics, improvements to existing clinics and expansion and maintenance of production facilities.

     Net cash flows provided by financing activities totaled $75 million in 2001 compared to net cash flows used of $23 million in 2000. For the twelve months ended December 31, 2001, the Company made final payments to the U.S. Government totaling $86 million pursuant to the January 2000 Settlement Agreement. In addition, debt and capital lease obligations decreased by $290 million, primarily due to the pay down of the Company's credit facility of $282 million. Proceeds from financing activities in 2001 included $284 million (net of mark to market change of $5 million) for the issuance of mandatorily redeemable preferred stock to an affiliated company.

     The Company has an asset securitization facility (the "Accounts Receivable Facility") whereby receivables of NMC and certain affiliates are sold to NMC Funding Corporation (the "Transferor"), a wholly-owned subsidiary of NMC, and subsequently the Transferor transfers and assigns percentage ownership interests in receivables to certain bank investors. The amount of the accounts receivable facility was last amended on December 21, 2001, when the Company increased the accounts receivable facility to $560 million and extended its maturity to October 24, 2002.

     For the twelve months ended December 31, 2001, the Company had decreased its borrowings under the accounts receivable facility by $3 million from $445 million at December 31, 2000 to $442 million at December 31, 2001. Outstanding amounts under the Accounts Receivable Facility are reflected as reductions in accounts receivable.

     The Company's capacity to generate cash from the accounts receivable facility depends on the availability of sufficient accounts receivable that meet certain criteria defined in the agreement with the third party funding corporation. A lack of availability of such accounts receivable may have a material impact on the Company's ability to utilize the facility for its financial needs.

     At December 31, 2001, the Company had additional borrowing capacity of approximately $697 million (including letters of credit of $216 million) under the NMC Credit Facility and $118 million under its accounts receivable facility.

OBLIGATIONS

CONTRACTUAL CASH OBLIGATIONS                           PAYMENTS DUE BY PERIOD OF
                                              --------------------------------------------------
                                                TOTAL        1 YEAR     1-4 YEARS   OVER 4 YEARS
                                              ----------   ----------   ----------  ------------
Mandatorily Redeemable Preferred Securities   $  692,330   $  338,234   $  354,096   $       --
Long Term Debt                                   450,627      150,027      300,600           --
Capital Lease Obligations                          3,694        2,019        1,675           --
Operating Leases                                 858,085      166,644      548,231      143,210
Unconditional Purchase Obligation                137,387       61,351       76,036           --
Borrowings from Affiliates                     1,297,029      291,360      350,995      654,674
                                              ----------   ----------   ----------   ----------
   Total Contractual Cash Obligations         $3,439,152   $1,009,635   $1,631,633   $  797,884
                                              ==========   ==========   ==========   ==========

OTHER COMMERCIAL COMMITMENTS                            EXPIRATION PER PERIOD OF
                                              --------------------------------------------------
                                                TOTAL        1 YEAR     1-4 YEARS   OVER 4 YEARS
                                              ----------   ----------   ----------  ------------
Unused Senior Credit Lines                    $  481,900   $       --   $  481,900   $       --
Standby Letters of Credit                        215,554           --      215,554           --
                                              ----------   ----------   ----------   ----------
    Total Other Commercial Commitments        $  697,454   $       --   $  697,454   $       --
                                              ==========   ==========   ==========   ==========


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

CRITICAL ACCOUNTING POLICIES

     The Company has identified the following selected accounting policies and issues that the Company believes are critical to understand the financial reporting risks presented in the current economic environment. These matters and judgements, and uncertainties affecting them, are also essential to understanding the Company's reported and future operating results. See Notes to Consolidated Financial Statements - Note 2, "Summary of Significant Accounting Policies."

     RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS

     The growth of the Company's business through acquisitions has created a significant amount of intangible assets, including goodwill, patient relationships, tradenames and other. At December 31, 2001, the carrying amount of net intangible assets amounted to $3,419 million representing approximately 68% of our total assets. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. As discussed in Note 2 to the Consolidated Financial Statements, any impairment is tested by a comparison of the carrying amount of intangible assets to future net cash flows expected to be generated. If such intangible assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     A prolonged downturn in the healthcare industry with lower than expected increases in reimbursement rates and/or higher than expected costs for providing our healthcare services could adversely affect the Company's estimates of future net cash flows in any given country or segment. Consequently, it is possible that the Company's future operating results could be materially and adversely affected by additional impairment charges related to goodwill.

     LEGAL CONTINGENCIES

     The Company is a party to litigation relating to a number of matters, including the commercial insurer litigation, OBRA 93, W.R. Grace & Co. bankruptcy and Sealed Air Corporation indemnification and other litigations arising in the ordinary course of the Company's business as described in Note 16 "Commitments and Contingencies" in the Company's Consolidated Financial Statements. The outcome of these matters may have a material effect on the Company's financial position, results of operations or cash flows.

     The Company regularly analyzes current information including, as applicable, our defenses and provides accrual for probable contingent losses including the estimated legal expenses to resolve the matter. The Company uses the resources of its internal legal department as well as external lawyers for the assessment. In making the decision, the Company considers the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of contingent loss.

     If an unfavorable outcome is probable but the amount of loss cannot be reasonably estimated by management, appropriate disclosure is provided, but no contingent losses are accrued. The filing of a suit or formal assertion of a claim or assessment does not automatically indicate that accrual of a loss may be appropriate.

     REVENUE RECOGNITION

     Revenues are recognized on the date services and related products are provided/shipped and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare and Medicaid. The Company records an allowance for estimated uncollectible accounts receivable based upon an analysis of historical collection experience. The analysis considers difference in collection experience by payor mix and aging of the accounts receivable. From time to time, the Company reviews the accounts receivable for changes in historical collection experience to ensure the appropriateness of the allowances. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

     Net Revenues from machines sales for 2001, 2000 and 1999 include $46.2 million, $54.5 million and $36.0 million, respectively, of net revenues for machines sold to a third party leasing company which are utilized by the dialysis services division to provide services to our customers. The profits on these sales are deferred and amortized to earnings over the lease terms.

     SELF INSURANCE PROGRAMS

     The Company is self-insured for professional, product and general liability, auto and worker's compensation claims up to predetermined amounts above which third party insurance applies. Estimates include ultimate costs for both reported and incurred but not reported claims.

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

     The Company adopted the provisions of SFAS 141 immediately, and will adopt SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 is not amortized, but will be evaluated for impairment in accordance with SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

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

     Because of the extensive effort needed to comply with adopting SFAS 142, it is currently not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     However, based on our current assessments and subject to continuing analysis, had SFAS 142 been effective as of January 1, 2001 the Company estimates that there would have been a favorable impact to pre-tax earnings of approximately $100 million. The favorable pre-tax impact in 2002 should approximate $90 million.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses the reporting requirements for the retirement of tangible long-lived assets and asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of SFAS No. 143 on its results of operations.

     In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less selling costs. SFAS 144 also broadens the reporting of discontinued operations and will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company is currently reviewing the impact of adopting this statement.

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

     The Company enters into foreign exchange contracts that are designated as, and effective as, hedges for forecasted purchase transactions. Also, since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to synthetically change certain variable-rate debt obligations to fixed-rate obligations, as well as options to mitigate the impact of interest rate fluctuations.

     Gains and losses on foreign exchange contracts accounted for as hedges are deferred in other assets or liabilities. The deferred gains and losses are recognized as adjustments to the underlying hedged transaction when the future sales or purchases are recognized. Interest rate swap payments and receipts are recorded as part of interest expense. The fair value of the swap contracts is recognized in other liabilities in the financial statements. Cash flows from derivatives are recognized in the consolidated statement of cash flows in the same category as the item being hedged.

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

     At December 31, 2001, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is approximately ($66.6 million). The table below presents information on the Company's significant debt obligations, some of which are subject to interest rate changes, and the interest rate protection agreements used to hedge both long-term and short-term obligations.

                             Interest Rate Exposure
                                December 31, 2001
                                  ($ millions)

                                                  2002   2003   2004  Thereafter   Totals
                                                  ----   ----   ----  ----------   ------
Principal Payments Due on NMC Credit Facility     $150   $301                       $451
    Variable Interest Rate of approx. 3.24%

Principal Payments Due on A/R Facility            $442                              $442
    Variable Interest Rate of approx. 1.97%

Borrowings from Affiliates
    Variable Interest Rate  of 2.40%-2.85%        $291                              $291

    Fixed Interest Rate = 9.25%                                           $351      $351
    Fixed Interest Rate = 8.43%                                           $437      $437
    Fixed Interest Rate = 8.25%                                           $217      $217
Interest Rate Agreements (notional amounts)       $750   $300                     $1,050
    Average Fixed Pay Rate = 6.52%                6.49%  6.61%
    Receive Rate = 3-Month LIBOR

     At December 31, 2001, the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is approximately ($13.3 million). The Company had outstanding contracts covering the purchase of $686.0 million Euros ("EUR") at an average contract price of $0.9067 per EUR, contracts covering the purchase of 84.0 million Mexican Pesos at an average contract price of 9.9992 per US dollar, and contracts covering the sale of 14.1 million Canadian Dollars at an average contract price of .6388 per C$, all contracts for delivery between January 2002 and November 2003.

     The Company's hedging strategy vis-a-vis the above-mentioned market risks has not changed significantly from 2000 to 2001. For additional information, see also "Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies - Derivative Financial Instruments" and "Notes to Consolidated Financial Statements - Note 14. Financial Instruments".

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G. (3) to Form 10-K, the information required by Part III is incorporated by reference to the Company's definitive information statement to be filed by April 30, 2002.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements

The following consolidated financial statements are filed with this report:

     Report of Independent Auditors.

     Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999.

     Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000, and 1999.

     Consolidated Balance Sheets as of December 31, 2001 and 2000.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.

     Consolidated Statements of Changes in Equity for the Years Ended December 31, 2001, 2000, and 1999.

     Schedule of Valuation and Qualifying Accounts as of December 31, 2001, 2000, and 1999.

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

          (b) Reports on Form 8-K.

              No current reports were filed during the fourth quarter of 2001.

     (c) Exhibits.

     Exhibits. The following exhibits are filed or incorporated by reference as required by Item 601 of Regulation S-K.


EXHIBIT NO.                                                       DESCRIPTION
-----------
Exhibit 2.1 Agreement and Plan of Reorganization dated as of February 4, 1996 between W. R. Grace & Co. and Fresenius AG (incorporated herein by reference to Appendix A to the Joint Proxy Statement-Prospectus of Fresenius Medical Care AG, W. R. Grace & Co. and Fresenius USA, Inc. dated August 2, 1996 and filed with the Commission on August 5, 1996).

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

Exhibit 4.15 Amendment No. 13 dated as of December 17, 2001 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.), as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent (filed herewith).

Exhibit 4.16 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 4.17 Fresenius Medical Care Aktiengesellschaft 2001 International Stock Incentive Plan (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG filed August 2, 2001 (Registration No. 333-66558)).

Exhibit 4.18 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.19 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.20 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.21 Senior Subordinated Indenture dated as of June 6, 2001 among Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG dated August 2, 2001 (Registration No. 333-66558)).

Exhibit 4.22 Senior Subordinated Indenture dated as of June 15, 2001 among Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG dated August 2, 2001 (Registration No. 333-66558)).

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

Exhibit 10.4 Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC Funding Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.5 Amendment dated as of September 28, 1998 to the Receivables Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care, Inc., as Seller (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 10.6 Amended and Restated Transfer and Administration Agreement dated as September 27, 1999 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 30, 2000).

Exhibit 10.7 Amendment No. 2 to Amended and Restated Transfer and Administration Agreement dated as October 26, 2000 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.8 Amendment No. 5 to Amended and Restated Transfer and Administration Agreement dated as December 21, 2001 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent (filed herewith).

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

Exhibit 10.17 Corporate Integrity Agreement between the Offices of Inspector General of the Department of Health and Human Services and Fresenius Medical Care Holdings, Inc. dated as of January 18, 2000 (incorporated herein by reference to the Form 8-K of the Registrant filed with the Commission on January 21, 2000).

Exhibit 11     Statement re: Computation of Per Share Earnings.


Schedule II    Valuation and Qualifying Accounts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002                     FRESENIUS MEDICAL CARE HOLDINGS, INC.

                                        By: /s/ Ben J. Lipps
                                            ------------------------------------
                                            Ben J. Lipps, President
                                            (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                                 TITLE                        DATE
     ----                                 -----                        ----

/s/ Ben J. Lipps              President and Director               April 1, 2002
--------------------------    (Chief Executive Officer)
Ben J. Lipps

/s/ Jerry A. Schneider        Chief Financial Officer, Treasurer   April 1, 2002
-------------------------     and Director (Chief Financial and
Jerry A. Schneider            Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                        KPMG LLP

February 26, 2002
Boston, MA

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                 2001            2000           1999
                                                             -----------     -----------    -----------
NET REVENUES
   Health care services .................................    $ 3,131,733     $ 2,609,108    $ 2,324,322
   Medical supplies .....................................        477,818         480,067        490,911
                                                             -----------     -----------    -----------
                                                               3,609,551       3,089,175      2,815,233
                                                             -----------     -----------    -----------

EXPENSES
   Cost of health care services .........................      2,178,085       1,768,914      1,542,965
   Cost of medical supplies .............................        332,770         339,908        336,749
   General and administrative expenses ..................        335,961         269,574        276,408
   Provision for doubtful accounts ......................         85,448          62,949         42,243
   Depreciation and amortization ........................        246,819         222,870        217,952
   Research and development .............................          5,462           4,127          4,065
   Interest expense, net, and related financing costs
      including $134,557, $110,746 and  $88,679 interest
      with affiliates ...................................        226,480         187,315        201,915

   Interest expense on settlement of investigation, net .             --          29,947             --
   Special charge for settlement of investigation and
      related costs .....................................             --              --        601,000
   Special charge for legal matters .....................        258,159              --             --
                                                             -----------     -----------    -----------
                                                               3,669,184       2,885,604      3,223,297
                                                             -----------     -----------    -----------

INCOME (LOSS) BEFORE  INCOME TAXES ......................        (59,633)        203,571       (408,064)
PROVISION (BENEFIT) FOR INCOME TAXES ....................         19,623          98,321        (81,037)
                                                             -----------     -----------    -----------

NET INCOME (LOSS) .......................................    $   (79,256)    $   105,250    $  (327,027)
                                                             ===========     ===========    ===========

Basic and fully dilutive (loss) earnings per share ......    $     (0.89)    $      1.16    $     (3.64)


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                        TWELVE MONTHS ENDED DECEMBER 31,
                                     -------------------------------------
                                       2001          2000          1999
                                     ---------     ---------     ---------

NET INCOME (LOSS)                    $ (79,256)    $ 105,250     $(327,027)

Other comprehensive income
   Foreign currency translation
     adjustments                          (130)         (174)         (625)
   Derivative instruments,
   (net of deferred tax $26,514)       (50,929)           --            --
                                     ---------     ---------     ---------
   Total other comprehensive loss      (51,059)         (174)         (625)
                                     ---------     ---------     ---------
COMPREHENSIVE INCOME (LOSS)          $(130,315)    $ 105,076     $(327,652)
                                     =========     =========     =========


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,
                                                    ----------------------------
                                                       2001            2000
                                                    -----------     -----------

ASSETS

Current Assets:
  Cash and cash equivalents ....................    $    26,786     $    33,327
  Accounts receivable, less allowances of
    $103,859 and $80,466 .......................        423,912         318,391
  Inventories ..................................        202,221         191,699
  Deferred income taxes ........................        196,831         123,190
  Other current assets .........................        119,592         139,082
  IDPN accounts receivable .....................             --           5,189
                                                    -----------     -----------
    Total Current Assets .......................        969,342         810,878
                                                    -----------     -----------

Properties and equipment, net ..................        520,620         456,936
                                                    -----------     -----------

Other Assets:
  Excess of cost over the fair value of net
    assets acquired and other intangible assets,
    net of accumulated amortization of $718,939
    and $564,880 ...............................      3,418,544       3,222,044
  Other assets and deferred charges ............         94,460          63,500
                                                    -----------     -----------
    Total Other Assets .........................      3,513,004       3,285,544
                                                    -----------     -----------
Total Assets ...................................    $ 5,002,966     $ 4,553,358
                                                    ===========     ===========

LIABILITIES AND EQUITY

Current Liabilities:
  Note payable for settlement of investigation .    $        --     $    85,920
  Current portion of long-term debt and
    capitalized lease obligations ..............        152,046         151,268
  Current portion of borrowing from affiliates .        291,360         341,643
  Accounts payable .............................        125,530         139,754
  Accrued liabilities ..........................        231,378         228,025
  Accrued special charge for legal matters .....        221,812              --
  Net accounts payable to affiliates ...........         39,934           6,317
  Accrued income taxes .........................         83,654          11,525
                                                    -----------     -----------
    Total Current Liabilities ..................      1,145,714         964,452
Long-term debt .................................        300,600         588,526
Non-current borrowings from affiliates .........      1,005,669         786,865
Capitalized lease obligations ..................          1,675             911
Deferred income taxes ..........................        113,046         122,946
Other liabilities ..............................        146,170          58,188
                                                    -----------     -----------
    Total Liabilities ..........................      2,712,874       2,521,888
                                                    -----------     -----------

Mandatorily Redeemable Preferred Securities ....        692,330         305,500
                                                    -----------     -----------

Equity:
  Preferred stock, $100 par value ..............          7,412           7,412
  Preferred stock, $.10 par value ..............          8,906           8,906
  Common stock, $1 par value; 300,000,000 shares
    authorized; outstanding 90,000,000 .........         90,000          90,000
  Paid in capital ..............................      1,945,014       1,942,387
  Retained deficit .............................       (402,749)       (322,973)
  Accumulated comprehensive income (loss) ......        (50,821)            238
                                                    -----------     -----------
    Total Equity ...............................      1,597,762       1,725,970
                                                    -----------     -----------
Total Liabilities and Equity ...................    $ 5,002,966     $ 4,553,358
                                                    ===========     ===========


          See accompanying Notes to Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               TWELVE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              2001          2000          1999
                                                            ---------     ---------     ---------
Cash Flows from Operating Activities:
  Net income (loss) ....................................    $ (79,256)    $ 105,250     $(327,027)
  Adjustments to reconcile net income to net cash from
  operating activities:
    Depreciation and amortization ......................      246,819       222,870       217,952
    Write-off of receivables relating to settlement
      of investigation .................................           --            --        94,349
    Provision for doubtful accounts ....................       85,448        62,949        42,243
    Deferred income taxes ..............................      (68,302)       84,900       (93,124)
    Loss on disposal of properties and equipment .......          965           970           713

Changes in operating assets and liabilities, net of
  effects of purchase acquisitions and foreign exchange:
    Increase  in accounts receivable ...................     (133,225)     (194,772)     (112,095)
    Increase in inventories ............................       (5,401)       (7,472)      (12,606)
    Decrease (increase)  in other current assets .......       21,345        (6,025)      (21,300)
    Decrease in IDPN receivables .......................        5,189        53,962            --
    (Increase) decrease in other assets and deferred
      charges ..........................................       (3,561)       (3,025)        1,646
    (Decrease) increase in accounts payable ............      (31,810)        5,976        25,855
    Increase (decrease) in accrued income taxes ........       72,179          (908)           22
    (Decrease) increase in accrued liabilities .........      (10,922)      (65,227)      356,539
    Increase in accrued special charge for legal
      matters ..........................................      221,812            --            --
    Increase in other long-term liabilities ............        2,187        12,035       102,795
    Net changes due to/from affiliates .................       38,213        (6,044)       (5,605)
    Other, net .........................................       (7,335)       (2,126)      (17,088)
                                                            ---------     ---------     ---------
  Net cash provided by operating activities of
    continued operations ...............................      354,345       263,313       253,269
                                                            ---------     ---------     ---------
  Net cash used in operating activities of discontinued
    operations .........................................           --            --        (3,782)
                                                            ---------     ---------     ---------
  Net cash provided by operating activities ............      354,345       263,313       249,487
                                                            ---------     ---------     ---------
Cash Flows from Investing Activities:
    Capital expenditures ...............................     (124,621)     (104,199)      (81,330)
    Payments for acquisitions, net of cash acquired ....     (288,924)     (115,601)      (65,235)
    Increase in other assets ...........................      (22,754)           --            --
                                                            ---------     ---------     ---------
  Net cash used in investing activities ................     (436,299)     (219,800)     (146,565)
                                                            ---------     ---------     ---------

Cash Flows from Financing Activities:
    Payments on settlement of investigation ............      (85,920)     (386,815)           --
    Net increase (decrease) in borrowings from
      affiliates .......................................      168,521       (32,947)      172,455
    Cash dividends paid ................................         (520)         (520)         (520)
    Proceeds from mandatorily redeemable preferred
      securities .......................................      284,403       305,500            --
    Proceeds from issuance of debt .....................           --            --            37
    Net (decrease) increase from receivable financing
      facility .........................................       (3,300)      110,300        29,400
    Payments on debt and capitalized leases ............     (290,324)      (17,660)     (298,587)
    Other, net .........................................        2,628          (647)          799
                                                            ---------     ---------     ---------

  Net cash provided by (used in) financing activities ..       75,488       (22,789)      (96,416)
                                                            ---------     ---------     ---------
Effects of changes in foreign exchange rates ...........          (75)           40          (522)
                                                            ---------     ---------     ---------
Change in cash and cash equivalents ....................       (6,541)       20,764         5,984
Cash and cash equivalents at beginning of period .......       33,327        12,563         6,579
                                                            ---------     ---------     ---------
Cash and cash equivalents at end of period .............    $  26,786     $  33,327     $  12,563
                                                            =========     =========     =========


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               TWELVE MONTHS ENDED
                                                      -------------------------------------
                                                        2001          2000          1999
                                                      ---------     ---------     ---------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .....................................    $ 196,289     $ 223,847     $ 216,647
    Income taxes paid, net .......................       16,024        14,882         8,344

Details for Acquisitions:
    Assets acquired ..............................      423,202       117,935        65,256

    Liabilities assumed ..........................      (34,156)       (2,334)          (21)
    Equity consideration..........................      (99,479)           --            --
                                                      ---------     ---------     ---------
    Cash paid ....................................      289,567       115,601        65,235
    Less cash acquired ...........................          643            --            --
                                                      ---------     ---------     ---------
    Net cash paid for acquisitions ...............    $ 288,924     $ 115,601     $  65,235
                                                      =========     =========     =========


           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               Capital in
                                   Preferred Stocks         Common Stock         Excess       Retained      Other
                                 --------------------   --------------------     of Par       Earnings   Comprehensive   Total
                                   Shares     Amount      Shares     Amount       Value       (Deficit)     Income       Equity
                                 ----------   -------   ----------   -------   -----------    ---------  ------------- -----------
BALANCE, DECEMBER 31, 1998       89,136,435   $16,318   90,000,000   $90,000   $ 1,942,235    $(100,156)   $  1,037    $ 1,949,434
Net Loss                                 --        --           --        --            --     (327,027)         --       (327,027)
Cash dividends on preferred
  stock                                  --        --           --        --            --         (520)         --           (520)
Tax benefit of dispositions of
  stock options                          --        --           --        --           822           --          --            822
Other comprehensive income               --        --           --        --            --           --        (625)          (625)
Other adjustments                        --        --           --        --           (23)          --          --            (23)
                                 ----------   -------   ----------   -------   -----------    ---------    --------    -----------
BALANCE, DECEMBER 31, 1999       89,136,435   $16,318   90,000,000   $90,000   $ 1,943,034    $(427,703)   $    412    $ 1,622,061
                                 ==========   =======   ==========   =======   ===========    =========    ========    ===========
Net Income                               --        --           --        --            --      105,250          --        105,250
Cash dividends on preferred
  stock                                  --        --           --        --            --         (520)         --           (520)
Other comprehensive income               --        --           --        --            --           --        (174)          (174)
Other adjustments                        --        --           --        --          (647)          --          --           (647)
                                 ----------   -------   ----------   -------   -----------    ---------    --------    -----------
BALANCE, DECEMBER 31, 2000       89,136,435   $16,318   90,000,000   $90,000   $ 1,942,387    $(322,973)   $    238    $ 1,725,970
                                 ==========   =======   ==========   =======   ===========    =========    ========    ===========
Net Loss                                 --        --           --        --            --      (79,256)         --        (79,256)
Cash dividends on preferred
  stock                                  --        --           --        --            --         (520)         --           (520)
Other comprehensive income -
  FX                                     --        --           --        --            --           --        (130)          (130)
Other comprehensive income -
  FAS 133                                --        --           --        --            --           --     (50,929)       (50,929)
Other adjustments
                                         --        --           --        --         2,627           --          --          2,627
                                 ----------   -------   ----------   -------   -----------    ---------    --------    -----------
BALANCE, DECEMBER 31, 2001       89,136,435   $16,318   90,000,000   $90,000   $ 1,945,014    $(402,749)   $(50,821)   $ 1,597,762
                                 ==========   =======   ==========   =======   ===========    =========    ========    ===========

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

BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION

     The consolidated financial statements in this report at December 31, 2001, 2000 and 1999, respectively, have been prepared in accordance with accounting principles general accepted in the United States of America. These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the consolidated results for all periods presented.

     All intercompany transactions and balances have been eliminated in consolidation.

     All assets acquired and liabilities assumed are recorded at fair value. Any excess of the purchase price over the fair value of net assets acquired is capitalized as goodwill and amortized over the estimated period of benefit on a straight-line basis. Pursuant to SFAS 141, Business Combinations, in connection with SFAS 142, Goodwill and Intangible Assets, goodwill arising from business combinations accounted for as a purchase after June 30, 2001, is no longer amortized.

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

                                                TWELVE MONTHS ENDED
                                                   DECEMBER 31,
                                            --------------------------
                                             2001      2000      1999
                                            ------    ------    ------
The weighted average number of shares of
  Common Stock were as follows .........    90,000    90,000    90,000
                                            ======    ======    ======

Net income (loss) used in the computation of earnings per share is as follows:

                                                                   TWELVE MONTHS ENDED
                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                             2001         2000          1999
                                                           --------     ---------     ---------
CONSOLIDATED

Net income (loss) .....................................    $(79,256)    $ 105,250     $(327,027)

Dividends paid on preferred stocks ....................        (520)         (520)         (520)
                                                           --------     ---------     ---------

Income (loss) used in per share computation of earnings    $(79,776)    $ 104,730     $(327,547)
                                                           ========     =========     =========

Basic and fully dilutive earnings (loss) per share ....    $  (0.89)    $    1.16     $   (3.64)
                                                           ========     =========     =========


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

     The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax losses of $40 million ($67 million pretax) for the twelve months ended December 31, 2001 were deferred in other comprehensive income. Interest payable and interest receivable under the swap terms are accrued and recorded as an adjustment to interest expense at each reporting date.

     The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases. After tax losses of $0.4 million ($0.6 million pretax) for the twelve months ended December 31, 2001 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

     The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. Ineffective amounts had no material impact on earnings for the twelve months ended December 30, 2001.

     Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings.

     EVEREST ACQUISITION

     On January 8, 2001, FMC acquired Everest Healthcare Services Corporation (now known as Everest Healthcare Holdings, Inc., "Everest") through a merger of Everest into a subsidiary of FMC at a purchase price of $365 million. Approximately $99 million was funded by the issuance of 2.25 million FMC preference shares to Everest shareholders. The remaining purchase price was paid with cash of $266 million, including assumed debt. Everest owned, operated or managed approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the United States. Everest also operated extracorporeal blood services and acute dialysis businesses that provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. On August 22, 2001 FMC transferred its interests in Everest to the Company at its book value. There was no gain or loss recorded on this sale as it is a transfer between entities under common control. The consolidated operations and cash flows of the Company for the twelve months ended December 31, 2001 include the consolidated operations and cash flows of Everest retroactive to January 1, 2001. Accordingly, the Company's previously reported revenues and results of operations for the six months ended June 30, 2001 have been restated to include Everest revenues and earnings of $134 million and $11 million, respectively. In addition Everest assets and liabilities of approximately $417 million and $306 million, including intercompany obligations of $79 million at June 30, 2001, have been transferred to the Company.

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

     Net Revenues from machines sales for 2001, 2000 and 1999 include $46.2 million, $54.5 million and $36.0 million, respectively, of net revenues for machines sold to a third party leasing company which are utilized by the dialysis services division to provide services to our customers. The profits on these sales are deferred and amortized to earnings over the lease terms.

     CONCENTRATION OF CREDIT RISK

     The Company is engaged in providing kidney dialysis treatment, clinical laboratory testing and other ancillary services and in the manufacture and sale of products for all forms of kidney dialysis principally to health care providers throughout the world. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral.

     A significant percentage of the Company's health care services revenues are paid by and subject to regulations under governmental programs, primarily Medicare and Medicaid, health care programs administered by the United States government.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTIES AND EQUIPMENT

     Properties and equipment are stated at cost. Significant improvements are capitalized; repairs and maintenance costs that do not extend the lives of the assets are charged to expense as incurred. Property and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any resulting gain or loss is included in income when the assets are disposed.

     The cost of properties and equipment is depreciated over estimated useful lives on a straight - line basis as follows: buildings - 20 to 40 years, equipment and furniture - 3 to 10 years, equipment under capital leases and leasehold improvements - the shorter of the lease term or useful life. For income tax purposes, depreciation is calculated using accelerated methods to the extent permitted.

     The Company capitalizes interest on borrowed funds during construction periods. Interest capitalized during 2001, 2000 and 1999 was $3,397, $2,705, and $1,500 respectively.

     EXCESS OF COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

     In accordance with SFAS 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets, goodwill and identifiable intangibles with indefinite lives from business combinations consummated after June 30, 2001 are not amortized whereas other identifiable intangibles are amortized. See "New Pronouncements".

     For business combinations consummated on or before June 30, 2001, goodwill and identifiable assets are amortized. The Company has adopted the following useful lives and methods to amortize intangible assets: trade name, 40 years; goodwill--25 to 40 years on a straight-line basis; acute care agreements - over the term of the agreement, generally from 1 to 2 years; patient relationships and other intangible assets - over the estimated period to be benefited, generally from 5 to 6 years on a straight line basis.

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired on business combinations accounted for as a purchase.

     DEBT ISSUANCE COSTS

     Costs related to the issuance of debt are amortized over the term of the related obligation.

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

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See "New Pronouncements".

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

     Gains and losses resulting from the translation of revenues and expenses and intercompany borrowings, which are not considered equity investments, are included in general and administrative expense. Translation gains (losses) amounted to ($4,519), $5,927 and $58 for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

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

     LEGAL COSTS

     The Company accrues for loss contingencies when they are probable and can be reasonably estimable. Included in the Company's accrual is an estimate of the legal costs associated with the contingencies.

     NEW PRONOUNCEMENTS

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

     The Company adopted the provisions of SFAS 141 immediately, and will adopt SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 is not amortized, but will be evaluated for impairment in accordance with SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

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

     Because of the extensive effort needed to comply with adopting SFAS 142, it is currently not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     However, based on our current assessments and subject to continuing analysis, had SFAS 142 been effective as of January 1, 2001 the Company estimates that there would have been a favorable pre-tax impact to pre-tax earnings of approximately $100 million. The favorable impact in 2002 should approximate $90 million.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses the reporting requirements for the retirement of tangible long-lived assets and asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of adopting this statement.

     In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less selling costs. SFAS 144 also broadens the reporting of discontinued operations and will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company is currently reviewing the impact of adopting this statement.

     RECLASSIFICATION

     Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

NOTE 3. ACQUISITIONS

     The Company acquired certain health care facilities for a total consideration of $388,403, $115,601 and $65,235 for the twelve months ended December 31, 2001, 2000 and 1999, respectively. These acquisitions have been accounted for as purchase transactions and, accordingly, are included in the results of operations from the dates of acquisition. The excess of the total acquisition costs over the fair value of tangible net assets acquired was $321,728, $93,417 and $62,376 for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

     Had the acquisitions that occurred during the twelve months ended December 31, 2001 been consummated on January 1, 2000, unaudited proforma net revenues for the twelve months ended December 31, 2001 and 2000 would have been $3,614,291 and $3,358,910, respectively. Unaudited proforma net income (loss) would have been ($78,942) and $97,015 for the twelve months ended December 31, 2001 and 2000, respectively.

     Had the acquisitions that occurred during the twelve months ended December 31, 2000 been consummated on January 1, 1999, unaudited proforma net revenues for the twelve months ended December 31, 2000 and 1999 would have been $3,139,406 and $2,929,550, respectively. Unaudited proforma net income (loss) would have been $106,505 and ($325,648) for the twelve months ended December 31, 2000 and 1999, respectively.

NOTE 4. OTHER BALANCE SHEET ITEMS

                                                              DECEMBER 31,
                                                       ------------------------
                                                          2001        2000
                                                       ----------    ----------
INVENTORIES
  Raw materials                                        $   40,834    $   44,787
  Manufactured goods in process                            11,053        10,516
  Manufactured and purchased inventory available
    for sale                                               84,789        80,520
                                                       ----------    ----------
                                                          136,676       135,823
  Health care supplies                                     65,545        55,876
                                                       ----------    ----------
        Total                                          $  202,221    $  191,699
                                                       ==========    ==========

Under the terms of certain purchase commitments, the Company is obligated to purchase raw materials and health care supplies of $137,387 of which $61,351 is committed at December 31, 2001 for fiscal year 2002. The terms of these agreements run 1 to 3 years.

OTHER CURRENT ASSETS

  Miscellaneous accounts receivable                    $   66,656    $   98,668
  Deposits and prepaid expenses                            52,936        40,414
                                                       ----------    ----------
        Total                                          $  119,592    $  139,082
                                                       ==========    ==========

EXCESS OF COST OVER THE FAIR VALUE OF NET ASSETS
  ACQUIRED AND OTHER INTANGIBLE ASSETS:
  Goodwill, less accumulated amortization of
     $384,381 and $302,757                             $2,885,617    $2,701,281
  Patient relationships, less accumulated
     amortization of $155,769 and $116,856                 77,721        72,662
  Other intangible assets, less accumulated
     amortization of $178,789 and $145,267                455,206       448,101
                                                       ----------    ----------
        Total                                          $3,418,544    $3,222,044
                                                       ==========    ==========


ACCRUED LIABILITIES

 Accrued salaries and wages                            $   62,056    $   50,988
 Accounts receivable credit balances                       57,386        38,215
 Accrued insurance                                         39,047        47,021
 Accrued operating expenses                                22,638        36,062
 Accrued physician compensation                            17,436        17,649
 Accrued interest                                          16,492        14,974
 Accrued other                                             16,323        18,130
 Accrued  other related costs for OIG investigation            --         4,986
                                                       ----------    ----------
        Total                                          $  231,378    $  228,025
                                                       ==========    ==========

     Accounts receivable credit balances principally reflect overpayments from third party payors and are in the process of repayment.

NOTE 5. SALE OF ACCOUNTS RECEIVABLE

     The Company, has an asset securitization facility (the "Accounts Receivable Facility") whereby receivables of NMC and certain affiliates are sold to NMC Funding Corporation (the "Transferor"), a wholly-owned subsidiary of NMC, and subsequently the Transferor transfers and assigns percentage ownership interests in the receivables to certain bank investors. NMC Funding Corporation is not consolidated as it does not meet the control criteria of SFAS No. 140. The retained interest in accounts receivable is reflected on the face of the balance sheet net of uncollectable accounts to approximate fair value. The Company has a servicing obligation to act as collection agent on behalf of the Transferor. The amount of the accounts receivable facility was last amended on December 21, 2001, when the Company increased the Accounts Receivable Facility to $560,000 from $500,000, and extended its maturity to October 24, 2002.

     At December 31, 2001 and 2000, $442,000 and $445,300, respectively, had been received pursuant to such sales and are reflected as reductions to accounts receivable. The Transferor pays interest to the bank investors, calculated based on the commercial paper rates for the particular tranches selected. The effective interest rate was approximately 2.38% at year-end 2001. Under the terms of the agreement, new interests in accounts receivable are sold without recourse as collections reduce previously sold accounts receivables. The cost related to such sales are expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions.

NOTE 6. DEBT

     Long-term debt to outside parties consists of:

                                                     DECEMBER 31,
                                                --------------------
                                                  2001        2000
                                                --------    --------

NMC Credit Facility                             $450,600    $732,500
Note payable for settlement of investigation          --      85,920
Other                                                 27       7,120
                                                --------    --------
                                                 450,627     825,540
Less amounts classified as current               150,027     237,014
                                                --------    --------
                                                $300,600    $588,526
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

     In addition to scheduled quarterly principal payments under Facility 2, the NMC Credit Facility will be reduced by certain portions of the net cash proceeds from certain sales of assets, sales of accounts receivable and the issuance of subordinated debt and equity securities. All borrowings outstanding under Facility 1 are due and payable at the end of the seventh year. Prepayments are permitted at any time without penalty, except in certain defined periods. The NMC Credit Agreement contains certain affirmative and negative covenants with respect to the Company, NMC and its subsidiaries, customary for this type of agreement . In December, 2001, a covenant was modified to reflect pending commercial payor litigation arising from this investigation. In February, 2002, an amendment was obtained to certain covenants that would have been affected by the special charge for potential liabilities and costs resulting from the W.R. Grace bankruptcy filing and for settlements and expenses related to commercial insurance litigation. At December 31, 2001, after receipt of the amendment, the Company was in compliance with all such covenants.

     In February 1998, $250,000 of Facility 2 was repaid, primarily using borrowings from affiliates. The voluntary prepayment reduced the available financing under the agreement to $1,750,000. The Company has made all of its scheduled principal payments, reducing the amount available under the NMC Credit Facility at the end of 2001 and 2000 to $1,427,500 and $1,577,500, respectively. At December 31, 2001 and 2000 the Company had available $697,000 and $698,000, respectively, of additional borrowing capacity under the NMC Credit Facility including $216,000 and $103,000 respectively, available for additional letters of credit. In addition, at December 31, 2001, FMC had outstanding debt under the credit facility of $245,801.

     Borrowings from affiliates consists of:

                                                         DECEMBER 31,
                                                   ------------------------
                                                      2001          2000
                                                   ----------    ----------

Fresenius Medical Care AG, borrowings at
   interest rates approximating  2.85% ........    $  191,967    $   18,850
Fresenius AG,  borrowings at interest rates
   approximating  2.73% .......................        15,000       209,000
Fresenius Medical Care Trust Finance S.a.r.l.,
   borrowings at interest rates of 8.25%, 8.43%
   and 9.25% ..................................     1,005,239       786,524
Fresenius Acquisition, LLC at interest rates
   approximating  2.40% .......................        83,721       113,121
Other .........................................         1,102         1,013
                                                   ----------    ----------
Less amounts classified as current ............     1,297,029     1,128,508
Total .........................................       291,360       341,643
                                                   ----------    ----------
                                                   $1,005,669    $  786,865
                                                   ==========    ==========


     Scheduled maturities of long-term debt and borrowings from affiliates are as follows:

     2002                       $  441,387
     2003                          300,600
     2004                                0
     2005                                0
     2006                          350,995
     2007 and thereafter           654,674
                                ----------
     Total                      $1,747,656
                                ==========

NOTE 7. SPECIAL CHARGE FOR LEGAL MATTERS

     In the fourth quarter of 2001, the Company recorded a $258 million ($177 after tax) special charge to address 1996 merger related legal matters, estimated liabilities including legal expenses arising in connection with the W.R. Grace Chapter 11 proceedings and the cost of resolving pending litigation and other disputes with certain commercial insurers. In January 2002, the Company reached an agreement in principle to resolve pending litigation with Aetna Life Insurance Company (Aetna). The special charge is primarily comprised of three major components relating to (i) the W.R. Grace bankruptcy, (ii) litigation with commercial insurers and (iii) other legal matters.

     The Company has assessed the extent of potential liabilities as a result of the W.R. Grace Chapter 11 proceedings. The Company accrued $172 million principally representing a provision for income taxes payable for the years prior to the 1996 merger for which the Company has been indemnified by W.R. Grace, but may ultimately be obligated to pay as a result of W.R. Grace's Chapter 11 filing. In addition, that amount includes the costs of defending the Company in litigation arising out of W.R. Grace's Chapter 11 filing.

     The Company has entered into an agreement in principle with Aetna to establish a process for resolving its pending litigation. The Company has included in the special charge the amount of $55 million to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable for Aetna and the other commercial litigants. If the Company is unable to settle the pending matters with any of the remaining commercial insurers, whether on the basis of the Aetna agreement in principle or otherwise, the Company believes that this charge reasonably estimates the costs and expenses associated with such litigation.

     The remaining amount of $31 million pre-tax was accrued for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters. See also Note 16- "Commitment and Contingencies- Legal Proceedings."

NOTE 8. SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS RECORDED IN 1999

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

     In 2001, the Company remitted final payment of $85.9 million pursuant to the Settlement. In addition, the Company received final payment of $5.2 million in the first quarter of 2001 from the U.S. Government, related to the Company's claims for outstanding Medicare receivables. The letter of credit of $89 million at December 31, 2000 securing the settlement obligation was closed out with the last payment.

NOTE 9. INCOME TAXES


     Income (loss) before income taxes are as follows:

                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   2001         2000        1999
                                                 --------     --------    ---------

Domestic                                         $(61,655)    $201,305    $(410,034)
Foreign                                             2,022        2,266        1,970
                                                 --------     --------    ---------
     Total income  (loss) before income taxes    $(59,633)    $203,571    $(408,064)
                                                 ========     ========    =========


The provision (benefit) for income taxes was as follows:

                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   2001         2000        1999
                                                 --------     --------    ---------

Current tax expense
  Federal                                        $ 71,021     $  2,616    $   1,545
  State                                            15,675       10,195        9,916
  Foreign                                           1,229          610          626
                                                 --------     --------    ---------
         Total current                             87,925       13,421       12,087
Deferred tax (benefit)  expense
  Federal                                         (53,396)      79,858      (87,926)
  State                                           (15,077)       4,712       (4,981)
  Foreign                                             171          330         (217)
                                                 --------     --------    ---------
         Total deferred tax (benefit)             (68,302)      84,900      (93,124)
                                                 --------     --------    ---------
         Total provision (benefit)               $ 19,623     $ 98,321    $ (81,037)
                                                 ========     ========    =========

Deferred tax liabilities (assets) are comprised of the following:

                                                DECEMBER 31,
                                           -----------------------
                                             2001          2000
                                           ---------     ---------

Reserves and other accrued liabilities     $(138,442)    $(141,632)
Depreciation and amortization                148,608       140,864
Special charge not currently deductible      (67,760)           --
Derivatives                                  (26,514)           --
Other                                            323           524
                                           ---------     ---------
   Net deferred tax (asset) liabilities    $ (83,785)    $    (244)
                                           =========     =========


      The provision (benefit) for income taxes for the twelve months ended December 31, 2001, 2000, and 1999 differed from the amount of income taxes determined by applying the applicable statutory federal income tax rate to pretax earnings as a result of the following differences:

                                        TWELVE MONTHS ENDED DECEMBER 31,
                                        --------------------------------
                                          2001     2000       1999
                                        --------------------------------
Statutory federal tax rate (benefit)      (35.0%)    35.0%    (35.0%)
State  income  taxes,  net of federal       0.7       4.7       0.8
tax benefit
Amortization of goodwill                   38.2      10.2       5.1
Special charge for legal matters           31.6      --        --
Government Settlement                      --        (2.3)      8.7
Foreign losses and taxes                    0.7       0.6      (0.1)
Other                                      (3.3)      0.1       0.6
                                        --------------------------------
Effective tax rate (benefit)               32.9%     48.3%    (19.9%)
                                        ================================


     The net (decrease) increase in the valuation allowance for deferred tax assets was $1,067, $(2,407) and $(311) for the twelve months ended December 31, 2001, 2000, and 1999, respectively. It is the Company's expectation that it is more likely than not to generate future taxable income to utilize its net deferred tax asset. The changes for all three years relate to activities incurred by foreign subsidiaries.

     At December 31, 2001, there were approximately $9,472 of foreign net operating losses, the majority of which expire within seven years.

     Provision has not been made for additional federal, state, or foreign taxes on $7,926 of undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be reinvested. The earnings could be subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate or if the Company should sell its stock in the subsidiaries. The Company estimates that the distribution of these earnings would result in $3,054 of additional foreign withholding and federal income taxes.

NOTE 10. PROPERTIES AND EQUIPMENT

                                                      DECEMBER 31,
                                               -------------------------
                                                 2001            2000
                                               ---------       ---------

Land and improvements                          $   5,211       $   5,135
Buildings                                         69,874          63,937
Capitalized lease property                           613           3,312
Leasehold improvements                           315,260         235,096
Equipment and furniture                          459,790         403,701
Construction in progress                          51,817          38,176
                                               ---------       ---------
                                                 902,565         749,357

Accumulated depreciation and amortization       (381,945)       (292,421)
                                               ---------       ---------
Properties and equipment, net                  $ 520,620       $ 456,936
                                               =========       =========

     Depreciation expense relating to properties and equipment amounted to $91,328, $80,034 and $80,803 for the years ended December 31,2001, 2000 and
1999, respectively.

     Included in properties and equipment as of December 31, 2001, and 2000 were $28,804 and $26,816, respectively, of peritoneal dialysis cycler machines which the Company leases to customers with end-stage renal disease on a month-to-month basis. Rental income for the peritoneal dialysis cycler machines was $13,108, $12,472, and $8,762 for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

     LEASES

     In June 2001, the Company entered into an amended operating lease arrangement with a bank that covers approximately $77,378 of equipment in its dialyzer manufacturing facility in Ogden, Utah. The agreement has a basic term expiration date of January 1, 2010, renewal options and a purchase option at the greater of 20% of the original cost or the fair market value.

     In September 2001, FMCH entered into an additional operating lease agreement for the financing of approximately $15,798 of new equipment for the expansion of the Ogden, Utah manufacturing facility. The agreement has an expiration date of September 28, 2011 with a one year renewal option, There is an early purchase option on October 2, 2006 for 70% of the original cost, and a second early purchase option at January 2, 2010 for the greater of fair market value or 40% of the original cost.

     Future minimum payments under noncancelable leases (principally for clinics, offices and equipment) as of December 31, 2001 are as follows:

                                             OPERATING     CAPITAL
                                              LEASES       LEASES        TOTAL
                                             ---------     -------     --------

2002                                         $166,644      $1,920      $168,564
2003                                          153,556         879       154,435
2004                                          179,200         422       179,622
2005                                          117,896         512       118,408
2006                                           97,579          --        97,579
2007 and beyond                               143,210          --       143,210
                                             --------      ------      --------
Total minimum payments                       $858,085      $3,733      $861,818
                                                           ======      ========
Less interest and operating costs                              39
                                                           ------
Present value of minimum lease Payments
  ($2,019 payable in 2002)                                 $3,694
                                                           ======

     Rental expense for operating leases was $195,830, $157,335 and $132,248 for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of properties under capital leases amounted to $180, $369, and $852 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expenses. Options to purchase are also included in some lease agreements, particularly capital leases.

NOTE 11. MANDATORILY REDEEMABLE PREFERRED SECURITIES

     During the fourth quarter of 2000 and the second and third quarters of 2001, a wholly-owned subsidiary of the Company issued to NMC shares of various series of Preferred Stock ("Redeemable Preferred Securities") which were then transferred to FMC for proceeds totaling $305,500 in 2000 and $392,037 for the twelve months ended December 31, 2001. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                                   DECEMBER 30,  DECEMBER 31,
   MANDATORILY REDEEMABLE PREFERRED SECURITIES        2001          2000
                                                   ------------  ------------

     Series A Preferred Stock, 1,000 shares ....    $ 113,500     $113,500
     Series B Preferred Stock, 300 shares ......       34,000           --
     Series C Preferred Stock, 1700 shares .....      192,000      192,000
     Series D Preferred Stock, 870 shares ......       97,500           --
     Series E Preferred Stock, 1,300 shares ....      147,500           --
     Series F Preferred Stock, 980 shares ......      113,037           --
                                                    ---------     --------
                                                      697,537      305,500
     Mark to Market Adjustment .................       (5,207)          --
                                                    ---------     --------
     Total .....................................    $ 692,330     $305,500
                                                    =========     ========

     These securities are similar in substance except for the order of preference both as to dividends and liquidation, dissolution or winding-up of the subsidiary. The order of preference is alphabetically Series A through Series F. In addition, the holders of the Redeemable Preferred Securities are entitled to receive dividends in an amount of dollars per share that varies from approximately 5% to 8% depending on the Series. The dividends will be declared and paid in cash at least annually. All the Redeemable Preferred Securities have a par value of $.01 per share.

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

     The Redeemable Preferred Securities will be sold to the Company in two years from the date of issuance for a total amount equal to Euros 501,773 (Series A,B,C,and F) and US dollars $245,000 (Series D and E) plus any accrued and unpaid dividends. For the twelve months ended December 31, 2001 and 2000, dividends of $32,946 and $1,295, respectively, were recorded and classified as part of interest expense in the consolidated statement of operations. Accordingly, the Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                         TWELVE MONTHS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2001           2000           1999
                                                     ---------      ---------      --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $ 105,441      $  87,737      $ 87,464

Service Cost                                            11,050          9,987         8,212
Interest  Cost                                           7,708          6,713         5,966
Amendments                                                  --             --            (5)
Actuarial (Gain)/Loss                                    2,871          3,752       (12,496)
Benefits Paid                                           (3,048)        (2,748)       (1,404)
                                                     ---------      ---------      --------
Benefit obligation at end of year                    $ 124,022      $ 105,441      $ 87,737
                                                     ---------      ---------      --------

CHANGE ON PLAN ASSETS
Fair value of plan assets at beginning of year          81,948         86,794        77,019

Actual return on plan assets                            (4,558)        (2,098)       11,179
Employee contribution                                    9,012             --            --
Benefits paid                                           (3,048)        (2,748)       (1,404)
                                                     ---------      ---------      --------
Fair value of plan assets at end of year             $  83,354      $  81,948      $ 86,794
                                                     ---------      ---------      --------

Funded Status                                          (40,668)       (23,493)         (942)
Unrecognized net (gain)/loss                             2,868        (14,367)      (30,993)
Unrecognized prior service cost                             (3)            (4)           (4)
                                                     ---------      ---------      --------
Accrued benefit costs                                $ (37,803)     $ (37,864)     $(31,939)
                                                     ---------      ---------      --------

WEIGHTED - AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                             7.50%          8.00%         7.50%
Expected return of plan assets                            10.0           9.70          9.70
Rate of compensation increase                             4.50           4.50          4.50

COMPONENTS OF NET PERIOD BENEFIT COST
Service Cost                                         $  11,050      $   9,987      $  8,212
Interest Cost                                            7,708          6,713         5,966
Expected return on plan assets                          (8,430)        (8,345)       (7,401)
Net Amortization                                        (1,377)        (2,430)         (521)
                                                     ---------      ---------      --------
Net periodic benefit costs                           $   8,951      $   5,925      $  6,256
                                                     ---------      ---------      --------

     NMC also sponsors a supplemental executive retirement plan to provide certain key executives with benefits in excess of normal pension benefits. The projected benefit obligation was $6,513 and $5,453 at December 31, 2001 and 2000, respectively. Pension expense for this plan, for the twelve months ended December 31, 2001, 2000 and 1999 was $1,070, $983 and $402, respectively.

     During the first quarter 2002, the Company informed its employees that the defined benefit and supplemental executive retirement plans will be curtailed.

      NMC does not provide any postretirement benefits to its employees other than those provided under its pension plan and supplemental executive retirement plan.

     DEFINED CONTRIBUTION PLANS

     The Company's employees are eligible to join 401 (k) Savings Plan once they have achieved a minimum of 90 days of service and if they have more than 900 hours of service before their one year anniversary date. Under the provisions of the 401(k) plan, employees are allowed to contribute up to 16% of their salaries. The Company contributes 50% of their savings up to 6% of saved pay after one year. The Company's total contributions for the years ended December 31, 2001, 2000 and 1999 was $10,647, $8,786 and $7,298, respectively.

     EVEREST EMPLOYEES' RETIREMENT PLAN AND TRUST

     The Company's Everest employees participated in the Everest Employees Retirement Plan ("Everest Plan"), a non-contributory defined benefit pension plan. The defined benefit plan covered all the employees of Everest and a related party with common ownership, Nephrology Associates of Northern Illinois, Ltd ("NANI"), who met certain eligibility requirements. Retirement benefit payments were based on years of credited service and average compensation over the final five years of employment. The funding policy was to contribute annually amounts, which were deductible for federal income tax purposes. Effective May 16, 1996, all participant plan benefits in the defined benefit plans were frozen. Everest and NANI ceased funding the defined benefit plans as of May 16, 1996 and no additional years of benefit service were accrued by plan participants subsequent to that date.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Everest Plan

                                                             NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                             -----------------
                                                                   2001
                                                             -----------------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year April 1, 2001             $ 7,402
Service Cost                                                           --
Interest  Cost                                                        386
Actuarial (Gain)/Loss                                                (272)
Benefits Paid                                                         (98)
                                                                  -------
Benefit obligation at end of year                                 $ 7,418
                                                                  -------

CHANGE ON PLAN ASSETS
Fair value of plan assets at beginning of year April 1, 2001        6,869
Actual return on plan assets                                         (280)
Employee contribution                                                  --
Benefits paid                                                         (98)
                                                                  -------
Fair value of plan assets at end of year                          $ 6,491
                                                                  -------

Funded Status                                                        (927)
Unrecognized net (gain)/loss                                          394
Unrecognized prior service cost                                        --
                                                                  -------
Accrued benefit costs                                             $  (533)
                                                                  -------

WEIGHTED - AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                                        7.00%
Expected return of plan assets                                       7.55
Rate of compensation increase                                          --

COMPONENTS OF NET PERIOD BENEFIT COST
Service Cost                                                      $    --
Interest Cost                                                         386
Expected return on plan assets                                       (386)
Net Amortization                                                       --
                                                                  -------
Net periodic benefit costs                                        $    --
                                                                  -------

NOTE 13. EQUITY

PREFERRED STOCK

      At December 31, 2001 and 2000, the components of the Company's preferred stocks as presented in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Equity are as follows:

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
                                                                                            =======

(1) 160 votes per share

(2) 16 votes per share

(3) 1/10 vote per share


     STOCK OPTIONS


      In 1996, FMC adopted a stock incentive plan (the "FMC Plan") under which the Company's key management and executive employees are eligible. Under the FMC Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC Plan will be evidenced by a non-transferable convertible bond and corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. The bonds mature in ten years and are generally fully convertible after three to five years. Each convertible bond, which is DM denominated, entitles the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1997, FMC granted 2,697,438 options (of which 216,663 were forfeited) to the Company, under the FMC Plan. At December 31, 1997 no options were exercisable. During 2001, 2000 and 1999 a total of "0," "75,833," and "30,065" awards were cancelled or forfeited resulting in awards outstanding of 205,166 for 2001and 2000 and 280,999 in 1999. If the 205,166
awards outstanding at December 31, 2001 were exercised, a total of approximately 68,389 non-voting preferred shares would be issued. At December 31, 2001, 68,389 options were exercisable under the FMC plan.

      During 1998, the FMC adopted a new stock incentive plan ("FMC 98 Plan") under which the Company's key management and executive employees are eligible. Under the FMC 98 Plan, eligible employees will have the right to acquire Preference Shares of FMC. Options granted under the FMC 98 Plan will be evidenced by a non-transferable convertible bond and a corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. Each convertible bond, which will be DM denominated, will entitle the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. During 1998, FMC awarded 1,024,083 options and exercisable upon vesting for 1,024,083 Preference Shares. During 1999, FMC granted 571,940 Preference Shares. During 1999, options for 140,168 Preference Shares were forfeited or cancelled under the FMC 98 Plan. During 2000, FMC granted 653,325 Preference Shares and 303,123 Preference Shares were forfeited or cancelled. In addition, 10,060 stock options from the FMC 98 Plan were exercised with 10,060 Preference Shares being issued. During 2001, FMC granted 183,007 Preference Shares and 154,110 Preference Shares were forfeited or cancelled. In addition, 131,820 stock options from the FMC 98 Plan were exercised and Preference Shares issued. Grants for 999,850 Preference Shares were exercisable under the FMC 98 Plan at December 31, 2001. Effective September 2001, no additional Grants or Options will be awarded under the FMC 98 Plan.

     On May 23, 2001, by resolution of the FMC shareholders at the annual general meeting, the FMC 98 Plan was replaced by a new plan (FMC International
Plan). The management board was empowered to issue convertible bonds with a total value of $10,240 to the members of the management board and to other employees of the Company entitling a total subscription of up to 4 million non-voting Preference shares. The convertible bonds have a par value of $2.56 and are interest bearing at a rate of 5.5%. Purchase of the bonds is funded by a non-recourse loan secured by the bond with respect to which the loan was made. The Company has the right to offset its obligation on a convertible bond against the employee obligation on the related loan; therefore, the convertible bond obligations and employee loan receivables are not reflected in the Company's consolidated financial statements. The bonds mature in ten years and are generally fully convertible after three years. The bonds may be issued either as convertible bonds, which are subject to a stock price target or convertible bonds without a stock price target. In the case of convertible bonds which are subject to a stock price target the conversion right is exercisable only if the market price of the preference shares increased by 25% or more over the grant-date price subsequent to the day of grant for at least one day prior to exercise. Participants have the right to opt for convertible bonds with or without the stock price target. In order to create an incentive to select convertible bonds which depend on the stock price target, the number of convertible bonds awarded to those employees who select the bonds without a stock price target will be reduced by 15%.

     Each convertible bond entitles the holder thereof, upon payment of a conversion price to convert the bond into one Preference share. The conversion price of the convertible bonds which are not subject to the stock price target is determined by the average price of the Preference shares during the last 30 trading days prior to the date of grant. The conversion price of the convertible bonds subject to a stock price target is equal to 125% of the average price of the preference shares during the last thirty preceding days prior to the grant date.

    The Managing Board and Supervisory Board of FMC are authorized to issue up to 20% of the total number of convertible bonds each year up to May 22, 2006. The plan is valid until the last convertible bond issued under this plan is terminated or converted.

     During 2001, FMC granted bonds convertible into 729,135 Preference Shares under the FMC International Plan and bonds with respect to 5,350 Preference Shares were forfeited or cancelled under the FMC International Plan. No shares were exercised or exercisable under the FMC International Plan at December 31, 2001.


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

      FOREIGN CURRENCY CONTRACTS

      The Company uses foreign exchange contracts as a hedge against foreign exchange risks associated with the settlement of foreign currency denominated payables and firm commitments. At December 31, 2001 and 2000, the Company had outstanding foreign currency contracts for the purchase of Euros ("EUR") totaling $476,378 and $450,856 and respectively, contracts for the purchase of 84,000 Mexican Pesos, and contracts for the sale of 14,090 Canadian Dollars. The contracts outstanding at December 31, 2001 include forward contracts for delivery of EUR at rates ranging from $0.8532 to $0.9374 per EUR, forward contracts for the delivery of Mexican Pesos at rates ranging from 9.572 to
10.438 per US$, and outright purchase contracts for Canadian Dollars at rates ranging from 0.6393 to 0.6383 per Canadian Dollar. All contracts are for periods between January 2002 and November 2003.

      The fair value of currency contracts are the estimated amounts that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current exchange rates and the current creditworthiness of the counterparties. At December 31, 2001 and 2000, the Company would have
(paid) received approximately ($13,340) and $20,400, respectively, to terminate the contracts.

      INTEREST RATE AGREEMENTS

      At December 31, 2001 and 2000, the Company had interest rate swaps and option agreements outstanding with various commercial banks for notional amounts totaling $1,050,000. All of these agreements were entered into for other than trading purposes. The contracts mature at various dates between November 2003 and November 2007.

      For a notional amount of $1,050,000, the interest rate swaps effectively change the Company's interest rate exposure on its variable-rate loans under the NMC Credit Facility (drawn as of December 31, 2001: $450,600), drawdowns under the receivables financing facility (drawn as of December 31, 2001: $442,000) , and $290,688 of variable rate loans from affiliates to fixed rates of interest ranging between 6.34% and 7.69%. Under the NMC Credit Facility, the Company agreed to maintain at least $500,000 of interest rate protection.

      The fair value of the interest rate swaps and options is the estimated amount that the Company would receive or pay to terminate the agreements. The fair value of these agreements at December 31, 2001 and December 31, 2000 would require the Company to pay approximately $66,600 and $24,600 respectively. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions significantly affect the estimates.

      CREDIT RISK

      The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. As of December 31, 2001, the Company's credit exposure was insignificant and limited to the fair value stated above; the Company believes the risk of incurring losses due to credit risk is remote.

      FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

      At December 31, 2001 and 2000, the carrying value of cash, cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, short-term borrowings and current liabilities approximated their fair values, based on the short-term maturities of these instruments. Mandatorily redeemable preferred securities with related parties are mark to market at each balance sheet date and reflect their fair value.

      In addition, the Company is a "Subsidiary Guarantor" along with its parent company, FMC, for the issuance of Trust Preferred Securities on the books of FMC at a carrying value of $1,428,768 and $952,727, at December 31, 2001 and 2000 respectively. FMC and Subsidiary Guarantors guarantee the Trust Preferred Securities through a series of undertakings. At December 31, 2001 the fair value of the Trust Preferred Securities exceeded the carrying value by $4,506. At December 31, 2000, the carrying value of these Trust Preferred Securities exceeded the fair value by $54,900. The fair value of these Trust Preferred Securities is based upon market quotes.


NOTE 15. RELATED PARTY TRANSACTIONS AND ALLOCATIONS

      SERVICES

      Related party transactions pertaining to services performed and products purchased/sold between affiliates are recorded as net accounts payable to affiliates on the balance sheet. At December 31, 2001 and 2000, the Company had net accounts payable of $39,934 and $6,317, respectively.

      BORROWINGS WITH AFFILIATES

      The Company has various outstanding borrowings with FMC and affiliates. The funds were used for general corporate purposes. The loans are due at various maturities. See Note 6 - "Debt, - Borrowings from Affiliates" for details and See Note 11 - "Mandatorily Redeemable Preferred Securities."

NOTE 16. COMMITMENTS AND CONTINGENCIES


LEGAL PROCEEDINGS

      COMMERCIAL LITIGATION

      Since 1997, the Company, NMC, and certain NMC subsidiaries have been engaged in litigation with Aetna Life Insurance Company and certain of its affiliates ("Aetna") concerning allegations of inappropriate billing practices for nutritional therapy and diagnostic and clinical laboratory tests and misrepresentations. In January 2002, the Company entered into an agreement in principle with Aetna to establish a process for resolving these claims and the Company's counterclaims relating to overdue payments for services rendered by the Company to Aetna's beneficiaries.

      Other insurance companies have filed claims against the Company, similar to those filed by Aetna, that seek unspecified damages and costs. The Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend all lawsuits. The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments. Other private payors have contacted the Company and may assert that NMC received excess payments and, similarly, may join the lawsuits or file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

      In light of the Aetna agreement in principle the Company established a pre-tax accrual of $55 million at December 31, 2001 to provide for the anticipated settlement of the Aetna lawsuit and estimated legal expenses related to the continued defense of other commercial insurer claims and resolution of these claims, including overdue payments for services rendered by the Company to these insurers' beneficiaries. No assurance can be given that the anticipated Aetna settlement will be consummated or that the costs associated with such a settlement or a litigated resolution of Aetna's claims and the other commercial insurers' claims will not exceed the $55 million pre-tax accrual.

      On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W. R. Grace & Co.-Conn ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company (described in greater detail in "Indemnification by W. R. Grace & Co. and Sealed Air Corporation" below) was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W. R. Grace & Company, et al.) and additional class actions were filed subsequently with substantially similar allegations; all cases have either been stayed and transferred to the U.S. District Court or are pending before the U.S. Bankruptcy Court in Delaware in connection with Grace's Chapter 11 proceeding. The Company has requested indemnification from Grace Chemicals and Sealed Air Corporation pursuant to the Merger agreements (see "Indemnification by W.R. Grace & Co. and Sealed Air Corporation"). If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity, from W.R. Grace & Co., Sealed Air Corporation, or their affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received distributions from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

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

      In July, 2000, NMC filed a complaint in the U.S. District Court for the Eastern District of Virginia (National Medical Care, Inc. and Bio-Medical Applications of Virginia, Inc. v. Aetna Life Insurance Co., Inc., Aetna U.S. Healthcare, Inc. and John Does 1-10) seeking recovery against Aetna U.S. Healthcare and health plans administered by Aetna U.S. Healthcare for claims related to primary payor liability for dual eligible ESRD patients under the Omnibus Budget Reconciliation Act of 1993. On January 16, 2001, the Court stayed the action pending resolution of the District of Columbia Court action. The Company's agreement in principle with Aetna establishes a process for resolving these claims.

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

      The Company has also had claims asserted against it and has had lawsuits filed against it relating to businesses that it has acquired or divested. These claims and suits relate both to operation of the businesses and to the acquisition and divestiture transactions. The Company has asserted its own claims, and claims for indemnification. Although the ultimate outcome on the Company cannot be predicted at this time, an adverse result could have a material adverse effect upon the Company's business, financial condition, and results of operations. At December 31, 2001, the Company recorded a pre-tax accrual to reflect anticipated expenses associated with the continued defense and resolution of these claims. No assurances can be given that the actual costs incurred by the Company in connection with the continued defense and resolution of these claims will not exceed the amount of this accrual.


      INDEMNIFICATION BY W. R. GRACE & CO. AND SEALED AIR CORPORATION

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

      Pre-merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W. R. Grace & Co. ("Grace") has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service"); that during those years Grace deducted approximately $122.1 million in interest attributable to corporate owned life insurance ("COLI") policy loans; that Grace has paid $21.2 million of tax and interest related to COLI deductions taken in tax years prior to 1993; and that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation. Subject to certain representations made by Grace, the Company and Fresenius AG, Grace and certain of its affiliates agreed to indemnify the Company against this or other pre-Merger or Merger related tax liabilities.

         Subsequent to the Merger, Grace was involved in a multi-step transaction involving Sealed Air Corporation (formerly known as Grace Holding, Inc.). The Company is engaged in litigation with Sealed Air Corporation ("Sealed Air") to confirm the Company's entitlement to indemnification from Sealed Air for all losses and expenses incurred by the Company relating to pre-Merger tax liabilities and Merger-related claims.

         Subsequent to the Sealed Air transaction Grace and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Company's continuing observation and analysis of the Service's on-going audit of Grace's pre-Merger tax returns, the Sealed Air litigation and the Grace bankruptcy proceedings, and based on its current assessment of the potential impact of these matters on the Company, the Company recorded a pre-tax accrual of $171.5 million at December 31, 2001 to reflect the Company's estimated exposure for liabilities and legal expenses related to the Grace bankruptcy. The Company intends to continue to pursue vigorously its rights to indemnification from Grace and its insurers and former and current affiliates, including Sealed Air, for all costs incurred by the Company relating to pre-Merger tax and Merger-related claims.

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

      Revenues from EPO accounted for approximately 27% of the Dialysis Services net revenues for the twelve months ended December 31, 2001 and materially contribute to Dialysis Services operating earnings. EPO is produced by a single source manufacturer, Amgen, Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations.


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


      The table below provides information for the years ended December 31, 2001, 2000 and 1999 pertaining to the Company's operations by geographic area.



                                                                  UNITED STATES        ASIA/PACIFIC         TOTAL
                                                                 ----------------      --------------     -----------
NET REVENUES FOR TWELVE MONTHS ENDED
         2001                                                   $3,605,350           $   4,201        $3,609,551
         2000                                                    3,085,320               3,855         3,089,175
         1999                                                    2,811,380               3,853         2,815,233


OPERATING EARNINGS FOR TWELVE MONTHS ENDED
         2001                                                   $  559,319           $     631       $   559,950
         2000                                                      520,790                  30           520,820
         1999                                                      511,847                 444           512,291

TOTAL ASSETS AT DECEMBER 31,
         2001                                                    3,287,097               9,420         3,296,517
         2000                                                    2,810,514              10,394         2,820,908
         1999                                                    2,553,763              10,112         2,563,875


      The table below provides information for the years ended December 31, 2001, 2000 and 1999 pertaining to the Company's two industry segments.

                                                                                                      LESS
                                                                  DIALYSIS         DIALYSIS       INTERSEGMENT         TOTAL
                                                                  SERVICES         PRODUCTS          SALES
                                                                -------------     -----------    ---------------     -----------
NET REVENUES FOR TWELVE MONTHS ENDED
         2001                                                   $3,149,223       $755,103         $294,775      $3,609,551
         2000                                                    2,624,520        716,757          252,102       3,089,175
         1999                                                    2,339,185        706,709          230,661       2,815,233


OPERATING EARNINGS FOR TWELVE MONTHS ENDED
         2001                                                      422,030        137,920               --         559,950
         2000                                                      402,887        117,933               --         520,820
         1999                                                      386,479        125,812               --         512,291


ASSETS AT DECEMBER 31
         2001                                                    2,650,561        645,956               --       3,296,517
         2000                                                    2,176,055        644,853               --       2,820,908
         1999                                                    1,918,612        645,263               --       2,563,875


CAPITAL EXPENDITURES FOR TWELVE MONTHS ENDED
         2001                                                       85,465         37,749               --         123,214
         2000                                                       72,421         28,775               --         101,196
         1999                                                       59,061         15,519               --          74,580


DEPRECIATION AND AMORTIZATION OF PROPERTIES AND
EQUIPMENT FOR TWELVE MONTHS ENDED
         2001                                                      146,986         24,196               --         171,182
         2000                                                      120,985         23,749               --         144,734
         1999                                                      117,059         21,936               --         138,995


         The table below provides the reconciliations of reportable segment operating earnings, assets, capital expenditures, and depreciation and amortization to the Company's consolidated totals.


                                                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------
                        SEGMENT RECONCILIATION                         2001                    2000                  1999
                        ----------------------                    --------------           ------------          -----------

INCOME  (LOSS) BEFORE  INCOME TAXES:
     Total operating earnings for reportable segments               $   559,950            $   520,820           $   512,291
     Corporate G&A (including foreign exchange)                        (129,482)               (95,860)             (113,375)
     Research and development  expense                                   (5,462)                (4,127)               (4,065)
     Net interest expense                                              (226,480)              (187,315)             (201,915)
     Interest expense on settlement of investigation, net                    --                (29,947)                   --
     Special charge for legal matters                                  (258,159)                    --                    --
     Special charge for settlement of investigation and
        related costs                                                        --                     --              (601,000)
                                                                    -----------            -----------           -----------
     Income (Loss) before income taxes                              $   (59,633)           $   203,571           $  (408,064)
                                                                    ===========            ===========           ===========


ASSETS:
     Total assets for reportable segments                           $ 3,296,517            $ 2,820,908           $ 2,563,875
     Intangible assets not allocated to segments                      1,888,873              1,934,643             2,006,985
     Accounts receivable facility                                     (442,000)               (445,300)             (335,000)
     Net assets of discontinued operations and IDPN accounts
       receivable                                                            --                  5,189                59,151
     Corporate assets and other                                         259,576                237,918               349,557
                                                                    -----------            -----------           -----------
     Total Assets                                                   $ 5,002,966            $ 4,553,358           $ 4,644,568
                                                                    ===========            ===========           ===========


CAPITAL EXPENDITURES
     Total capital expenditures for reportable segments             $   123,214            $   101,196           $    74,580
     Corporate capital expenditures                                       1,407                  3,003                 6,750
                                                                    -----------            -----------           -----------
     Total Capital Expenditures                                     $   124,621            $   104,199           $    81,330
                                                                    ===========            ===========           ===========


DEPRECIATION AND AMORTIZATION:
     Total depreciation and amortization  for reportable
        segments                                                    $   171,182            $   144,734           $   138,995
     Corporate depreciation and amortization                             75,637                 78,136                78,957
                                                                    -----------            -----------           -----------
     Total Depreciation and Amortization                            $   246,819            $   222,870           $   217,952
                                                                    ===========            ===========           ===========

NOTE 19. QUARTERLY SUMMARY (UNAUDITED)

                                                     --------------------------------------------------------------------------
                                                     1ST QUARTER           2ND QUARTER           3RD QUARTER        4TH QUARTER
                                                     -----------           -----------           -----------        -----------
2001
Net revenues                                           $868,276             $ 903,791            $  916,508         $  920,976

Cost of health care services and medical supplies       602,266               619,588               633,530            655,471
Operating expenses                                      167,575               167,930               162,356            175,829

Interest expense, net                                    55,478                55,149                59,457             56,396
Special charge for legal matters                             --                    --                    --            258,159
                                                       --------             ---------            ----------         ----------
   Total expenses                                       825,319               842,667               855,343          1,145,855
                                                       --------             ---------            ----------         ----------

Earnings (loss) before income taxes                      42,957                61,124                61,165           (224,879)
Provision (benefit)  for income taxes                    20,510                29,650                29,219            (59,756)
                                                       --------             ---------            ----------         ----------

Net  income (loss)                                     $ 22,447             $  31,474            $   31,946         $ (165,123)
                                                       ========             =========            ==========         ==========

Basic and fully dilutive earnings (loss) per share     $   0.25             $    0.35            $     0.35         $    (1.84)
                                                       --------             ---------            ----------         ----------

The first and second quarter of 2001 have been restated to include the results of operations of Everest. See Note 2 - "Summary of Significant Accounting Policies - Everest Acquisition."


                                                     --------------------------------------------------------------------------
                                                     1ST QUARTER           2ND QUARTER           3RD QUARTER        4TH QUARTER
                                                     -----------           -----------           -----------        -----------
2000
Net revenues                                          $ 745,115            $  760,724            $  794,694        $   788,642

Cost of health care services and medical
   supplies                                             506,858               512,494               544,011            545,459
Operating expenses                                      139,899               141,199               140,944            137,478

Interest expense, net                                    47,118                49,269                46,892             44,036
Interest expense, on settlement of
  investigation                                           6,185                 7,666                 7,951              8,145
                                                     ----------            ----------            ----------        -----------
   Total expenses                                       700,060               710,628               739,798            735,118
                                                     ----------            ----------            ----------        -----------
Earnings before income taxes                             45,055                50,096                54,896             53,524
Provision for income taxes                               21,961                24,927                27,227             24,206
                                                     ----------            ----------            ----------        -----------
Net  income                                          $   23,094            $   25,169            $   27,669        $    29,318
                                                     ==========            ==========            ==========        ===========
Basic and fully dilutive earnings per share          $    0.26             $     0.28            $     0.31        $      0.31
                                                     ----------            ----------            ----------        -----------

To the Board of Directors and Stockholders of Fresenius Medical Care Holdings, Inc.


         Under the date of February 26, 2002, we reported on the consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2001 as included in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.


         In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                         KPMG LLP


February 26, 2002
Boston, MA

                                                                     SCHEDULE II

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                                             ADDITIONS (DEDUCTIONS)
                                                                       -----------------------------------
                                                                           CHARGED
                                                    BALANCE AT          (CREDITED) TO
                                                   BEGINNING OF           COSTS AND                            BALANCE AT
                                                       YEAR                EXPENSES           OTHER NET       END OF PERIOD
                                                  ----------------     -----------------    --------------    --------------
   DESCRIPTION
   Valuation and qualifying accounts deducted
    from assets:

   Allowances for notes and accounts receivable       $80,466               85,448             (62,055)         $103,859

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                                             ADDITIONS (DEDUCTIONS)
                                                                       -----------------------------------
                                                                           CHARGED
                                                    BALANCE AT          (CREDITED) TO
                                                   BEGINNING OF           COSTS AND                            BALANCE AT
                                                       YEAR                EXPENSES           OTHER NET       END OF PERIOD
                                                  ----------------     -----------------    --------------    --------------
   DESCRIPTION
   Valuation and qualifying accounts deducted
    from assets:

   Allowances for notes and accounts receivable       $63,012               62,949             (45,495)          $80,466


                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

                                                                             ADDITIONS (DEDUCTIONS)
                                                                       -----------------------------------
                                                                           CHARGED
                                                    BALANCE AT          (CREDITED) TO
                                                   BEGINNING OF           COSTS AND                            BALANCE AT
                                                       YEAR                EXPENSES           OTHER NET       END OF PERIOD
                                                  ----------------     -----------------    --------------    --------------
   DESCRIPTION
   Valuation and qualifying accounts deducted
    from assets:

   Allowances for notes and accounts receivable      $49,209                42,243              (28,440)         $63,012

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

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

Exhibit 4.15 Amendment No. 13 dated as of December 17, 2001 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.), as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent (filed herewith).

Exhibit 4.16 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 4.17 Fresenius Medical Care Aktiengesellschaft 2001 International Stock Incentive Plan (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG filed August 2, 2001 (Registration No. 333-66558)).

Exhibit 4.18 Senior Subordinated Indenture dated November 27, 1996, among Fresenius Medical Care AG, State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee and the Subsidiary Guarantors named therein (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 31, 1997).

Exhibit 4.19 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.20 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State Street Bank and Trust Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 3/8% Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.21 Senior Subordinated Indenture dated as of June 6, 2001 among Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG (Registration No. 333-66558)).

Exhibit 4.22 Senior Subordinated Indenture dated as of June 15, 2001 among Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG (Registration No. 333-66558)).

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

Exhibit 10.4 Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC Funding Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.5 Amendment dated as of September 28, 1998 to the Receivables Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care, Inc., as Seller (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12,
                  1998).

Exhibit 10.6 Amended and Restated Transfer and Administration Agreement dated as September 27, 1999 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-K of registrant filed with Commission on March 30, 2000).

Exhibit 10.7 Amendment No. 2 to Amended and Restated Transfer and Administration Agreement dated as October 26, 2000 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.8 Amendment No. 5 to Amended and Restated Transfer and Administration Agreement dated as December 21, 2001 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent (filed herewith).
                                       89

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

Exhibit 10.17 Corporate Integrity Agreement between the Offices of Inspector General of the Department of Health and Human Services and Fresenius Medical Care Holdings, Inc. dated as of January 18, 2000 (incorporated herein by reference to the Form 8-K of the Registrant filed with the Commission on January 21, 2000).

Exhibit 11        Statement re: Computation of Per Share Earnings.