Form 10-Q
period 2002-03-31
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2002-05-15
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720

                     FRESENIUS MEDICAL CARE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEW YORK                                    13-3461988
                 --------                                    ----------
(State or Other Jurisdiction of Incorporation)          (I.R.S. Employer ID No.)

    95 HAYDEN AVENUE, LEXINGTON, MA                            02420
    -----------------------------                              -----
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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

      ITEM 1:  FINANCIAL STATEMENTS                                         PAGE

               Unaudited Consolidated Statements of Earnings ...............  4
               Unaudited Consolidated Statements of Comprehensive Income....  5
               Unaudited Consolidated Balance Sheets.......................   6
               Unaudited Consolidated Statements of Cash Flows.............   7
               Notes to Unaudited Consolidated Financial Statements.........  9

      ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.......................  20

      ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK...............................................  24

PART II: OTHER INFORMATION

      ITEM 1:  Legal Proceedings...........................................  25
      ITEM 6:  Exhibits and Reports on Form 8-K............................  28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            -----------------------------------
                                                                2002                  2001
                                                            -------------        -------------
NET REVENUES
     Health care services............................       $     784,022        $      754,199
     Medical supplies................................             109,882               114,077
                                                            -------------        --------------
                                                                  893,904               868,276
                                                            -------------        --------------
EXPENSES
     Cost of health care services....................             563,655               518,284
     Cost of medical supplies........................              73,123                83,982
     General and administrative expenses.............              76,171                86,525
     Provision for doubtful accounts.................              21,340                18,273
     Depreciation and amortization...................              35,435                61,693
     Research and development........................               1,998                 1,084
     Interest expense, net, and related financing
       costs including $33,679 and  $31,179, of
       interest with affiliates......................              55,023                55,479
                                                            -------------        --------------
                                                                  826,745               825,320
                                                            -------------        --------------

INCOME BEFORE  INCOME TAXES .........................              67,159                42,956
PROVISION FOR INCOME TAXES...........................              26,701                20,510
                                                            -------------        --------------
NET INCOME...........................................       $      40,458        $       22,446
                                                            =============        ==============
Basic and fully dilutive earnings per share
   Net Income .......................................       $        0.45        $         0.25



     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                               --------------------------
                                                 2002             2001
                                               ---------        ---------
NET INCOME ..................................  $  40,458        $  22,446
Other comprehensive income...................
   Foreign currency translation adjustments..       (432)            (408)
   Derivative instruments (net of deferred
    tax expense (benefit) of $3,813 and
    ($18,692))...............................      5,910          (28,039)
                                               ---------        ---------

   Total other comprehensive income (loss)...      5,478          (28,447)
                                               ---------        ---------
COMPREHENSIVE INCOME (LOSS) .................  $  45,936        $  (6,001)
                                               =========        =========



     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                        MARCH 31,          DECEMBER 31,
                                                          2002                2001
                                                      ------------        ---------------
                                                      (UNAUDITED)
ASSETS

 Current Assets:
     Cash and cash equivalents.....................   $     34,386        $     26,786
     Accounts receivable, less allowances of
       $110,287 and $103,859.......................        395,517             423,912
     Inventories...................................        211,286             202,221
     Deferred income taxes.........................        188,044             196,831
     Other current assets..........................        125,295             119,592
                                                      ------------        ------------
          Total Current Assets.....................        954,528             969,342
                                                      ------------        ------------

 Properties and equipment, net.....................        523,102             520,620
                                                      ------------        ------------
Other Assets:
     Excess of cost over the fair value of net
      assets acquired and other intangible assets,
      net of accumulated amortization of $730,992
      and $718,939.................................      3,408,906           3,418,544

     Other assets and deferred charges.............        100,053              94,460
                                                      ------------        ------------
          Total Other Assets.......................      3,508,959           3,513,004
                                                      ------------        ------------
Total Assets.......................................   $  4,986,589        $  5,002,966
                                                      ============        ============
LIABILITIES AND EQUITY

Current Liabilities:
     Current portion of long-term debt and
      capitalized lease obligations................   $    152,212        $    152,046

     Current portion of borrowing from affiliates..        292,425             291,360
     Accounts payable..............................        145,573             125,530
     Accrued liabilities...........................        217,831             229,153
     Accrued special charge for legal matters......        219,741             224,037
     Net accounts payable to affiliates............         25,149              39,934
     Accrued income taxes..........................         72,755              83,654
                                                      ------------        ------------
          Total Current Liabilities................      1,125,686           1,145,714

Long-term debt.....................................        272,200             300,600
Non-current borrowings from affiliates.............      1,005,687           1,005,669
Capitalized lease obligations......................          2,497               1,675
Deferred income taxes..............................        117,800             113,046
Other liabilities..................................        136,405             146,170
                                                      ------------        ------------
          Total Liabilities........................      2,660,275           2,712,874
                                                      ------------        ------------

Mandatorily Redeemable Preferred Securities........        682,746             692,330
                                                      ------------        ------------
Equity:
   Preferred stock, $100 par value.................          7,412               7,412
   Preferred stock, $.10 par value ................          8,906               8,906
   Common stock, $1 par value; 300,000,000 shares
     authorized; outstanding 90,000,000............         90,000              90,000
   Paid in capital.................................      1,945,014           1,945,014
   Retained deficit................................       (362,421)           (402,749)
   Accumulated comprehensive (loss)................        (45,343)            (50,821)
                                                      ------------        ------------
        Total Equity...............................      1,643,568           1,597,762
                                                      ------------        ------------
Total Liabilities and Equity                          $  4,986,589        $  5,002,966
                                                      ============        ============



     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ----------------------------------
                                                                      2002                 2001
                                                                  --------------       -------------
Cash Flows from Operating Activities:
     Net income ...........................................      $    40,458          $    22,446
     Adjustments to reconcile net income to net cash from
      Operating activities:
          Depreciation and amortization....................           35,435               61,693
          Provision for doubtful accounts..................           21,340               18,273
          Deferred income taxes............................            9,728              (17,553)
          Loss on disposal of properties and equipment.....              461                  210

  Changes in operating assets and liabilities, net of
     effects of purchase acquisitions and foreign exchange:
          Increase in accounts receivable..................          (21,945)             (57,612)
          Increase in inventories..........................           (9,044)              (4,647)
          Increase in other current assets.................           (8,981)              (4,373)
          Decrease in IDPN accounts receivable.............               --                5,189
          (Increase) decrease in other assets and
              deferred charges.............................           (2,616)               4,509
          Increase (decrease) in accounts payable..........           20,043               (5,232)
          (Decrease) increase in accrued income taxes......          (10,899)              28,880
          Decrease in accrued liabilities..................          (14,770)              (3,835)
          Decrease in accrued special charge for legal
            matters........................................           (4,296)                  --

          (Decrease) increase in other long-term
            liabilities....................................           (7,354)               2,535
          Net changes due to/from affiliates...............          (14,785)               5,847
          Other, net.......................................            3,849                2,763
                                                                 -----------          -----------
     Net cash provided by operating activities.............           36,624               59,093
                                                                 -----------          -----------

Cash Flows from Investing Activities:
          Capital expenditures.............................          (27,364)             (35,482)
          Payments for acquisitions, net of cash acquired..           (2,333)            (246,756)
                                                                 -----------          -----------
     Net cash used in investing activities.................          (29,697)            (282,238)
                                                                 -----------          -----------

Cash Flows from Financing Activities:
          Payments on settlement of investigation..........               --              (34,734)
          Net increase in borrowings from affiliates.......            1,084              216,282
          Cash dividends paid..............................             (130)                (130)
          (Payments) proceeds from receivable financing
            facility ......................................           29,000               (5,600)
          Net (decrease) increase on debt and capitalized
            leases.........................................          (28,837)              45,340
          Equity contribution..............................               --               10,000
                                                                 -----------          -----------
    Net cash provided by financing activities..............            1,117              231,158
                                                                 -----------          -----------
Effects of changes in foreign exchange rates...............             (444)                (416)
                                                                 -----------          -----------
Change in cash and cash equivalents........................            7,600                7,597
Cash and cash equivalents at beginning of period...........           26,786               33,327
                                                                 -----------          -----------
Cash and cash equivalents at end of period.................      $    34,386          $    40,924
                                                                 ===========          ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                  2002           2001
                                                               -----------    -----------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
          Interest, net....................................    $    75,666     $   41,710
          Income taxes paid, net...........................         27,982          1,269

Details for Acquisitions:
     Assets acquired.......................................          3,572        295,068
     Liabilities assumed...................................          1,239         48,312
                                                               -----------     ----------
     Net cash paid for acquisitions........................    $     2,333     $  246,756
                                                               ===========     ==========



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


BASIS OF PRESENTATION

         BASIS OF CONSOLIDATION

         The consolidated financial statements in this report at March 31, 2002 and 2001 and for the three month interim periods then ended are unaudited and should be read in conjunction with the audited, consolidated financial statements in the Company's 2001 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2002.

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

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                              ----------------------
                                                 2002         2001
                                              --------      --------

The weighted average number of shares of
  Common Stock were as follows................  90,000        90,000
                                              ========      ========

Net income used in the computation of earnings per share is as follows:


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                          2002        2001
                                                        -------     --------

CONSOLIDATED

Net income .........................................   $ 40,458     $ 22,446

Dividends paid on preferred stocks..................       (130)        (130)
                                                        -------     --------

Income used in per share computation of earnings ...   $ 40,328     $ 22,316
                                                       ========     ========

Basic and fully dilutive earnings per share.........   $   0.45     $   0.25
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

      The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax gains of $6.3 million ($10.3 million pretax) for the three months ended March 31, 2002 were deferred in other comprehensive income. Interest payable and interest receivable under the swap terms are accrued and recorded as an adjustment to interest expense at each reporting date.

      The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases. After tax losses of $0.3 million ($0.5 million pretax) for the three months ended March 31, 2002 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

      The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. After tax loss of $0.1 million ($0.1 million pretax) for the three months ended March 31, 2002 were deferred in other comprehensive income. Ineffective amounts had no material impact on earnings for the three months ended March 31, 2002.

      Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings.

      EVEREST ACQUISITION

      On January 8, 2001, FMC acquired Everest Healthcare Services Corporation (now known as Everest Healthcare Holdings, Inc., "Everest") through a merger of Everest into a subsidiary of FMC at a purchase price of $341 million. Approximately $99 million was funded by the issuance of 2.25 million FMC preference shares to Everest. The remaining purchase price was paid with cash of $242 million, including assumed debt. Everest owned, operated or managed approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the United States. Everest also operated extracorporeal blood services and acute dialysis businesses that provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. On August 22, 2001 FMC transferred its interests in Everest to the Company at its book value. There was no gain or loss recorded on this sale as it is a transfer between entities under common control. The consolidated operations and cash flows of the Company for the twelve months ended December 31, 2001 include the consolidated operations and cash flows of Everest retroactive to January 1, 2001. Accordingly, the Company's previously reported revenues and results of operations for the three months ended March 31, 2001 have been restated to include Everest revenues and earnings of $63 million and $0.7 million, respectively.

      NEW PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No.141, Business Combinations ("SFAS 141"), and SFAS No.142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, Accounting for the Impairment or Diposal of Long-Lived Assets.

      The Company adopted the provisions of SFAS 141 immediately, and adopted SFAS 142 effective January 1, 2002. Accordingly, any goodwill or intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 has not been amortized, but will be evaluated for impairment in accordance with SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through December 31, 2001.

      SFAS 141 requires that the Company evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that it make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss should be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 requires that the Company perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss should be recognized as the cumulative effect of a change in accounting principle in its statement of operations.

     The Company is currently estimating the impact of SFAS 142 on the Company's financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Management does not believe that transitional impairment losses will be incurred.

     However, based on our current assessments and subject to continuing analysis, had SFAS 142 been effective as of January 1, 2001 the Company estimates that there would have been a favorable impact to pre-tax earnings of approximately $107 million. The favorable impact in 2002 should approximate $97 million.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4 and requires the criteria under Opinion 30 to determine if losses from extinguishment of debt should be classified as extraordinary items. SFAS 145 rescinds Statement No. 44 which is no longer necessary. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback arrangements be accounted for in a similar manner as sale-leaseback transactions.

NOTE 2. INVENTORIES

                                                                            MARCH 31,             DECEMBER 31,
                                                                              2002                   2001
                                                                          ----------              ----------
   Inventories:
     Raw materials...............................................         $   43,703              $   40,834
     Manufactured goods in process...............................              9,897                  11,053
     Manufactured and purchased inventory available for sale.....             92,379                  84,789
                                                                          ----------              ----------
                                                                             145,979                 136,676
       Health care supplies.......................................            65,307                  65,545
                                                                          ----------              ----------
          Total..................................................         $  211,286              $  202,221
                                                                          ==========              ==========

NOTE 3. DEBT

                                                                           MARCH 31,              DECEMBER 31,
                                                                             2002                    2001
                                                                          ----------              -----------
   Long-term debt to outside parties consists of:

   NMC Credit Facility ..........................................         $  422,200              $  450,600
   Other ........................................................              1,475                      27
                                                                          ----------              ----------
                                                                             423,675                 450,627
   Less amounts classified as current ...........................            151,475                 150,027
                                                                          ----------              ----------
                                                                          $  272,200              $  300,600
                                                                          ==========              ==========

    Borrowings (receivables) from affiliates consists of:

                                                                           MARCH 31,              DECEMBER 31,
                                                                             2002                     2001
                                                                          ----------              ------------
   Fresenius Medical Care AG borrowings primarily at interest
      rates approximating  2.57% and 2.85%, respectively.........         $  208,031              $  191,967
   Fresenius AG borrowing at interest rates approximating 2.73%..                 --                  15,000
   Fresenius Medical Care Trust Finance S.a.r.l. borrowings at
      interest rates of 8.25%, 8.43% and 9.25%...................          1,005,239               1,005,239
   Franconia Acquisition, LLC at interest rates approximating
       2.15% and 2.40%, respectively.............................             83,721                  83,721
   Other.........................................................              1,121                   1,102
                                                                          ----------              ----------
                                                                           1,298,112               1,297,029
   Less amounts classified as current............................            292,425                 291,360
                                                                          ----------              ----------
   Total.........................................................         $1,005,687              $1,005,669
                                                                          ==========              ==========

NOTE 4. MANDATORILY REDEEMABLE PREFERRED SECURITIES

      During 2001 and 2000, a wholly-owned subsidiary of the Company issued to NMC shares of various series of Preferred Stock ("Redeemable Preferred Securities") which were then transferred to FMC for proceeds totaling $392,037 in 2001 and $305,500 in 2000. No Redeemable Preferred Securities were issued for the three months ended March 31, 2002. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                                      MARCH 31,    DECEMBER 31,
 MANDATORILY REDEEMABLE PREFERRED SECURITIES            2002          2001
                                                    -----------    -----------

   Series A Preferred Stock, 1,000 shares........   $   113,500    $  113,500
   Series B Preferred Stock, 300 shares..........        34,000        34,000
   Series C Preferred Stock, 1,700 shares........       192,000       192,000
   Series D Preferred Stock, 870 shares..........        97,500        97,500
   Series E Preferred Stock, 1,300 shares........       147,500       147,500
   Series F Preferred Stock, 980 shares..........       113,037       113,037
                                                    -----------    ----------
                                                        697,537       697,537
   Mark to Market Adjustment.....................       (14,791)       (5,207)
                                                    -----------    ----------
   Total.........................................   $   682,746    $  692,330
                                                    ===========    ==========

      These securities are similar in substance except for the order preference both as to dividends and liquidation, dissolution or winding-up of the subsidiary. The order of preference is alphabetically Series A through Series F. In addition, the holders of the Redeemable Preferred Securities are entitled to receive dividends in an amount of dollars per share that varies from approximately 5% to 8% depending on the Series. The dividends will be declared and paid in cash at least annually. All the Redeemable Preferred Securities have a par value of $.01 per share.

      Upon liquidation or dissolution or winding up of the issuer of the Redeemable Preferred Securities, the holders of the Redeemable Preferred Securities are entitled to an amount equal to the liquidation preference for each share of stock plus an amount equal to all accrued and unpaid dividends thereon through the date of distribution. The liquidation preference is the sum of the issuance price plus, for each year or portion thereof, an amount equal to one-half of one percent of the issue price, not to exceed 5%.

      The Redeemable Preferred Securities will be sold back to the Company two years from their respective date of issuance for a total amount equal to Euros 501,773 (Series A, B, C, and F) and US dollars $245,000 (Series D and E) plus any accrued and unpaid dividends. For the three months ended March 31, 2002 and 2001, dividends of $9,929 and $5,200, respectively, were recorded and classified as part of interest expense in the consolidated statement of operations. During the three months ended March 31, 2002, a cash dividend payment was made totaling $29,850. Accordingly, the Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

      The holders of the Redeemable Preferred Securities have the same participation rights as the holders of all other classes of capital stock of the issuing subsidiary.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

      Net income and net income adjusted to exclude amortization expense (including any related tax effect) recognized in those periods relating to goodwill and specific intangible assets that are no longer being amortized.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              ----------------------------
($000 EXCEPT FOR EARNINGS PER SHARE)            2002                2001
                                              --------            --------
Net Income                                    $ 40,458            $ 22,446
Net Income Adjusted                           $ 40,458            $ 46,726

      Reconciliation of net income to adjusted net income and earnings per share to adjusted earnings per share.

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
($000 EXCEPT FOR EARNINGS PER SHARE)                 2002              2001
                                                   --------          ---------

Reported Net Income                                $ 40,458          $  22,446
Addback:  Amortization                                   --             24,280
                                                   --------          ---------
 Adjusted Net Income                               $ 40,458          $  46,726
                                                   ========          =========

BASIC AND FULLY DILUTIVE EARNINGS PER SHARE
Reported Net Income                                $   0.45          $    0.25
Addback:  Amortization                                   --               0.27
                                                   --------          ---------
 Adjusted Net Income                               $   0.45          $    0.52
                                                   ========          =========

         The total pre-tax amortization expense associated with goodwill and specific intangible assets recognized during the three months ended March 31, 2001 totaled $29,559. The effective tax rate for restatement of amortization was 17.9%. The effective tax rate is less than the corporate statutory rate primarily due to permanent differences related to non-deductible goodwill.

     The gross currying value and accumulated amortization of intangible assets is as follows:

                                   MARCH 31, 2002              DECEMBER 31, 2001
                              ------------------------     -------------------------
                               GROSS                        GROSS
                              CARRYING    ACCUMULATED      CARRYING     ACCUMULATED
                                VALUE     AMORTIZATION       VALUE      AMORTIZATION
                              --------    ------------     --------     ------------

Patient Relationships         $236,608     $(165,693)       $233,490     $(155,769)

Other Intangibles             $107,318      $(52,394)       $109,545      $(50,406)


     Amortization expense for amortizable intangible assets at March 31, 2002 is estimated to be $30,000 for the remainder of 2002, $19,500 for 2003, $15,500 for 2004, $11,700 for 2005, and $9,200 for 2006.

NOTE 6:  SPECIAL CHARGE FOR LEGAL MATTERS

      In the fourth quarter of 2001, the Company recorded a $258 million ($177 million after tax) special charge to address 1996 merger related legal matters, estimated liabilities including legal expenses arising in connection with the W.R. Grace Chapter 11 proceedings and the cost of resolving pending litigation and other disputes with certain commercial insurers. In January 2002, the Company reached an agreement in principle to resolve pending litigation with Aetna Life Insurance Company (Aetna). The special charge is primarily comprised of three major components relating to (i) the W.R. Grace bankruptcy, (ii) litigation with commercial insurers and (iii) other legal matters.

      The Company has assessed the extent of potential liabilities as a result of the W.R. Grace Chapter 11 proceedings. The Company accrued $172 million principally representing a provision for income taxes payable for the years prior to the 1996 merger for which the Company has been indemnified by W.R. Grace, but may ultimately be obligated to pay as a result of W.R. Grace's Chapter 11 filing. In addition, that amount included the costs of defending the Company in litigation arising out of W.R. Grace's Chapter 11 filing.

      The Company entered into an agreement in principle with Aetna to establish a process for resolving its pending litigation. The Company included in the special charge the amount of $55 million to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable for Aetna and the other commercial litigants. If the Company is unable to settle the pending matters with any of the remaining commercial insurers, whether on the basis of the Aetna agreement in principle or otherwise, the Company believes that this charge reasonably estimates the costs and expenses associated with such litigation.

      The remaining amount of $31 million pre-tax was accrued for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters. See also Note 8- "Commitment and Contingencies- Legal Proceedings."

      At March 31, 2002, there is a remaining balance of approximately $220 million for the accrued special charge for legal matters. During the three months ended March 31, 2002, approximately $4 million in payments have been applied against the accrued special charge for legal matters.

NOTE 7.  PENSION PLANS

      During the first quarter of 2002, the Company recorded a gain of approximately $13.1 million resulting from the curtailment of the Company's defined benefit and supplemental executive retirement plans. The Company has retained all employee pension obligations as of the closing date for the fully-vested and frozen benefits for all employees.


NOTE 8.  COMMITMENTS AND CONTINGENCIES


LEGAL PROCEEDINGS

         COMMERCIAL LITIGATION

     The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co. and Fresenius AG. At the time of the Merger, a W.R. Grace & Co. subsidiary known as W.R. Grace & Co.-Conn. had, and continues to have, significant potential liabilities arising out of product-liability related litigation, pre-merger tax claims and other claims unrelated to NMC, which was Grace's dialysis business prior to the Merger. In connection with the Merger, W.R. Grace & Co.-Conn. agreed to indemnify the Company and NMC against all liabilities of W.R. Grace & Co., whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC's operations. Proceedings have been brought against W.R. Grace & Co. and the Company by plaintiffs claiming to be creditors of W.R. Grace & Co.-Conn., principally alleging that the Merger was a fraudulent conveyance, violated the uniform fraudulent transfer act, and constituted a conspiracy. See discussion of "Mesquita v. W.R. Grace and Company" below.

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

         Subsequent to the Sealed Air transaction, Grace and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Company's continuing observation and analysis of the Service's on-going audit of Grace's pre-Merger tax returns, the Sealed Air litigation and the Grace bankruptcy proceedings, and based on its current assessment of the potential impact of these matters on the Company, the Company recorded a pre-tax accrual of $171.5 million at December 31, 2001 to reflect the Company's estimated exposure for liabilities and legal expenses related to the Grace bankruptcy. The Company intends to continue to pursue vigorously its rights to indemnification from Grace and its insurers and former and current affiliates, including Sealed Air, for all costs incurred by the Company relating to pre-Merger tax and Merger-related claims.

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

     On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W. R. Grace & Co.-Conn ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W. R. Grace & Company, et al.) and additional class actions were filed subsequently with substantially similar allegations; all cases have been stayed and transferred to the U.S. District Court, have been dismissed without prejudice or are pending before the U.S. Bankruptcy Court in Delaware in connection with Grace's Chapter 11 proceeding. The Company has requested indemnification from Grace Chemicals and Sealed Air Corporation pursuant to the Merger agreements. If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity, from W.R. Grace & Co., Sealed Air Corporation, or their affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received distributions from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

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

NOTE 9. INDUSTRY SEGMENTS INFORMATION

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

The table below provides information for the three months ended March 31, 2002 and 2001 pertaining to the Company's two industry segments.



                                                                                                 LESS
                                                              DIALYSIS         DIALYSIS       INTERSEGMENT
                                                              SERVICES         PRODUCTS          SALES        TOTAL
                                                             ---------         --------       ------------  ---------
NET REVENUES FOR THREE MONTHS ENDED
3/31/02                                                       $788,533         $183,207        $77,836       $893,904
3/31/01                                                       $758,508         $178,679        $68,911       $868,276

OPERATING EARNINGS FOR THREE MONTHS ENDED
3/31/02                                                         93,192           35,330             --        128,522
3/31/01                                                        102,773           29,618             --        132,391

ASSETS AT
3/31/2002                                                    2,654,004          659,171             --      3,313,175
12/31/2001                                                   2,650,561          645,956             --      3,296,517

DEPRECIATION AND AMORTIZATION FOR THE THREE MONTHS ENDED
3/31/2002                                                       25,627            4,357             --         29,984
12/31/2001                                                      36,178            5,969             --         42,147

     Total assets of $4,986,589 is comprised of total assets for reportable segments, $3,313,175; intangible assets not allocated to segments, $1,884,703; accounts receivable financing agreement ($471,000); and other corporate assets, $259,711.


The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.


                                                      THREE MONTHS ENDED
       SEGMENT RECONCILIATION                             MARCH 31,
                                                 ---------------------------
                                                    2002              2001
                                                 ---------        ----------
INCOME BEFORE  INCOME TAXES:
     Total operating earnings for
       reportable segments                       $ 128,522        $ 132,391
     Corporate G&A                                   1,109          (13,326)
     Corporate depreciation and amortization        (5,451)         (19,546)
     Research and development expense               (1,998)          (1,084)
     Net interest expense                          (55,023)         (55,479)
                                                 ---------        ---------

 Income Before Income Taxes                      $  67,159        $  42,956
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


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                 (DOLLARS IN MILLIONS)
                                                 2002            2001
                                                ------         -------
NET REVENUES
    Dialysis Services.........................  $  789         $   759
    Dialysis Products.........................     183             179
    Intercompany Eliminations.................     (78)            (69)
                                                ------         -------
Total Net Revenues............................  $  894         $   869
                                                ======         =======
Operating Earnings:
    Dialysis Services.........................  $   93         $   103
    Dialysis Products.........................      35              29
                                                ------         -------
Total Operating Earnings......................     128             132
                                                ------         -------
Other Expenses:
    General Corporate.........................  $    4         $    33
    Research & Development....................       2               1
    Interest Expense, Net.....................      55              55
                                                ------         -------
Total Other Expenses..........................      61              89
                                                ------         -------

Earnings Before Income Taxes..................      67              43
Provision for Income Taxes....................      27              21
                                                ------         -------
Net Income..................................    $   40         $    22
                                                ======         =======

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net revenues for the first three months of 2002 increased by 3% ($25 million) over the comparable period in 2001. Net income for the first three months of 2002 increased by 82% ($18 million) over the comparable period in 2001 as a result of decreased general corporate expenses ($29 million) partially offset by decreased operating earnings ($4 million) and increased income taxes ($6 million). Had the adoption of SFAS 142 been effective January 1, 2001 net income for the first three months of 2002 would have decreased 13% ($6 million) over the comparable period in 2001.

         DIALYSIS SERVICES

         Dialysis Services net revenues for the first three months of 2002 increased by 4% to $784 million (net of $5 million of intercompany sales) primarily attributable to base business revenue growth. The increase in dialysis service revenue growth resulted primarily from a 3% increase in treatment volume, reflecting both base business growth and the impact of 2002 and 2001 acquisitions. Revenue was also favorably impacted by a 1.4% increase in revenue per treatment due to the 1.2% increase in Medicare reimbursement rate and increased ancillary services in 2002 as compared to 2001.

         Dialysis Services operating earnings for the first three months of 2002 decreased 10% ($10 million) over the comparable period of 2001, primarily due to lower ancillary margins ($9 million), higher personnel costs resulting from severance and workforce reductions ($7 million), Amgen price increases ($5 million), expenses associated with the Company's conversion from re-use to single use dialyzers ($3 million), higher expenses for certification of de novo clinics ($2) and higher provisions for doubtful accounts ($2 million). These increases were partially offset by the impact of increased Medicare reimbursement rates ($3 million), general cost improvements ($2 million) and lower amortization expense ($11 million) as a result of the adoption of SFAS 142, which became effective January 1, 2002.

         DIALYSIS PRODUCTS

         Dialysis Products gross revenues increased by 2% to $183 million in the first quarter of 2002 as compared to $179 million in the comparable period 2001. Internal sales to Dialysis Services increased by 7% to $73 million and were partially offset by a decrease in external sales of 1% to $108 million. External sales include sales of machines to a third party leasing company which are utilized by Dialysis Services to provide services to our customers and Method II PD revenues for dialysis services patients. Dialysis Products measures its external sales performance based on its sales to the "net available external market". The net available external market excludes machine sales to third parties for machines utilized by the service division, Method II revenues and sales to other vertically integrated dialysis companies. Net available external market sales increased by 8% to $89 million in the first quarter 2002 over the comparable period 2001.

         Dialysis Products operating earnings for the first three months of 2002 increased by 21% ($6 million) over the comparable period of 2001. This increase was primarily due to improvements in gross margin and reductions in other manufacturing costs, as well as lower amortization expense ($2 million) as a result of the adoption of SFAS 142, which became effective January 1, 2002, partially offset by costs related to the conversion from re-use to single use dialyzers.

         OTHER EXPENSES

         The Company's other expenses for the first three months of 2002 decreased by 31% ($28 million) over the comparable period of 2001. General corporate expenses decreased by $29 million and interest expense remained constant. The decreases in general corporate expenses were primarily due to foreign exchange fluctuations ($7 million resulting from $2 million foreign exchange losses for the three months ended 2002 versus $9 million foreign exchange losses for the three months ended 2001), a gain on the curtailment of the Company's defined benefit and supplemental executive retirement plan ($13 million), and decreased amortization expense ($16 million, resulting from the adoption of SFAS 142) offset somewhat by increases in other general corporate expenses ($7 million).

         INCOME TAX RATE

         The effective tax rate from operations for the first three months of 2002 (39.8%) is lower than the rate for the comparable period of 2001 (47.7%), due to the expected higher earnings and the adoption of SFAS 142 which eliminates the amortization of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

      Cash from operations decreased by $22 million from $59 million for the three months ended March 31, 2001 to $37 million for the three months ended March 31, 2002. This decrease is primarily related to unfavorable changes in operating assets and liabilities of $44 million partially offset by increases in net income adjustments of $4 million and increased earnings of $18 million.

      Increases in accounts receivable of $22 million for the three months ended March 31, 2002 are primarily due to the Company's revenue growth and impact of acquisitions. Increases in accounts payable were primarily due to timing of disbursements. Cash on hand was $34 million and $41 million at March 31, 2002 and 2001, respectively.

      Net cash flows used in investing activities of operations totaled $30 million in 2002 compared to $282 million in 2001. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Cash expenditures for acquisitions totaled $2 million and $247 million in 2002 and 2001, respectively, net of cash acquired. The decrease in acquisition spending in 2002 over the comparable period in 2001 is primarily due to the Everest acquisition in 2001. In January 2001, the Company completed the acquisition of Everest. Approximately $99 million was funded by the issuance of 2.25 million FMC preference shares to Everest. The remaining purchase price was paid with cash of $242 million including assumed debt. Capital expenditures of $27 million and $35 million in 2002 and 2001, respectively, were made for new clinics improvements to existing clinics, and expansion and maintenance of production facilities.

      For the three months ended March 31, 2002, net cash flows provided by financing activities totaled $1 million in 2002 compared to $231 million in 2001. The Company increased its borrowings under its accounts receivable facility (the "Accounts Receivable Facility") by $29 million to $471 million at March 31, 2002. The proceeds from the accounts receivable facility were offset by payments of $29 million on debt and capital lease obligations.

      Outstanding amounts under the Accounts Receivable Facility are reflected as reductions in accounts receivable. The Company's capacity to generate cash flow from the accounts receivable facility depends on the availability of sufficient accounts receivable that meet certain criteria defined in the agreement with the third party funding corporation. A lack of availability of such accounts receivable may have a material impact on the Company's ability to utilize the facility for its financial needs.

CRITICAL ACCOUNTING POLICIES

      The Company has identified the following selected accounting policies and issues that the Company believes are critical to understand the financial reporting risks presented in the current economic environment. These matters and judgments, and uncertainties affecting them, are also essential to understanding the Company's reported and future operating results. See Notes to Consolidated Financial Statements - Note 2, "Summary of Significant Accounting Policies" included in the Company's 2001 report on Form 10K.

      RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS

      The growth of the Company's business through acquisitions has created a significant amount of intangible assets, including goodwill, patient relationships, tradenames and other. At March 31, 2002, the carrying amount of net intangible assets amounted to $3,409 million representing approximately 68% of the Company's total assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. As discussed in Note 2 to the Consolidated Financial Statements, any impairment is tested by a comparison of the carrying amount of intangible assets to future net cash flows expected to be generated. If such intangible assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      A prolonged downturn in the healthcare industry with lower than expected increases in reimbursement rates and/or higher than expected costs for providing our healthcare services could adversely affect the Company's estimates of future net cash flows in any segment. Consequently, it is possible that the Company's future operating results could be materially and adversely affected by impairment charges related to goodwill or other indefinite lived intangibles.

      LEGAL CONTINGENCIES

      The Company is a party to litigation relating to a number of matters, including the commercial insurer litigation, OBRA 93, W.R. Grace & Co. bankruptcy and Sealed Air Corporation indemnification litigation and other litigation arising in the ordinary course of the Company's business as described in Note 8 "Commitments and Contingencies" in the Company's Consolidated Financial Statements. Any adverse outcome in any of these matters would have a material adverse effect on the Company's financial position, results of operations and cash flows.

      The Company regularly analyzes current information relating to these litigation matters and provides accruals for probable contingent losses including the estimated legal expenses to resolve the matter. The Company's internal legal department and external lawyers participate in the assessments. In its decisions regarding the recording of litigation accruals, the Company considers the probability of an unfavorable outcome and its ability to make a reasonable estimate of the amount of contingent loss.

      If an unfavorable outcome is probable but the amount of loss cannot be reasonably estimated by management, appropriate disclosure is provided, but no contingent losses are accrued. The mere filing of a suit or formal assertion of a claim or assessment does not necessarily require the recording of an accrual.

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

      Net Revenues from machines sales for the three months ended March 31, 2002 and 2001 was $6.7 million and $10.3 million, respectively, of net revenues for machines sold to a third party leasing company which are utilized by the dialysis services division to provide services to our customers. The profits on these sales are deferred and amortized to earnings over the lease terms.

      SELF INSURANCE PROGRAMS

      The Company is self-insured for professional, product and general liability, auto and worker's compensation claims up to predetermined amounts above which third party insurance applies. Estimates include ultimate costs for both reported and incurred but not reported claims.


IMPACT OF INFLATION

      A substantial portion of the Company's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. Moreover non-governmental payors continue to exert downward pressure on reimbursement levels. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect the Company's business and results of operations.

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

      The Company enters into foreign exchange contracts that are designated as, and effective as, hedges for forecasted purchase transactions. Also, since the Company carries a substantial amount of floating rate debt, the Company uses interest rate swaps to synthetically change certain variable-rate debt obligations to fixed-rate obligations to mitigate the impact of interest rate fluctuations.

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


      At March 31, 2002, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is approximately ($55.8 million) and the fair value of Company's foreign exchange contracts, which consisted entirely of forward agreements, is valued at approximately ($25.7 million). The Company had outstanding contracts covering the purchase of
653.4 million Euros ("EUR") at an average contract price of $.90751 per EUR, for delivery between April 2002 and November 2003, contracts for the purchases of
63.0 million Mexican Pesos at an average contract price of 10.1211 pesos per US dollar, and contracts for the delivery of 10.6 million Canadian Dollars at an average contract price of $.6386 per Canadian Dollar.

                                     PART II
                                OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

         COMMERCIAL LITIGATION

         The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co. and Fresenius AG. At the time of the Merger, a W.R. Grace & Co. subsidiary known as W.R. Grace & Co.-Conn. had, and continues to have, significant potential liabilities arising out of product-liability related litigation, pre-merger tax claims and other claims unrelated to NMC, which was Grace's dialysis business prior to the Merger. In connection with the Merger, W.R. Grace & Co.-Conn. agreed to indemnify the Company and NMC against all liabilities of W.R. Grace & Co., whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC's operations. Proceedings have been brought against W.R. Grace & Co. and the Company by plaintiffs claiming to be creditors of W.R. Grace & Co.-Conn., principally alleging that the Merger was a fraudulent conveyance, violated the uniform fraudulent transfer act, and constituted a conspiracy. See discussion of "Mesquita v. W.R. Grace and Company" below.

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

         Subsequent to the Sealed Air transaction, Grace and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Company's continuing observation and analysis of the Service's on-going audit of Grace's pre-Merger tax returns, the Sealed Air litigation and the Grace bankruptcy proceedings, and based on its current assessment of the potential impact of these matters on the Company, the Company recorded a pre-tax accrual of $171.5 million at December 31, 2001 to reflect the Company's estimated exposure for liabilities and legal expenses related to the Grace bankruptcy. The Company intends to continue to pursue vigorously its rights to indemnification from Grace and its insurers and former and current affiliates, including Sealed Air, for all costs incurred by the Company relating to pre-Merger tax and Merger-related claims.

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

     On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W. R. Grace & Co.-Conn ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W. R. Grace & Company, et al.) and additional class actions were filed subsequently with substantially similar allegations; all cases have been stayed and transferred to the U.S. District Court, have been dismissed without prejudice or are pending before the U.S. Bankruptcy Court in Delaware in connection with Grace's Chapter 11 proceeding. The Company has requested indemnification from Grace Chemicals and Sealed Air Corporation pursuant to the Merger agreements. If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity, from W.R. Grace & Co., Sealed Air Corporation, or their affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received distributions from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

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

Exhibit 4.15 Amendment No. 13 dated as of December 17, 2001 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N.A.), as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Managing Agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 1, 2001).

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

Exhibit 10.3* Product Purchase Agreement effective January 1, 2002 between Amgen USA, Inc. and National Medical Care, Inc. (filed herewith).

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

Exhibit 10.8 Amendment No. 5 to Amended and Restated Transfer and Administration Agreement dated as December 21, 2001 among Compass US Acquisition, LLC, NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, the Bank Investors listed therein, Westdeutsche Landesbank Girozentrale, New York Branch, as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 1, 2001).

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

(b)      Reports on Form 8-K

      On February 13, 2002, Fresenius Medical Care Holdings, Inc., filed a report on Form 8-K with respect to the announcement by Fresenius Medical Care AG, the parent corporation of Fresenius Medical Care Holdings, Inc., that a special charge was to be taken in the fourth quarter of 2001.

      On March 27, 2002, Fresenius Medical Care Holdings, Inc., filed a report on Form 8-K with respect to the announcement by Fresenius Medical Care AG, the parent corporation of Fresenius Medical Care Holdings, Inc., that based on its calculation of its cumulative adjusted cash flow for the five years ended December 31, 2001, no special dividend would be payable on the Class D Special Dividend Preferred Stock of Fresenius Medical Care Holdings, Inc.


* Confidential treatment has been requested as to certain portions of this Exhibit

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Fresenius Medical Care Holdings, Inc.



DATE: May 15, 2002                    /s/ Ben J. Lipps
    --------------                    ------------------------------------------
                                      NAME:  Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: May 15, 2002                    /s/ Jerry A. Schneider
     -------------                    ------------------------------------------
                                      NAME:  Jerry Schneider
                                      TITLE: Chief Financial Officer