Form 10-Q
period 2002-06-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2002-08-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

_______________________________________________________________________________

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

                                TABLE OF CONTENTS


                                                                                                                PAGE
PART I: FINANCIAL INFORMATION

      ITEM 1:     FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Operations.............................................   4
                  Unaudited Consolidated Statements of Comprehensive Income...................................   5
                  Unaudited Consolidated Balance Sheets......................................................    6
                  Unaudited Consolidated Statements of Cash Flows............................................    7
                  Notes to Unaudited Consolidated Interim Financial Statements................................   9

      ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................................................  19

      ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................................................  24


PART II: OTHER INFORMATION

      ITEM 1:     Legal Proceedings...........................................................................  25
      ITEM 4:     Submission of Matters to a Vote of Security Holders.........................................  27
      ITEM 6:     Exhibits and Reports on Form 8-K............................................................  27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                         ---------------------        --------------------------
                                                                           2002        2001               2002          2001
                                                                         --------  ----------         ----------      ----------
NET REVENUES

   Health care services                                                  $814,264    $779,613         $1,598,286      $1,533,812

   Medical supplies                                                       116,136     124,178            226,018         238,255
                                                                         --------  ----------         ----------      ----------
                                                                          930,400     903,791          1,824,304       1,772,067
                                                                         --------  ----------         ----------      ----------
EXPENSES

   Cost of health care services                                           575,269     530,070          1,138,924       1,048,354
   Cost of medical supplies                                                81,495      89,518            154,618         173,500
   General and administrative expenses                                     79,669      85,150            155,840         171,675
   Provision for doubtful accounts                                         25,998      18,849             47,338          37,122
   Depreciation and amortization                                           36,638      62,769             72,073         124,462
   Research and development                                                 2,007       1,162              4,005           2,246
   Interest expense, net and related financing costs including $33,687 and $30,925 for the three months and $67,366 and $62,104 for
       the six  months ended, respectively, of interest with affiliates    55,818      55,148            110,841         110,627
                                                                         --------  ----------         ----------      ----------
                                                                          856,894     842,666          1,683,639       1,667,986
                                                                         --------  ----------         ----------      ----------

INCOME BEFORE  INCOME  TAXES AND EXTRAORDINARY
   ITEM                                                                    73,506      61,125            140,665         104,081
PROVISION FOR INCOME TAXES                                                 29,032      29,650             55,733          50,160
                                                                         --------  ----------         ----------      ----------

NET INCOME BEFORE EXTRAORDINARY ITEM                                       44,474      31,475             84,932          53,921

Extraordinary loss on early redemption of borrowings from affiliates,
   net of tax benefit $6,520                                                9,780          --              9,780              --
                                                                         --------  ----------         ----------      ----------

NET INCOME                                                               $ 34,694    $ 31,475         $   75,152      $   53,921
                                                                         ========  ==========         ==========      ==========


Basic and fully dilutive net income before extraordinary item per share  $   0.49    $   0.35         $     0.94      $     0.60

Basic and fully dilutive net income per share                            $   0.38    $   0.35         $     0.83      $     0.60


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                      ----------------------------   -----------------------------
                                                                        2002       2001               2002                 2001
                                                                      --------   -------            --------             --------
NET INCOME                                                            $ 34,694   $31,475            $ 75,152             $ 53,921

Other comprehensive income

   Foreign currency translation adjustments                              1,546       292               1,113                 (116)
   Derivative instruments (net of deferred tax expense
     (benefit) of ($4,971) and $2,363 for the three months
     and ($1,158) and ($16,329) for the six months ended,
     respectively                                                      (11,832)    4,144              (5,922)             (23,895)
                                                                      --------   -------            --------             --------
   Total other comprehensive income                                    (10,286)    4,436              (4,809)             (24,011)
                                                                      --------   -------            --------             --------
COMPREHENSIVE INCOME                                                  $ 24,408   $35,911            $ 70,343             $ 29,910
                                                                      --------   -------            --------             --------

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                       JUNE 30,               DECEMBER 31,
                                                                        2002                      2001
                                                                      -----------             -----------
ASSETS                                                                (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                          $    29,834             $    26,786
   Accounts receivable, less allowances of $120,164 and
     $103,859                                                             398,566                 423,912
   Inventories                                                            203,117                 202,221
   Deferred income taxes                                                  180,325                 196,831
   Other current assets                                                   124,866                 119,592
                                                                      -----------             -----------
       Total Current Assets                                               936,708                 969,342
                                                                      -----------             -----------

Properties and equipment, net                                             517,744                 520,620
                                                                      -----------             -----------

Other Assets:
   Excess of cost over the fair value of net assets
      acquired and other intangible assets, net of
      accumulated amortization of $742,802 and $718,939                 3,430,264
                                                                                                3,418,544

   Other assets and deferred charges                                      139,289                  94,460
                                                                      -----------             -----------
Total Other Assets                                                      3,569,553               3,513,004
                                                                      -----------             -----------
Total Assets                                                          $ 5,024,005             $ 5,002,966
                                                                      ===========             ===========

LIABILITIES AND EQUITY

Current Liabilities:
   Current portion of long-term debt and capitalized lease
      obligations                                                         152,539                 152,046
   Current portion of borrowing from affiliates                           253,819                 291,360
   Accounts payable                                                       132,595                 125,530
   Accrued liabilities                                                    232,319                 229,153
   Accrued special charge for legal matters                               212,945                 224,037
   Net accounts payable to affiliates                                      33,730                  39,934
   Accrued income taxes                                                    74,787                  83,654
                                                                      -----------             -----------
      Total Current Liabilities                                         1,092,734               1,145,714

Long-term debt                                                            622,500                 300,600
Non-current borrowings from affiliates                                    651,249               1,005,669
Capitalized lease obligations                                               2,073                   1,675
Deferred income taxes                                                     118,535                 113,046
Other liabilities                                                         123,551                 146,170
                                                                      -----------             -----------
   Total Liabilities                                                    2,610,642               2,712,874
                                                                      -----------             -----------
Mandatorily Redeemable Preferred Securities                               745,518                 692,330
                                                                      -----------             -----------
Equity:
   Preferred stock, $100 par value                                          7,412                   7,412
   Preferred stock, $.10 par value                                          8,906                   8,906
   Common stock, $1 par value; 300,000,000 shares
   authorized; outstanding 90,000,000                                      90,000                  90,000
Paid in capital                                                         1,945,014               1,945,014
Retained deficit                                                         (327,857)               (402,749)
Accumulated comprehensive loss                                            (55,630)                (50,821)
                                                                      -----------             -----------
   Total Equity                                                         1,667,845               1,597,762
                                                                      -----------             -----------
Total Liabilities and Equity                                          $ 5,024,005             $ 5,002,966
                                                                      ===========             ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                    SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                       --------
                                                                                              2002                  2001
                                                                                           ---------             ---------
Cash Flows from Operating Activities:
   Net Income                                                                              $  75,152             $  53,921
   Adjustments to reconcile net earnings to net cash from operating activities:
      Depreciation and amortization                                                           72,073               124,462
      Provision for doubtful accounts                                                         47,338                37,122
      Deferred income taxes                                                                   23,153                12,743
      Loss on disposal of properties and equipment                                             1,263                   465
      Extraordinary loss on early redemption of borrowings from affiliates                     9,780                    --

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:

   Increase in accounts receivable                                                           (29,992)             (100,389)
   Increase in inventories                                                                      (875)              (14,285)
   Increase in other current assets                                                           (8,551)              (23,307)
   Decrease in IDPN accounts receivable                                                           --                 5,189
  (Increase) decrease in other assets and deferred charges                                    (7,824)                8,016
   Increase (decrease) in accounts payable                                                     7,065               (35,563)
  (Decrease) increase in accrued income taxes                                                 (2,347)               24,004
  (Decrease) increase in accrued liabilities                                                  (5,601)               21,089
   Decrease in accrued special charge for legal matters                                      (11,092)                   --
  (Decrease) increase in other long-term liabilities                                         (14,651)                7,746
   Net changes due to/from affiliates                                                         (6,204)               10,544
   Other, net                                                                                  1,517                (6,545)
                                                                                           ---------             ---------
Net cash provided by operating activities                                                    150,204               125,212
                                                                                           ---------             ---------

Cash Flows from Investing Activities:
   Capital expenditures                                                                      (44,693)              (61,462)
   Payments for acquisitions, net of cash acquired                                           (23,344)             (272,843)
   Increase in other assets                                                                   (1,000)               (7,246)
                                                                                           ---------             ---------
Net cash used in investing activities                                                        (69,037)             (341,551)
                                                                                           ---------             ---------

Cash flows from Financing Activities:
   Payments on settlement of investigation                                                        --               (85,920)
   Net (decrease) increase in borrowings from affiliates                                    (391,961)              368,394
   Premium on early redemption of debt                                                       (16,300)                   --
   Cash dividends paid                                                                          (260)                 (260)
   Proceeds from receivable financing facility                                                 8,000                 9,700
   Proceeds from mandatorily redeemable preferred securities                                      --                97,500
   Equity Contribution                                                                            --                10,000
   Net increase (decrease) on debt and capitalized leases                                    321,366              (170,615)
                                                                                           ---------             ---------
Net cash (used in) provided by financing activities                                          (79,155)              228,799
                                                                                           ---------             ---------

Effects of changes in foreign exchange rates                                                   1,036                   (60)
                                                                                           ---------             ---------
Change in cash and cash equivalents                                                            3,048                12,400
                                                                                           ---------             ---------
Cash and cash equivalents at beginning of period                                              26,786                33,327
                                                                                           ---------             ---------
Cash and cash equivalents at end of period                                                 $  29,834             $  45,727
                                                                                           =========             =========


     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                               -------------------------------
                                                                                  2002                  2001
                                                                               ---------             ---------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:

      Interest                                                                 $ 135,171             $  95,254
      Income taxes paid, net                                                      34,889                 5,704

Details for Acquisitions:
   Assets acquired                                                                24,583               320,121
   Liabilities assumed                                                            (1,239)              (47,278)
                                                                               ---------             ---------
   Net cash paid for acquisitions                                              $  23,344             $ 272,843
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

BASIS OF PRESENTATION

         BASIS OF CONSOLIDATION

         The consolidated financial statements in this report at June 30, 2002 and 2001 and for the three and six month interim periods then ended are unaudited and should be read in conjunction with the audited, consolidated financial statements in the Company's 2001 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

         The results of operations and cash flows for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results of operations and cash flows for the fiscal year ending December 31, 2002.

         All intercompany transactions and balances have been eliminated in consolidation.

         NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted net income per share includes the effect of all dilutive potential common shares that were outstanding during the year. The number of shares used to compute basic and diluted net income per share was 90,000 in all periods as there were no potential common shares and no adjustments to income available to common shareholders to be considered for purposes of the diluted net income per share calculation.

                                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                          JUNE 30,                                 JUNE 30,
                                                                   -------------------------             -------------------------
                                                                    2002                2001               2002             2001
                                                                   ------             ------             ------             ------
The weighted average number of shares of
  Common Stock were as follows.........................            90,000             90,000             90,000             90,000
                                                                   ======             ======             ======             ======

Net income used in the computation of earnings per share were as follows:

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30,                                   JUNE 30,
                                                      -----------------------------             -----------------------------
                                                        2002                 2001                 2002                 2001
                                                      --------             --------             --------             --------
NET INCOME BEFORE EXTRAORDINARY ITEM
Net income before extraordinary item                  $ 44,474             $ 31,475             $ 84,932             $ 53,921

Dividends paid on preferred stock                         (130)                (130)                (260)                (260)
                                                      --------             --------             --------             --------
Income available to common shareholders               $ 44,344             $ 31,345             $ 84,672             $ 53,661
                                                      ========             ========             ========             ========
Basic and fully dilutive net income before
 extraordinary item per share                         $   0.49             $   0.35             $   0.94             $   0.60
                                                      ========             ========             ========             ========



                                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                   JUNE 30,                                   JUNE 30,
                                                         -----------------------------             -----------------------------
                                                           2002                 2001                 2002                 2001
                                                         --------             --------             --------             --------
NET INCOME
Net income                                               $ 34,694             $ 31,475             $ 75,152             $ 53,921
Dividends paid on preferred stock                            (130)                (130)                (260)                (260)
                                                         --------             --------             --------             --------
Income available to common shareholders                  $ 34,564             $ 31,345             $ 74,892             $ 53,661
                                                         ========             ========             ========             ========
Basic and fully dilutive net income per share            $   0.38             $   0.35             $   0.83             $   0.60
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

      The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax losses of $10.3 million ($17.2 million pretax) for the three months ended June 30, 2002 and after tax losses of $3.8 million ($6.4 million pretax) for the six months ended June 30, 2002 were deferred in other comprehensive income. Interest payable and receivable under the swap terms are accrued and recorded as adjustments to interest expense at each reporting date.

      The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases. After tax losses of $0.0 million ($0.0 million pretax) for the three months ended June 30, 2002 and after tax losses of $0.3 million ($0.5 million pretax) for the six months ended June 30, 2002 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

      The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. After tax gains of $1.8 million ($3.0 million pretax) for the three months ended June 30, 2002 and after tax gains of $1.7 million ($2.9 million pretax) for the six months ended June 30, 2002 were deferred in other comprehensive income. Ineffective amounts had no material impact on earnings for the three and six months ended June 30, 2002.

      Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings. Pre-tax charges (gains) recorded in the statement of operations for the three and six months ended June 30, 2002 were ($10.3 million) and ($8.4 million), respectively.

      EVEREST ACQUISITION

      On January 8, 2001, FMC acquired Everest Healthcare Services Corporation (now known as Everest Healthcare Holdings, Inc., "Everest") through a merger of Everest into a subsidiary of FMC at a purchase price of $365 million. Approximately $99 million was funded by the issuance of 2.25 million FMC preference shares to Everest. The remaining purchase price was paid with cash of $266 million, including assumed debt. Everest owned, operated or managed approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the United States. Everest also operated extracorporeal blood services and acute dialysis businesses that provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. On August 22, 2001 FMC transferred its interests in Everest to the Company at its book value. There was no gain or loss recorded on this sale as it is a transfer between entities under common control. The consolidated operations and cash flows of the Company for the twelve months ended December 31, 2001 include the consolidated operations and cash flows of Everest retroactive to January 1, 2001. Accordingly, the Company's previously reported revenues and results of operations for the three and six months ended June 30, 2001 have been restated to include Everest revenues of $60.5 and $123.6 million and losses of $0.8 and $0.1 million, respectively.

      NEW PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No.141, Business Combinations ("SFAS 141"), and SFAS No.142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      The Company adopted the provisions of SFAS 141 immediately, and adopted SFAS 142 effective January 1, 2002. Accordingly, any goodwill or intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 has not been amortized, but has been evaluated for impairment in accordance with SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through December 31, 2001.

      SFAS 141 requires that the Company evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that it make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142.

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

      The Company has completed the impairment tests for indefinite lived specific intangibles and goodwill and has determined that there is no impairment of these assets as of the transition date.

     However, based on our current assessments and subject to continuing analysis, had SFAS 142 been effective as of January 1, 2001 the Company estimates that there would have been a favorable impact to pre-tax earnings for fiscal year 2001 of approximately $107 million. The favorable impact in fiscal year 2002 should approximate $97 million.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses the reporting requirements for the retirement of tangible long-lived assets and asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently estimating the impact of SFAS 143 on the Company's financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Management does not believe that transitional impairment losses will be incurred.

      In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less selling costs. SFAS 144 also broadens the reporting of discontinued operations and will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4 and requires the criteria under Opinion 30 to determine if losses from extinguishment of debt should be classified as extraordinary items. SFAS 145 rescinds Statement No. 44 which is no longer necessary. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback arrangements be accounted for in a similar manner as sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The Company will be required to reclassify the extraordinary loss recorded in the three months ended June 30, 2002 as a separate expense within operations once this Statement is adopted in fiscal year 2003. There is no material impact to the Company for those provisions effective for the periods ended June 30, 2002.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this statement and EITF 94-3 relates to the requirements for the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 2. INVENTORIES

                                                                     JUNE 30,          DECEMBER 31,
                                                                      2002                 2001
                                                                     --------            ---------
Inventories:
  Raw materials                                                      $ 45,039            $  40,834
  Manufactured goods in process                                        14,742               11,053
  Manufactured and purchased inventory available for sale              80,344               84,789
                                                                     --------            ---------
                                                                      140,125              136,676
   Health care supplies                                                62,992               65,545
                                                                     --------            ---------
       Total                                                         $203,117            $ 202,221
                                                                     ========            =========

NOTE 3.  REPAYMENT OF INTERCOMPANY DEBT

      On June 27, 2002 the Company repaid its intercompany debt to FMC Finance S.a.r.l. in the amount of $350,995 originally due in 2006, utilizing funds borrowed under its senior credit facility. An extraordinary loss of $9,780, net of a $6,520 tax benefit, was recorded for the premium owed to FMC Finance S.a.r.l. in the event of the early retirement of this obligation in accordance with the terms of the intercompany debt agreement.

NOTE 4. DEBT

                                                                           JUNE 30,                    DECEMBER 31,
                                                                             2002                         2001
                                                                           ---------                   ------------
   Long-term debt to outside parties consists of:
   NMC Credit Facility ..........................................          $ 772,500                  $     450,600
   Other ........................................................              1,830                             27
                                                                           ---------                   ------------
                                                                             774,330                        450,627
   Less amounts classified as current ...........................            151,830                        150,027
                                                                           ---------                   ------------
                                                                           $ 622,500                   $    300,600
                                                                           =========                   ============


      Borrowings (receivables) from affiliates consists of:

                                                                           JUNE 30,            DECEMBER 31,
                                                                             2002                  2001
                                                                          ----------            ----------
Fresenius Medical Care AG borrowings primarily at interest
   rates approximating  2.57% and 2.85%, respectively ........            $  166,000            $  191,967
Fresenius AG borrowing at interest rates approximating 2.73% .                    --                15,000
Fresenius Medical Care Trust Finance S.a.r.l. borrowings at
   interest rates ranging between 8.25% and 9.25% ............               654,244             1,005,239
Franconia Acquisition, LLC at interest rates approximating
    2.12% and 2.40%, respectively ............................                83,721                83,721
Other ........................................................                 1,103                 1,102
                                                                          ----------            ----------
                                                                             905,068             1,297,029
Less amounts classified as current ...........................               253,819               291,360
                                                                          ----------            ----------
Total ........................................................            $  651,249            $1,005,669
                                                                          ==========            ==========



NOTE 5. MANDATORILY REDEEMABLE PREFERRED SECURITIES

      During 2001 and 2000, a wholly-owned subsidiary of the Company issued shares of various series of Preferred Stock ("Redeemable Preferred Securities") to NMC which were then transferred to FMC for proceeds totaling $392,037 in 2001 and $305,500 in 2000. No Redeemable Preferred Securities were issued for the six months ended June 30, 2002. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                                   JUNE 30,           DECEMBER 31,
   MANDATORILY REDEEMABLE PREFERRED SECURITIES      2002                 2001
                                                  ---------           ------------
Series A Preferred Stock, 1,000 shares            $113,500            $ 113,500
Series B Preferred Stock, 300 shares .              34,000               34,000
Series C Preferred Stock, 1,700 shares             192,000              192,000
Series D Preferred Stock, 870 shares .              97,500               97,500
Series E Preferred Stock, 1,300 shares             147,500              147,500
Series F Preferred Stock, 980 shares .             113,037              113,037
                                                  ---------           ------------
                                                   697,537              697,537
Mark to Market Adjustment ............              47,981               (5,207)
                                                  ---------           ------------
Total ................................            $745,518            $ 692,330
                                                  =========           ============

       These securities are similar in substance except for the order of preference both as to dividends and liquidation, dissolution or winding-up of the subsidiary. The order of preference is alphabetically Series A through Series F. In addition, the holders of the Redeemable Preferred Securities are entitled to receive dividends in an amount of dollars per share that varies from approximately 3% to 8% depending on the Series. The dividends will be declared and paid in cash at least annually. All the Redeemable Preferred Securities have a par value of $.01 per share.

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

      The Redeemable Preferred Securities will be sold back to the Company two years from their respective date of issuance for a total amount equal to Euros 501,773 (Series A, B, C, and F) and US dollars $245,000 (Series D and E) plus any accrued and unpaid dividends. For the three months ended June 30, 2002 and 2001, dividends of $10,646 and $5,860 and for the six months ended June 30, 2002 and 2001 dividends of $20,575 and $11,060, respectively, were recorded and classified as part of interest expense in the consolidated statement of operations. During the three months ended March 31, 2002, a cash dividend payment was made totaling $29,850. Accordingly, the Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

      The Company records mark to market adjustments based on fluctuations in currency rates and records the offset to accumulated comprehensive income.

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

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                                        --------                           --------
($000 EXCEPT FOR EARNINGS PER SHARE)            2002               2001              2002              2001
                                          -------------      --------------     ------------     -------------
Net Income                                $      34,694      $       31,475     $     75,152     $      53,921
Net Income Adjusted                       $      34,694      $       51,424     $     75,152     $      98,150


      Reconciliation of net income to adjusted net income and net income per share to adjusted net income per share.

                                                             THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                  JUNE 30,                                     JUNE 30,
                                                    --------------------------------------        ----------------------------------
($000 EXCEPT FOR NET INCOME PER SHARE)                   2002                   2001                  2002                2001
                                                    ---------------         --------------        --------------     ---------------
Reported Net Income                              $          34,694      $          31,475      $         75,152   $           53,921
Addback:  Amortization                                          --                 19,949                    --               44,229
                                                    ---------------        ---------------        --------------     ---------------

 Adjusted Net Income                             $          34,694                 51,424      $         75,152   $           98,150
                                                    ===============        ===============        ==============     ===============

BASIC AND FULLY DILUTIVE NET INCOME PER
    SHARE:

Reported                                         $            0.38      $            0.35      $           0.83   $             0.60
Addback:  Amortization                                          --                   0.22                    --                 0.49
                                                    ---------------        ---------------        --------------     ---------------
 Adjusted net income per share                   $            0.38      $            0.57      $           0.83   $             1.09
                                                    ===============        ===============     ================     ================

      The total pre-tax amortization expense associated with goodwill and specific intangible assets recognized during the three months and six months ended June 30, 2001 totaled $25,789 and $55,348, respectively. The effective tax rate for restatement of amortization was 20.1%. The effective tax rate is less than the corporate statutory rate primarily due to permanent differences related to non-deductible goodwill.

      The gross carrying value and accumulated amortization of amortizable intangible assets is as follows:

                                       JUNE 30, 2002                               DECEMBER 31, 2001
                          -----------------------------------         -------------------- -------------------
                                 GROSS                                       GROSS
                               CARRYING          ACCUMULATED                CARRYING             ACCUMULATED
                                 VALUE          AMORTIZATION                  VALUE             AMORTIZATION
                          ----------------  -----------------         ------------------   -------------------
Patient Relationships     $        243,837  $        (175,738)        $          233,490   $          (155,769)

Other Intangibles         $        107,477  $         (54,136)        $          109,545   $           (50,406)



      Amortization expense for amortizable intangible assets at June 30, 2002 is estimated to be $18,900 for the remainder of 2002, $21,700 for 2003, $17,700 for 2004, $14,100 for 2005, and $11,000 for 2006.

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

      The Company has finalized a settlement with Aetna Life Insurance Company and certain of its affiliates ("Aetna") in regards to billing practice litigation. The Company included in the special charge the amount of $55 million to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable for Aetna and the other commercial litigants. The Company believes that the accrual reasonably estimates the costs and expenses associated with Aetna's settlement.

      The remaining amount of $31 million pre-tax was accrued for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters. See also Note 9 "Commitment and Contingencies- Legal Proceedings."

      At June 30, 2002, there is a remaining balance of approximately $213 million for the accrued special charge for legal matters. During the three and six months ended June 30, 2002, approximately $7 million and $11 million, respectively in payments have been applied against the accrued special charge for legal matters.

NOTE 8.  PENSION PLANS

      During the first quarter of 2002, the Company recorded a gain of approximately $13.1 million resulting from the curtailment of the Company's defined benefit and supplemental executive retirement plans. The Company has retained all employee pension obligations as of the closing date for the fully-vested and frozen benefits for all employees.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

     Pre-Merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W. R. Grace & Co. ("Grace") has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service"); Grace has received the Service examinaiton report on tax periods 1993 to 1996; that during those years Grace deducted approximately $122.1 million in interest attributable to corporate owned life insurance ("COLI") policy loans; that Grace has paid $21.2 million of tax and interest related to COLI deductions taken in tax years prior to 1993; and that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation. Subject to certain representations made by Grace, the Company and Fresenius AG, Grace and certain of its affiliates agreed to indemnify the Company against this and other pre-Merger and Merger related tax liabilities.

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

      Since 1997, the Company, NMC, and certain NMC subsidiaries have been engaged in litigation with Aetna Life Insurance Company and certain of its affiliates ("Aetna") concerning allegations of inappropriate billing practices for nutritional therapy and diagnostic and clinical laboratory tests and misrepresentations. In July 2002, the Company and Aetna agreed to settle and dismiss these claims and the Company's counterclaims relating to overdue payments for services rendered by the Company to Aetna's beneficiaries. The costs of the Aetna settlement will be charged against previously established accruals. (See "Accrued Special Charge for Legal Matters" below.)

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

      The Company operates a large number facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the Anti-Kickback Statute, the Stark Statute and False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

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

      ACCRUED SPECIAL CHARGE FOR LEGAL MATTERS

      At December 31, 2001, the Company recorded a pre-tax special charge of $258 million to reflect anticipated expenses associated with the continued defense and resolution of pre-Merger tax claims, Merger-related claims, the Aetna litigation and other commercial insurer claims. While the Company believes that its accruals reasonably estimate the Company's currently anticipated costs in connection with the continued defense and resolution of these claims, no assurances can be given that the actual costs incurred by the Company will not exceed the amount of these accruals.

NOTE 10. INDUSTRY SEGMENTS INFORMATION

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

The table below provides information for the three and six months ended June 30, 2002 and 2001 pertaining to the Company's two industry segments.

                                                                                                       LESS
                                                          DIALYSIS            DIALYSIS             INTERSEGMENT
                                                          SERVICES            PRODUCTS                 SALES                TOTAL
                                                          --------            --------                 -----                -----
NET REVENUES
Three Months Ended ................   6/30/02            $  818,666            $191,507            $   79,773            $  930,400
Three Months Ended ................   6/30/01               783,928             189,791                69,928               903,791

Six Months Ended ..................   6/30/02            $1,607,199            $374,714            $  157,609            $1,824,304
Six Months Ended ..................   6/30/01             1,542,436             368,470               138,839             1,772,067


OPERATING EARNINGS

Three Months Ended ................   6/30/02            $  103,548            $ 35,201                    --            $  138,749
Three Months Ended ................   6/30/01               114,716              35,440                    --               150,156

Six Months Ended ..................   6/30/02            $  196,740            $ 70,531                    --            $  267,271
Six Months Ended ..................   6/30/01               217,489              65,058                    --               282,547

TOTAL ASSETS ......................   6/30/02            $2,665,353             648,299                    --            $3,313,652
                                     12/31/01             2,650,561             645,956                    --             3,296,517


                  Total assets of $5,024,005 is comprised of total assets for reportable segments, $3,313,652; intangible assets not allocated to segments, $1,880,581 accounts receivable financing agreement ($450,000); and other corporate assets, $279,772.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                  SEGMENT RECONCILIATION                                         JUNE 30,                JUNE 30,
                                                                           ---------------------   ---------------------
                                                                            2002         2001         2002        2001
                                                                           ---------   ---------   ---------   ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM:

     Total operating earnings for reportable segments ..................   $ 138,749   $ 150,156   $ 267,271   $ 282,547
     Corporate G&A .....................................................      (7,418)    (32,721)    (11,760)    (65,593)
     Research and development expense ..................................      (2,007)     (1,162)     (4,005)     (2,246)
     Net interest expense ..............................................     (55,818)    (55,148)   (110,841)   (110,627)
                                                                           ---------   ---------   ---------   ---------

     Income before income taxes and extraordinary
       item ............................................................   $  73,506   $  61,125   $ 140,665   $ 104,081
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

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                               ----------------------             ---------------------------
                                                                2002              2001              2002                2001
                                                               -----             -----             -------             -------
NET REVENUES
   Dialysis Services ..............................            $ 819             $ 784             $ 1,607             $ 1,542
   Dialysis Products ..............................              191               190                 375                 368
   Intercompany Eliminations ......................              (80)              (70)               (158)               (138)
                                                               -----             -----             -------             -------
Total Net Revenues ................................            $ 930             $ 904             $ 1,824             $ 1,772
                                                               =====             =====             =======             =======
Operating Earnings:
   Dialysis Services ..............................            $ 104             $ 115             $   197             $   217
   Dialysis Products ..............................               35                35                  71                  65
                                                               -----             -----             -------             -------
Total Operating Earnings ..........................              139               150                 268                 282
                                                               -----             -----             -------             -------
Other Expenses:
   General Corporate ..............................            $   7             $  33             $    12             $    65
   Research & Development .........................                2                 1                   4                   2
   Interest Expense, Net ..........................               56                55                 112                 111
                                                               -----             -----             -------             -------
Total Other Expenses ..............................               65                89                 128                 178
                                                               -----             -----             -------             -------
Earnings Before Income Taxes and Extraordinary Item               74                61                 140                 104
Provision for Income Taxes ........................               30                30                  56                  50
                                                               -----             -----             -------             -------
Net Income Before Extraordinary Item ..............            $  44             $  31             $    84             $    54
Extraordinary Loss ................................                9                --                   9                  --
                                                               -----             -----             -------             -------
Net Income ........................................            $  35             $  31             $    75             $    54
                                                               =====             =====             =======             =======


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      Net revenues for the second quarter of 2002 increased by 3% ($26 million) over the comparable period in 2001. Net income for the second quarter of 2002 increased by 13% ($4 million) over the comparable period in 2001 primarily as a result of decreased general corporate expenses ($26 million) and partially offset by decreased operating earnings ($11 million) and a extraordinary loss, net of tax benefit for a premium payment on the early redemption of intercompany debt ($9 million).

      Had the adoption of SFAS 142 been effective January 1, 2001, net income would have decreased 33% ($17 million) over the comparable period in 2001.

      DIALYSIS SERVICES

      Dialysis Services net revenues for the second quarter of 2002 increased by 4% to $814 million (net of $5 million of intercompany sales) primarily attributable to base business revenue growth. The increase in dialysis service revenue growth resulted primarily from a 4% increase in treatment volume, reflecting both base business growth and the impact of 2002 and 2001 acquisitions. Revenue was also favorably impacted by increased ancillary services in 2002 as compared to 2001.

     Dialysis Services operating earnings for the second quarter of 2002 decreased 10% ($11 million) over the comparable period in 2001, primarily due to Amgen price increases ($5 million), expenses associated with Company's conversion from re-use to single use dialyzers ($5 million), higher provisions for doubtful accounts ($7 million) and higher general and administrative costs ($5 million). These increases were partially offset by lower amortization expenses ($7 million) as a result of the adoption of SFAS 142, which became effective January 1, 2002, and improved treatment volume ($4 million).

      DIALYSIS PRODUCTS

      Dialysis Products gross revenues increased 1% to $191 million in the second quarter of 2002 as compared to $190 million in the comparable period of 2001. Internal sales to Dialysis Services increased by 15% to $75 million and were partially offset by a decrease in external sales of 7% to $115 million. Dialysis Products external sales include both (i) sales of machines to a third party leasing company which are leased back by Dialysis Services (ii) and Method II PD revenues for Dialysis Services patients. Dialysis Products measures its external sales performance based on sales to the "net available external market". The net available external market excludes machines sales and Method II revenues involving the Dialysis Services Division as well as sales to other vertically integrated dialysis companies. Net available external market sales increased by 3% to $92 million in the second quarter 2002 over the comparable period of 2001.

      Dialysis Products operating earnings for the second quarter of 2002 remained constant ($35 million) over the comparable period of 2001. Lower gross margins ($2 million primarily as a result of the Company's conversion from re-use to single use dialyzers) were primarily offset by lower amortization expense ($2 million) as a result of the adoption of SFAS 142, which became effective January 1, 2002.

      OTHER EXPENSES

      The Company's other expenses for the second quarter of 2002 decreased by 27% ($24 million) over the comparable period of 2001. General corporate expenses decreased by $26 million and interest expense increased $1 million. The decrease in general corporate expenses was primarily due to foreign exchange fluctuations ($13 million resulting from $10 million foreign exchange gains for the second quarter of 2002 versus $3 million foreign exchange losses for the second quarter of 2001) and decreased amortization expenses ($16 million, primarily resulting from the adoption of SFAS 142) offset somewhat by increases in other general corporate expenses ($3 million).

      EXTRAORDINARY LOSS

      On June 27, 2002 the Company repaid its intercompany debt to FMC Finance S.a.r.l. in the amount of $351 million, originally due in 2006, utilizing funds borrowed under its senior credit facility. An extraordinary loss of $9 million, net of a tax benefit of $7 million, was recorded for the premium owed to FMC Finance S.a.r.l. for the early retirement of this obligation in accordance with the terms of the intercompany debt agreement.

      INCOME TAX RATE

      The effective tax rate from operations for the second quarter of 2002 (39.4%) is lower than the rate for the comparable period of 2001 (48.5%) due to the expected higher earnings and the adoption of SFAS 142 which eliminates the amortization on non-deductible goodwill.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      Net revenues for the first six months of 2002 increased by 3% ($56 million) over the comparable period in 2001. Net income for the first six months of 2002 increased by 39% ($21 million) over the comparable period in 2001 primarily as a result of decreased general corporate expenses ($53 million). These decreases were partially offset by decreased operating earnings ($14 million), an extraordinary loss, net of tax benefit, for a premium payment on the early redemption of debt ($9 million) and increased income taxes ($6 million). Had the adoption of SFAS 142 been effective January 1, 2001, net income would have decreased 23% ($23 million) over the comparable period in 2001.

      DIALYSIS SERVICES

      Dialysis Services net revenues for the first six months of 2002 increased by 4% to $1,598 million (net of $9 million of intercompany sales) primarily attributable to base business revenue growth. The increase in dialysis service revenue resulted primarily from a 4% increase in treatment volume, reflecting both base business growth and the impact of 2002 and 2001 acquisitions. Revenue was also favorably impacted by increased ancillary services in 2002 as compared to 2001.

      Dialysis Services operating earnings for the first six months of 2002 decreased 9% ($20 million) over the comparable period in 2001, primarily due to Amgen price increases ($10 million), higher provisions for doubtful accounts ($9 million), expenses associated with Company's conversion from re-use to single use dialyzers ($7 million), the impact of one less dialysis treatment day ($4 million), higher facility lease and certification costs ($5 million), and severance and payroll costs for workforce reductions ($7 million). These increases were partially offset by general cost reductions ($4 million) and lower amortization expenses ($18 million) as a result of the adoption of SFAS 142 which became effective January 1, 2002.

      DIALYSIS PRODUCTS

      Dialysis Products gross revenues increased 2% to $375 million in the first six months of 2002 as compared to $368 million in the comparable period of 2001. Internal sales to Dialysis Services increased by 14% to $149 million and were partially offset by a decrease in external sales of 6% to $225 million. Net available external market sales increased by 5% to $180 million in the first six months of 2002 over the comparable period of 2001.

      Dialysis Products operating earnings for the first six months of 2002 increased 9% ($6 million) over the comparable period of 2001. This was primarily due to improvements in gross margins and reductions in other manufacturing costs ($2 million, partially offset by the Company's conversion from re-use to single use dialyzers), as well as lower amortization expenses ($4 million) as a result of the adoption of SFAS 142 which became effective January 1, 2002.

      OTHER EXPENSES

      The Company's other expenses for the first six months of 2002 decreased by 28% ($50 million) over the comparable period of 2001. General corporate expenses decreased by $53 million and interest expense increased $1 million. The decrease in general corporate expenses were primarily due to foreign exchange fluctuations ($19 million resulting from $8 million foreign exchange gains for the first six months of 2002 versus $11 million foreign exchange losses for the first six months of 2001), a gain on the curtailment of the Company's defined benefit and supplement executive retirement plan ($13 million) and decreased amortization expenses ($33 million, resulting from the adoption of SFAS 142) offset by increases in amortization of specific intangible assets ($5 million) other general corporate expenses ($7 million).

      EXTRAORDINARY LOSS

      On June 27, 2002 the Company repaid its intercompany debt to FMC Finance S.a.r.l. in the amount of $351 million, originally due in 2006, utilizing funds borrowed under its senior credit facility. An extraordinary loss of $9 million, net of a tax benefit of $7 million, was recorded for the premium owed to FMC Finance S.a.r.l. in the event of the early retirement of this obligation in accordance with the terms of the intercompany debt agreement.

      INCOME TAX RATE

      The effective tax rate from operations for the first six months of 2002 (39.6%) is lower than the rate for the comparable period of 2001 (48.2%) due to the expected higher earnings and the adoption of SFAS 142 which eliminates the amortization on non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

      Cash from operations increased by $25 million from $125 million for the six months ended June 30, 2001 to $150 million for the six months ended June 30, 2002. The increase is primarily related to favorable changes in operating assets and liabilities ($25 million), increased earnings of $21 million and partially offset by decreases in net income adjustments ($21 million).

      Increases in accounts receivable of $30 million for the six months ended June 30, 2002 are primarily due to the Company's revenue growth and impact of acquisitions. Increases in accounts payable were primarily due to timing of disbursements. Cash on hand was $30 million and $46 million at June 30, 2002 and 2001, respectively.

      Net cash flows used in investing activities totaled $69 million in 2002 compared to $342 million in 2001. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Cash expenditures for acquisitions totaled $23 million and $273 million in 2002 and 2001, respectively, net of cash acquired. The decrease in acquisition spending in 2002 over the comparable period in 2001 is primarily due to the Everest acquisition in 2001. In January 2001, the Company completed the acquisition of Everest. Approximately $99 million was funded by the issuance of 2.25 million FMC preference shares to Everest. The remaining purchase price was paid with cash of $260 million including assumed debt. Capital expenditures of $45 million and $61 million in 2002 and 2001, respectively, were made for new clinics, improvements to existing clinics, and expansion and maintenance of production facilities.

      For the six months ended June 30, 2002, net cash flows used by financing activities totaled $79 million in 2002 compared to net cash flows provided of $229 million for the comparable period of 2001. The Company increased its borrowings under its accounts receivable facility (the "Accounts Receivable Facility") by $8 million to $450 million at June 30, 2002. Debt and capital lease obligations in 2002 increased by $321 million primarily due to higher borrowings under the Company's credit facility in order to fund the early repayment of intercompany borrowings and the premium on the early redemption of this intercompany obligation.

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

CRITICAL ACCOUNTING POLICIES

      The Company has identified the following selected accounting policies and issues that the Company believes are critical to understand the financial reporting risks presented in the current economic environment. These matters and judgments, and uncertainties affecting them, are also essential to understanding the Company's reported and future operating results. See Notes to Consolidated Financial Statements - Note 2, "Summary of Significant Accounting Policies" included in the Company's 2001 report on Form 10 K.

      RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS

      The growth of the Company's business through acquisitions has created a significant amount of intangible assets, including goodwill, patient relationships, tradenames and other. At June 30, 2002, the carrying amount of net intangible assets amounted to $3,430 million representing approximately 68% of the Company's total assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. As discussed in Note 2 to the Consolidated Financial Statements, any impairment is tested by a comparison of the carrying amount of intangible assets to future net cash flows expected to be generated. If such intangible assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

      LEGAL CONTINGENCIES

      The Company is a party to litigation relating to a number of matters, including the commercial insurer litigation, W.R. Grace & Co. bankruptcy and Sealed Air Corporation indemnification litigation and other litigation arising in the ordinary course of the Company's business as described in Note 9 "Commitments and Contingencies" in the Company's Consolidated Financial Statements. Any adverse outcome in any of these matters would have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

      REVENUE RECOGNITION

      Revenues are recognized on the date services and related products are provided/shipped and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare and Medicaid. The Company records an allowance for estimated uncollectible accounts receivable based upon an analysis of historical collection experience. The analysis considers differences in collection experience by payor mix and aging of the accounts receivable. From time to time, the Company reviews the accounts receivable for changes in historical collection experience to ensure the appropriateness of the allowances. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

      Net Revenues from machine sales to a third party leasing company where there is a leaseback of the machines by the Dialysis Services Division were $9.2 million and $15.9 million for the three months ended June 30, 2002 and 2001 and $13.2 million and $23.5 million for the six months ended June 30, 2002 and 2001, respectively. The profits on these sales are deferred and amortized to earnings over the lease terms.

      SELF INSURANCE PROGRAMS

      The Company is self-insured for professional, product and general liability, auto and worker's compensation claims up to predetermined amounts above which third party insurance applies. Estimates include ultimate costs for both reported and incurred but not reported claims.

IMPACT OF INFLATION

      A substantial portion of the Company's net revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. Moreover, non-governmental payors continue to exert downward pressure on reimbursement levels. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect the Company's business and results of operations.

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


At June 30, 2002, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is approximately ($72.8 million) and the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is valued at approximately ($49.1 million). The Company had outstanding contracts covering the purchase of 651.5 million Euros ("EUR") at an average contract price of $.9080 per EUR, for delivery between July 2002 and November 2003, contracts for the purchases of
57.0 million Mexican Pesos at an average contract price of 10.2207 pesos per US dollar, and contracts for the delivery of 13.0 million Canadian Dollars at an average contract price of $.6437 per Canadian Dollar.

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

      Pre-Merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W. R. Grace & Co. ("Grace") has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service"); Grace has received the Service examination report on tax periods 1993 to 1996; that during those years Grace deducted approximately $122.1 million in interest attributable to corporate owned life insurance ("COLI") policy loans; that Grace has paid $21.2 million of tax and interest related to COLI deductions taken in tax years prior to 1993; and that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation. Subject to certain representations made by Grace, the Company and Fresenius AG, Grace and certain of its affiliates agreed to indemnify the Company against this and other pre-Merger and Merger related tax liabilities.

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

      Since 1997, the Company, NMC, and certain NMC subsidiaries have been engaged in litigation with Aetna Life Insurance Company and certain of its affiliates ("Aetna") concerning allegations of inappropriate billing practices for nutritional therapy and diagnostic and clinical laboratory tests and misrepresentations. In July 2002, the Company and Aetna agreed to settle and dismiss these claims and the Company's counterclaims relating to overdue payments for services rendered by the Company to Aetna's beneficiaries. The costs of the Aetna settlement will be charged against previously established accruals. (See "Accrued Special Charge for Legal Matters" below.)

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

      The Company operates large number facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the Anti-Kickback Statute, the Stark Statute and False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

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

      ACCRUED SPECIAL CHARGE FOR LEGAL MATTERS

      At December 31, 2001, the Company recorded a pre-tax special charge of $258 million to reflect anticipated expenses associated with the continued defense and resolution of pre-Merger tax claims, Merger-related claims, the Aetna litigation and other commercial insurer claims. While the Company believes that its accruals reasonably estimate the Company's currently anticipated costs in connection with the continued defense and resolution of these claims, no assurances can be given that the actual costs incurred by the Company will not exceed the amount of these accruals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Annual Meeting. The shareholders of the Company acted by majority written consent in lieu of an annual meeting of shareholders on May 24, 2002 (the "Shareholder Action").

      (b) Election of Directors. Pursuant to the Shareholder Action, the shareholders elected Ben J. Lipps, Jerry Schneider and Ronald Kuerbitz to serve as directors until the next annual meeting of shareholders. Shares representing 90,000,000 votes were voted in favor of the election of Messrs. Lipps, Schneider, Kuerbitz to the Board of Directors. There were no votes against their election, no abstentions and no broker non-votes.

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

Exhibit 10.3*     Product Purchase Agreement effective January 1, 2002 between
                  Amgen USA, Inc. and National Medical Care, Inc. (incorporated by reference to the Form 10-Q of the Registrant filed with the Commission on May 15, 2002).

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

Exhibit 10.15       Employment Agreement dated -July 1, 2002 by and between John
                  F. Markus and National Medical Care, Inc. filed herewith.

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

Exhibit 11        Statement re: Computation of Per Share Earnings.

Exhibit 99.1      Certification of Chief Executive Officer

Exhibit 99.2      Certification of Chief Financial Officer

(b)   Reports on Form 8-K

      On June 4, 2002, the Company filed a current report on Form 8-K dated May 13, 2002, with respect to the judgment in the OBRA '93 litigation.

* Confidential treatment has been requested as to certain portions of this Exhibit

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Fresenius Medical Care Holdings, Inc.



DATE: August 14, 2002               /s/Ben J. Lipps
      ---------------               -----------------------------------------
                                    NAME: Ben J. Lipps
                                    TITLE: President (Chief Executive Officer)




DATE: August 14, 2002               /s/Jerry A. Schneider
      ---------------               -----------------------------------------
                                    NAME: Jerry Schneider
                                    TITLE: Chief Financial Officer