Form 10-Q
period 2002-09-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2002-11-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002
                                ------------------
                                       OR

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

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -----     ------

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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

   ITEM 1:   FINANCIAL STATEMENTS                                           PAGE

             Unaudited Consolidated Statements of Operations................  4
             Unaudited Consolidated Statements of Comprehensive Income......  5
             Unaudited Consolidated Balance Sheets..........................  6
             Unaudited Consolidated Statements of Cash Flows................  7
             Notes to Unaudited Consolidated Interim Financial Statements...  9

   ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................ 20

   ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.................................................... 26

   ITEM 4:   CONTROLS AND PROCEDURES........................................ 26



PART II: OTHER INFORMATION

   ITEM 1:   Legal Proceedings.............................................. 27
   ITEM 6:   Exhibits and Reports on Form 8-K............................... 29

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                            ----------------------------       -------------------------------
                                                                2002             2001              2002                2001
                                                            -----------      -----------       -----------         -----------
NET REVENUES
   Health care services................................     $   834,079      $   794,908       $ 2,432,365         $ 2,328,721
   Medical supplies....................................         114,566          121,600           340,584             359,855
                                                            -----------      -----------       -----------         -----------
                                                                948,645          916,508         2,772,949           2,688,576
                                                            -----------      -----------       -----------         -----------
EXPENSES
   Cost of health care services........................         592,293          548,856         1,731,217           1,597,208
   Cost of medical supplies............................          79,660           84,674           234,278             258,174
   General and administrative expenses.................         101,065           68,769           256,905             240,444
   Provision for doubtful accounts.....................          24,482           28,859            71,820              65,981
   Depreciation and amortization.......................          36,049           63,355           108,122             187,819
   Research and development............................           2,758            1,373             6,763               3,620
   Interest expense, net and related financing costs
     including $26,119 and $37,757 for the three
     months and $93,485 and $99,861 for the nine
     months ended, respectively, of interest with
     affiliates........................................          50,543           59,457           161,384             170,085
                                                            -----------      -----------       -----------         -----------
                                                                886,850          855,343         2,570,489           2,523,331
                                                            -----------      -----------       -----------         -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM .....          61,795           61,165           202,460             165,245
PROVISION FOR INCOME TAXES.............................          25,387           29,219            81,120              79,379
                                                            -----------      -----------       -----------         -----------

NET INCOME BEFORE EXTRAORDINARY ITEM...................          36,408           31,946           121,340              85,866

Extraordinary loss on early redemption of borrowings
   from affiliates, net of tax benefit of $6,520.......              --               --             9,780                  --
                                                            -----------      -----------       -----------         -----------

NET INCOME ............................................     $    36,408      $    31,946       $   111,560         $    85,866
                                                            ===========      ===========       ===========         ===========
Basic and fully dilutive net income before
  extraordinary item per share.........................     $      0.40      $      0.35       $      1.34         $      0.95

Basic and fully dilutive net income per share..........     $      0.40      $      0.35       $      1.24         $      0.95


     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                   --------------------------        ---------------------------
                                                     2002             2001              2002             2001
                                                   --------         ---------        ---------         ---------
NET INCOME.......................................  $ 36,408         $  31,946        $ 111,560         $ 85,866

Other comprehensive income
   Foreign currency translation adjustments......      (363)              171              750               55
   Derivative instruments (net of deferred tax
    benefit of $6,797 and $16,702 for the
    three months and $7,955 and $33,031 for
    the nine months ended, respectively).........    (7,802)          (24,551)         (13,724)         (48,446)
                                                   --------         ---------        ---------         --------
       Total other comprehensive income..........    (8,165)          (24,380)         (12,974)         (48,391)
                                                   --------         ---------        ---------         --------
COMPREHENSIVE INCOME.............................  $ 28,243         $   7,566        $  98,586         $ 37,475
                                                   ========         =========        =========         ========




     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2002            2001
                                                   ------------     ------------
                                                    (UNAUDITED)
ASSETS

Current Assets:
   Cash and cash equivalents......................  $    36,650     $    26,786
   Accounts receivable, less allowances of
     $113,522 and $103,859........................      370,611         423,912
   Inventories....................................      193,403         202,221
   Deferred income taxes..........................      173,912         196,831
   Other current assets...........................      123,159         119,592
                                                    -----------     -----------
       Total Current Assets.......................      897,735         969,342
                                                    -----------     -----------
Properties and equipment, net.....................      541,520         520,620
                                                    -----------     -----------
Other Assets:
   Excess of cost over the fair value of net
      assets acquired and other intangible assets,
      net of accumulated amortization of $753,909
      and $718,939................................    3,424,086       3,418,544
   Other assets and deferred charges..............      129,337          94,460
                                                    -----------     -----------
Total Other Assets................................    3,553,423       3,513,004
                                                    -----------     -----------
Total Assets......................................  $ 4,992,678     $ 5,002,966
                                                    ===========     ===========
LIABILITIES AND EQUITY

Current Liabilities:
   Current portion of long-term debt and
      capitalized lease obligations...............      688,217         152,046
   Current portion of borrowing from affiliates...      268,819         291,360
   Accounts payable...............................      100,204         125,530
   Accrued liabilities............................      252,401         229,153
   Accrued special charge for legal matters.......      203,561         224,037
   Net accounts payable to affiliates.............       44,283          39,934
   Accrued income taxes...........................       84,365          83,654
                                                    -----------     -----------
      Total Current Liabilities...................    1,641,850       1,145,714

Long-term debt....................................           --         300,600
Non-current borrowings from affiliates............      651,268       1,005,669
Capitalized lease obligations.....................        1,812           1,675
Deferred income taxes.............................      120,071         113,046
Other liabilities.................................      141,971         146,170
                                                    -----------     -----------
   Total Liabilities..............................    2,556,972       2,712,874
                                                    -----------     -----------
Mandatorily Redeemable Preferred Securities.......      739,748         692,330
                                                    -----------     -----------
Equity:
   Preferred stock, $100 par value................        7,412           7,412
   Preferred stock, $.10 par value ...............        8,906           8,906
   Common stock, $1 par value; 300,000,000 shares
   authorized; outstanding 90,000,000.............       90,000          90,000
Paid in capital...................................    1,945,014       1,945,014
Retained deficit..................................     (291,579)       (402,749)
Accumulated comprehensive loss....................      (63,795)        (50,821)
                                                    -----------     ------------
   Total Equity...................................    1,695,958       1,597,762
                                                    -----------     -----------
Total Liabilities and Equity......................  $ 4,992,678     $ 5,002,966
                                                    ===========     ===========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

      FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

               UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      -----------------------------
                                                                         2002              2001
                                                                      -----------       -----------
Cash Flows from Operating Activities:
   Net Income...................................................      $   111,560       $    85,866
   Adjustments to reconcile net earnings to net cash from
        operating activities:
      Depreciation and amortization.............................          108,122           187,819
      Provision for doubtful accounts...........................           71,820            65,981
      Deferred income taxes.....................................           37,898            33,277
      Loss on disposal of properties and equipment..............            1,707               283
      Extraordinary loss on early redemption of borrowings from
         affiliates, net........................................            9,780                --

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
   Increase in accounts receivable..............................          (32,623)         (118,484)
   Decrease (increase) in inventories...........................            8,839           (25,073)
   Increase in other current assets.............................           (3,567)           (6,487)
   Decrease in IDPN accounts receivable.........................               --             5,189
  (Increase) decrease in other assets and deferred charges......           (7,558)              990
   Decrease in accounts payable.................................          (25,325)          (15,765)
   Increase in accrued income taxes.............................            7,231            32,667
   Increase (decrease) in accrued liabilities...................           20,963           (20,956)
   Decrease in accrued special charge for legal matters.........          (19,854)               --
   Decrease in other long-term liabilities......................          (14,076)           (2,712)
   Net changes due to/from affiliates...........................            4,349            27,184
   Other, net...................................................             (656)          (11,416)
                                                                      ------------      -----------
Net cash provided by operating activities.......................          278,610           238,363
                                                                      -----------       -----------
Cash Flows from Investing Activities:
   Capital expenditures.........................................          (87,382)          (84,439)
   Payments for acquisitions, net of cash acquired..............          (35,747)         (376,273)
   Increase in other assets.....................................           (1,000)          (17,925)
                                                                      ------------      ------------
Net cash used in investing activities...........................         (124,129)         (478,637)
                                                                      ------------      ------------
Cash flows from Financing Activities:
   Payments on settlement of investigation......................               --           (85,920)
   Net (decrease) increase in borrowings from affiliates........         (376,942)          189,029
   Premium on early redemption of debt..........................          (16,300)               --
   Cash dividends paid..........................................             (390)             (390)
   Proceeds from receivable financing facility..................           14,000             2,700
   Proceeds from mandatorily redeemable preferred securities....               --           383,882
   Net increase (decrease) on debt and capitalized leases.......          234,283          (242,657)
   Other net....................................................               --             2,627
                                                                      -----------       -----------
Net cash (used in) provided by financing activities.............         (145,349)          249,271
                                                                      -----------       -----------

Effects of changes in foreign exchange rates....................              732               115
                                                                      -----------       -----------
Change in cash and cash equivalents.............................            9,864             9,112
                                                                      -----------       -----------
Cash and cash equivalents at beginning of period................           26,786            33,327
                                                                      -----------       -----------
Cash and cash equivalents at end of period......................      $    36,650       $    42,439
                                                                      ===========       ===========


     See accompanying Notes to Unaudited, Consolidated Financial Statements

      FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest.......................................  $ 174,613      $ 151,954
      Income taxes paid, net.........................     36,000          5,621

Details for Acquisitions:
   Assets acquired...................................     38,159        423,583
   Liabilities assumed...............................     (2,412)       (47,310)
                                                       ---------      ---------
   Net cash paid for acquisitions....................  $  35,747      $ 376,273
                                                       =========      =========


      See accompanying Notes to Unaudited Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY

       Fresenius Medical Care Holdings, Inc., a New York corporation ("the Company") is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMCAG" or "Fresenius Medical Care"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc. ("NMC"); Fresenius USA Marketing, Inc., Fresenius USA Manufacturing, Inc., and SRC Holding Company, Inc. ("SRC"), all Delaware corporations and Fresenius USA, Inc., a Massachusetts corporation.

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

BASIS OF PRESENTATION

         BASIS OF CONSOLIDATION

         The consolidated financial statements in this report at September 30, 2002 and 2001 and for the three and nine month interim periods then ended are unaudited and should be read in conjunction with the audited, consolidated financial statements in the Company's 2001 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

         The results of operations and cash flows for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations and cash flows for the fiscal year ending December 31, 2002.

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

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -------------------------        -------------------------
                                                  2002               2001          2002               2001
                                                 ------             ------        ------             ------
The weighted average number of shares of
  Common Stock were as follows..............     90,000             90,000        90,000             90,000
                                                 ======             ======        ======             ======

Net income used in the computation of earnings per share were as follows:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               ---------------------------       --------------------------
                                                2002                2001           2002               2001
                                               -------             -------       --------           -------
NET INCOME BEFORE EXTRAORDINARY ITEM

Net income before extraordinary item........   $36,408             $31,946       $121,340           $85,866

Dividends paid on preferred stock...........      (130)               (130)          (390)             (390)
                                               -------             -------       --------           -------

Income available to common shareholders.....   $36,278             $31,816       $120,950           $85,476
                                               =======             =======       ========           =======
Basic and fully dilutive net income before
 extraordinary item per share...............   $  0.40             $  0.35       $   1.34           $  0.95
                                               =======             =======       ========           =======


                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                               -------------------------       ------------------------
                                                2002              2001           2002             2001
                                               -------           -------       --------         -------
NET INCOME

Net income..................................   $36,408           $31,946       $111,560         $85,866

Dividends paid on preferred stock...........      (130)             (130)          (390)           (390)
                                               -------           -------       --------         -------

Income available to common shareholders.....   $36,278           $31,816       $111,170         $85,476
                                               =======           =======       ========         =======
Basic and fully dilutive net income per
  share.....................................   $  0.40           $  0.35       $   1.24         $  0.95
                                               =======           =======       ========         =======

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and the related amendments of SFAS No. 138. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

      The Company is exposed to market risk due to changes in interest rates and foreign currencies. The Company uses derivative financial instruments, including interest rate swaps and foreign exchange contracts, as part of its risk management strategy. These instruments are used as a means of hedging exposure to interest rate and foreign currency fluctuations in connection with debt obligations, forecasted raw material purchases and other obligations and Euro denominated mandatorily redeemable preferred stock.

      The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax losses of $10.7 million ($17.8 million pretax) for the three months ended September 30, 2002 and after tax losses of $14.5 million ($24.2 million pretax) for the nine months ended September 30, 2002 were deferred in other comprehensive income. Interest payable and receivable under the swap terms are accrued and recorded as adjustments to interest expense at each reporting date.

      The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases and other obligations. After tax gains of $0.7 million ($1.1 million pretax) for the three months ended September 30, 2002 and after tax gains of $0.4 million ($0.6 million pretax) for the nine months ended September 30, 2002 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

      The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. After tax losses of $1.3 million ($2.2 million pretax) for the three months ended September 30, 2002 and after tax gains of $0.4 million ($0.7 million pretax) for the nine months ended September 30, 2002 were deferred in other comprehensive income. Ineffective amounts had no material impact on earnings for the three and nine months ended September 30, 2002.

      Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the balance sheet at fair value with changes in fair value recognized in earnings. Pre-tax charges (gains) recorded in the consolidated statement of operations for the three and nine months ended September 30, 2002 were $0.7 million and ($7.6 million), respectively.

      EVEREST ACQUISITION

      On January 8, 2001, FMC acquired Everest Healthcare Services Corporation (now known as Everest Healthcare Holdings, Inc., "Everest") through a merger of Everest into a subsidiary of FMC at a purchase price of $365 million. Approximately $99 million of the purchase price was funded by the issuance of
2.25 million FMCAG preference shares to the Everest shareholders. The remaining purchase price was paid with cash of $266 million, including assumed debt. Everest owned, operated or managed approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the United States. Everest also operated extracorporeal blood services and acute dialysis businesses that provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. On August 22, 2001 FMC transferred its interests in Everest to the Company at its book value. There was no gain or loss recorded on this sale as it is a transfer between entities under common control. The consolidated operations and cash flows of the Company for the comparable periods in 2001 include the consolidated operations and cash flows of Everest retroactive to January 1, 2001.

      NEW PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No.141, Business Combinations ("SFAS 141"), and SFAS No.142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

      In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less selling costs. SFAS 144 also broadens the reporting of discontinued operations and provides that discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4 and requires the criteria under Opinion 30 to determine if losses from extinguishment of debt should be classified as extraordinary items. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback arrangements be accounted for in a similar manner as sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The Company will be required to reclassify the extraordinary loss recorded in the nine months ended September 30, 2002 as a separate expense within operations once this Statement is adopted in fiscal year 2003. There is no material impact to the Company for those provisions effective for the periods ended September 30, 2002.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this statement and EITF 94-3 relates to the requirements for the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.


NOTE 2. INVENTORIES
                                                              SEPTEMBER 30,               DECEMBER 31,
                                                                  2002                        2001
                                                              -------------               -----------
   Inventories:
     Raw materials..........................................    $ 43,951                    $ 40,834
     Manufactured goods in process..........................      13,212                      11,053
     Manufactured and purchased inventory available
       for sale.............................................      80,014                      84,789
                                                                --------                    --------
                                                                 137,177                     136,676
      Health care supplies..................................      56,226                      65,545
                                                                --------                    --------
          Total.............................................    $193,403                    $202,221
                                                                ========                    ========

NOTE 3.  REPAYMENT OF INTERCOMPANY DEBT

      On June 27, 2002 the Company repaid its intercompany debt to Fresenius Medical Care Trust Finance S.a.r.l. in the amount of $350,995 originally due in 2006, utilizing funds borrowed under its senior credit facility. An extraordinary loss of $9,780, net of a $6,520 tax benefit, was recorded for the premium owed to Fresenius Medical Care Trust Finance S.a.r.l. in the event of the early retirement of this obligation in accordance with the terms of the intercompany debt agreement.

NOTE 4. DEBT


                                                               SEPTEMBER 30,               DECEMBER 31,
                                                                   2002                        2001
                                                               -------------              -------------
   Long-term debt to outside parties consists of:

   NMC Credit Facility .....................................    $ 685,800                   $450,600
   Other ...................................................        1,836                         27
                                                                ---------                   --------
                                                                  687,636                    450,627
   Less amounts classified as current ......................      687,636                    150,027
                                                                ---------                   --------
                                                                $       0                   $300,600
                                                                =========                   ========

     All borrowings under the NMC Credit Facility are due and payable at September 30, 2003. Accordingly, the Company has reclassified all outstanding amounts at September 30, 2002 as current obligations. The Company has initiated negotiations with its lenders and expects to enter into a replacement facility during the first quarter 2003.


   Borrowings from affiliates consists of:

                                                               SEPTEMBER 30,               DECEMBER 31,
                                                                   2002                       2001
                                                               -------------              -------------

   Fresenius Medical Care AG borrowings primarily at
     interest rates approximating  2.64% and 2.85%,
     respectively...........................................    $ 150,000                  $  191,967
   RTC Holdings, Inc. borrowings at interest rates
     approximating 2.73%....................................       11,000                          --
   Fresenius AG borrowing at interest rates approximating
     2.64% and 2.73%, respectively..........................       20,000                      15,000
   Fresenius Medical Care Trust Finance S.a.r.l.
     borrowings at interest rates ranging between 8.25%
     and 9.25%..............................................      654,244                   1,005,239
   Franconia Acquisition, LLC at interest rates
     approximating 2.10% and 2.40%, respectively............       83,721                      83,721
                                                                ---------                  ----------
   Other....................................................        1,122                       1,102
                                                                ---------                  ----------
                                                                  920,087                   1,297,029
   Less amounts classified as current                             268,819                     291,360
                                                                ---------                  ----------
    Total...................................................    $ 651,268                  $1,005,669
                                                                =========                  ==========



NOTE 5. MANDATORILY REDEEMABLE PREFERRED SECURITIES

      During 2001 and 2000, a wholly-owned subsidiary of the Company issued shares of various series of Preferred Stock ("Redeemable Preferred Securities") to NMC which were then transferred to FMCAG for proceeds totaling $392,037 in 2001 and $305,500 in 2000. No Redeemable Preferred Securities were issued during the nine months ended September 30, 2002. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                                    SEPTEMBER 30,  DECEMBER 31,
   MANDATORILY REDEEMABLE PREFERRED SECURITIES          2002          2001
                                                    ------------   -----------

     Series A Preferred Stock, 1,000 shares.......   $113,500       $ 113,500
     Series B Preferred Stock, 300 shares.........     34,000          34,000
     Series C Preferred Stock, 1,700 shares.......    192,000         192,000
     Series D Preferred Stock, 870 shares.........     97,500          97,500
     Series E Preferred Stock, 1,300 shares.......    147,500         147,500
     Series F Preferred Stock, 980 shares.........    113,037         113,037
                                                     --------       ---------
                                                      697,537         697,537
     Mark to Market Adjustment....................     42,211          (5,207)
                                                     --------       ---------
     Total........................................   $739,748       $ 692,330
                                                     ========       =========

       These securities are similar in substance except for the order of preference both as to dividends and liquidation, dissolution or winding-up of the subsidiary. The order of preference among the various series corresponds to the alphabetical order of Series A through Series F. In addition, the holders of the Redeemable Preferred Securities are entitled to receive dividends in an amount of dollars per share that varies from approximately 3% to 8% of the purchase price depending on the Series. The dividends will be declared and paid in cash at least annually. All the Redeemable Preferred Securities have a par value of $.01 per share.

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

      The Redeemable Preferred Securities will be sold back to the Company two years from their respective date of issuance for a total amount equal to Euros 501,773 (Series A, B, C, and F) and US dollars $245,000 (Series D and E) plus any accrued and unpaid dividends. Dividends were recorded and classified as part of interest expense in the consolidated statement of operations in the amounts of $10,892 and $11,397 in the three month periods and $31,468 and $22,457 in the nine month periods ended September 30, 2002 and 2001, respectively. In March 2002, a cash dividend payment was made totaling $29,850. No additional dividend payments have been made during the nine months ended September 30, 2002. The Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

      The Company records mark to market adjustments based on fluctuations in currency rates and records the offset to accumulated comprehensive income.

      The holders of the Redeemable Preferred Securities have the same participation rights as the holders of all other classes of capital stock of the issuing subsidiary.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

      The table below shows net income as reported for the three and nine months ended September 30, 2002 and net income as adjusted for the three and nine months ended September 30, 2001 as if SFAS 142 has been adopted January 1, 2001. The adjusted amounts have been tax effected.


                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                          --------------------     ---------------------
($000 EXCEPT FOR EARNINGS PER SHARE)        2002        2001         2002        2001
                                          --------    --------     --------     --------
Net Income                                $ 36,408    $ 31,946     $111,560     $ 85,866
Net Income Adjusted                       $ 36,408    $ 54,092     $111,560     $152,242

      Reconciliation of net income to adjusted net income and net income per share to adjusted net income per share.


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                               -----------------------       ----------------------------
($000 EXCEPT FOR NET INCOME PER SHARE)           2002          2001            2002                2001
                                               --------       --------       ---------           --------
Reported Net Income                            $ 36,408       $ 31,946       $ 111,560           $ 85,866
Addback:  Amortization                               --         23,034              --             69,153
                                               --------       --------       ---------           --------

Adjusted Net Income                            $ 36,408       $ 54,980       $ 111,560           $155,019
                                               ========       ========       =========           ========

BASIC AND FULLY DILUTIVE NET INCOME PER
    SHARE:
Reported                                       $   0.40       $   0.35       $    1.24           $   0.95

Addback:  Amortization                               --           0.25              --               0.77
                                               --------       --------       ---------           --------

Adjusted net income per share                  $   0.40       $   0.61       $    1.24           $   1.72
                                               ========       ========       =========           ========


      The total pre-tax amortization expense associated with goodwill and specific intangible assets recognized during the three months and nine months ended September 30, 2001 totaled $27,633 and $82,981, respectively. The effective tax rate for restatement of amortization was 16.7%. The effective tax rate is less than the corporate statutory rate primarily due to permanent differences related to non-deductible goodwill.

      The gross carrying value and accumulated amortization of amortizable intangible assets is as follows:

                             SEPTEMBER 30, 2002            DECEMBER 31, 2001
                          -----------------------     -------------------------
                            GROSS                       GROSS
                          CARRYING   ACCUMULATED      CARRYING      ACCUMULATED
                            VALUE    AMORTIZATION       VALUE      AMORTIZATION
                          --------   ------------     --------     ------------

Patient Relationships     $242,091    $(184,489)      $233,490      $(155,769)

Other Intangibles         $108,862    $ (56,400)      $109,545      $ (50,406)



      Amortization expense for amortizable intangible assets at September 30, 2002 is estimated to be $7,800 for the remainder of 2002, $21,400 for 2003, $17,400 for 2004, $13,800 for 2005, and $10,700 for 2006.

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

      The Company included in the special charge the amount of $55 million to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable for the commercial insurers in the ongoing billing practice litigation. The Company believes that the accrual reasonably estimates the costs and expenses associated with the continued defense and resolution of this litigation.

      The remaining amount of $31 million pre-tax was accrued for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters. See also Note 9- "Commitments and Contingencies- Legal Proceedings."

      At September 30, 2002, there is a remaining balance of approximately $204 million for the accrued special charge for legal matters. During the three and nine months ended September 30, 2002, approximately $9 million and $20 million of this accrual was utilized.

NOTE 8.  PENSION PLANS

      During the first quarter of 2002, the Company recorded a gain of approximately $13.1 million resulting from the curtailment of the Company's defined benefit and supplemental executive retirement plans. The Company has retained all employee pension obligations as of the curtailment date for the fully-vested and frozen benefits for all employees.

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

      Pre-Merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W. R. Grace & Co. ("Grace") has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service"); Grace has received the Service's examination report on tax periods 1993 to 1996; that during those years Grace deducted approximately $122.1 million in interest attributable to corporate owned life insurance ("COLI") policy loans; that Grace has paid $21.2 million of tax and interest related to COLI deductions taken in tax years prior to 1993; that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation; and that Grace is seeking a settlement of the Service's claims. Subject to certain representations made by Grace, the Company and Fresenius AG, Grace and certain of its affiliates agreed to indemnify the Company against this and other pre-Merger and Merger related tax liabilities.

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

      Since 1997, the Company, NMC, and certain NMC subsidiaries have been engaged in litigation with various insurance companies concerning allegations of inappropriate billing practices for nutritional therapy and diagnostic and clinical laboratory tests and misrepresentations. These claims against the Company seek unspecified damages and costs. The Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend all lawsuits. The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments. Other private payors have contacted the Company and may assert that NMC received excess payments and, similarly, may join the lawsuits or file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.


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

      The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the U.S. Anti-Kickback Statute, the False Claims Act, the Stark Statute, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. In the U.S., enforcement has become a high priority for the federal government and some states. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs to commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to extensive review by regulatory authorities and private parties, and expects continuing inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

      The Company operates a large number facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the U.S. Anti-Kickback Statute, the Stark Statute and False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

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

      ACCRUED SPECIAL CHARGE FOR LEGAL MATTERS

      At December 31, 2001, the Company recorded a pre-tax special charge of $258 million to reflect anticipated expenses associated with the continued defense and resolution of pre-Merger tax claims, Merger-related claims, and commercial insurer claims. While the Company believes that its accruals reasonably estimate the Company's currently anticipated costs in connection with the continued defense and resolution of these claims, no assurances can be given that the actual costs incurred by the Company will not exceed the amount of these accruals.

NOTE 10. INDUSTRY SEGMENTS INFORMATION

     The Company's reportable segments are Dialysis Services and Dialysis Products. For purposes of segment reporting, the Dialysis Services Division and Spectra Renal Management are combined and reported as Dialysis Services. These divisions are aggregated because of their similar economic characteristics. These similarities include the fact that they are both health care service providers whose services are provided to a common patient population, and both receive a significant portion of their net revenue from Medicare and other government and non-government third party payors. The Dialysis Products segment reflects the activity of the Dialysis Products Division only.

The table below provides information for the three and nine months ended September 30, 2002 and 2001 pertaining to the Company's two industry segments.


                                                                                     LESS
                                               DIALYSIS          DIALYSIS        INTERSEGMENT
                                               SERVICES          PRODUCTS            SALES           TOTAL
                                              -----------       ----------       ------------     -----------
         NET REVENUES
         Three Months Ended       9/30/02     $   838,241       $  193,292        $  82,888       $   948,645
         Three Months Ended       9/30/01         799,484          190,993           73,969           916,508

         Nine Months Ended        9/30/02     $ 2,445,440       $  568,007        $ 240,498       $ 2,772,949
         Nine Months Ended        9/30/01       2,341,923          559,463          212,810         2,688,576


         OPERATING EARNINGS
         Three Months Ended       9/30/02     $   101,246       $   35,117               --       $   136,363
         Three Months Ended       9/30/01         106,235           38,233               --           144,468

         Nine Months Ended        9/30/02     $   297,986       $  105,648               --       $   403,634
         Nine Months Ended        9/30/01         323,724          103,291               --           427,015

         TOTAL ASSETS             9/30/02     $ 2,664,354          650,429               --       $ 3,314,783
                                 12/31/01       2,650,561          645,956               --         3,296,517


                  Total assets of $4,992,678 is comprised of total assets for reportable segments, $3,314,783; intangible assets not allocated to segments, $1,876,990; accounts receivable financing agreement ($456,000); and other corporate assets, $256,905.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.


                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                  SEGMENT RECONCILIATION                          SEPTEMBER 30,                      SEPTEMBER 30,
                  ----------------------                  -----------------------------     -------------------------------
                                                              2002              2001            2002               2001
                                                          ------------      -----------     ------------        -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM:

     Total operating earnings for reportable segments     $   136,363       $  144,468       $   403,634        $   427,015
     Corporate G&A ..................................         (21,267)         (22,473)          (33,027)           (88,065)
     Research and development expense................          (2,758)          (1,373)           (6,763)            (3,620)
     Net interest expense............................         (50,543)         (59,457)         (161,384)          (170,085)
                                                          -----------       ----------       -----------        -----------
     Income before income taxes and extraordinary
       item..........................................     $    61,795       $   61,165       $   202,460        $   165,245
                                                          ===========       ==========       ===========        ===========

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

RESULTS OF OPERATIONS (IN MILLIONS)

      The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services.

                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                            --------------------------             ---------------------------
                                                               2002             2001                 2002              2001
                                                            ---------        ---------             ---------         ---------
       NET REVENUES
          Dialysis Services............................     $     838        $     799             $   2,445         $   2,342
          Dialysis Products............................           193              191                   568               559
          Intercompany Eliminations....................           (82)             (74)                 (240)             (212)
                                                            ---------        ---------             ---------         ---------
       Total Net Revenues..............................     $     949        $     916             $   2,773         $   2,689
                                                            =========        =========             =========         =========
       Operating Earnings:
          Dialysis Services............................     $     101        $     106             $     298         $     324
          Dialysis Products............................            35               38                   106               103
                                                            ---------        ---------             ---------         ---------
       Total Operating Earnings........................           136              144                   404               427
                                                            ---------        ---------             ---------         ---------
       Other Expenses:
          General Corporate............................     $      21        $      23             $      34         $      88
          Research & Development.......................             3                1                     7                 4
          Interest Expense, Net........................            50               59                   161               170
                                                            ---------        ---------             ---------         ---------
       Total Other Expenses............................            74               83                   202               262
                                                            ---------        ---------             ---------         ---------
       Earnings Before Income Taxes and Extraordinary
        Item...........................................            62               61                   202               165
       Provision for Income Taxes......................            26               29                    81                79
                                                            ---------        ---------             ---------         ---------

       Net Income Before Extraordinary Item............     $      36        $      32             $     121         $      86
       Extraordinary Loss .............................            --               --                     9                --
                                                            ---------        ---------             ---------         ---------

       Net Income......................................     $      36        $      32             $     112         $      86
                                                            =========        =========             =========         =========

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net revenues for the third quarter of 2002 increased by 4% ($33 million) over the comparable period in 2001. Net income for the third quarter of 2002 increased by 14% ($4 million) over the comparable period in 2001 primarily as a result of decreased general corporate expenses ($2 million), decreased interest expense ($9 million) and a more favorable effective tax rate ($3 million), partially offset by decreased operating earnings ($8 million) and increased research and development costs ($2 million).

      Had the adoption of SFAS 142 been effective January 1, 2001, net income would have decreased 34% ($19 million) over the comparable period in 2001.

      DIALYSIS SERVICES

      Dialysis Services net revenues for the third quarter of 2002 increased by 5% to $834 million (net of $4 million of intercompany sales). The increase in dialysis services revenue resulted primarily from a 6% increase in treatment volume, reflecting both base business growth and the impact of 2002 and 2001 acquisitions, the impact of one more dialysis day, increased ancillary services, and increased laboratory testing revenues. The increase in revenue was partially offset by a decrease in revenue per treatment from $287 in the third quarter 2001 versus $282 in the third quarter of 2002.

      Dialysis Services operating earnings for the third quarter of 2002 decreased 5% ($5 million) over the comparable period in 2001, primarily due to the lower treatment rate in 2002, Epogen(R) price increases, expenses associated with the Company's conversion from re-use to single use dialyzers, and higher facility leasing costs. These increases were partially offset by lower amortization expenses as a result of the adoption of SFAS 142, which became effective January 1, 2002, decreases in amortization of specific intangible assets and lower provisions for doubtful accounts.

      DIALYSIS PRODUCTS

      Dialysis Products gross revenues increased 1% to $193 million in the third quarter of 2002 as compared to $191 million in the comparable period of 2001. Internal sales to Dialysis Services increased by 13% to $79 million and were partially offset by a decrease in external sales of 6% to $114 million. Dialysis Products external sales include both (i) sales of machines to a third party leasing company which are leased back by Dialysis Services and (ii) Method II PD revenues for Dialysis Services patients. Dialysis Products measures its external sales performance based on sales to the "net available external market". The net available external market excludes machines sales and Method II revenues involving the Dialysis Services Division as well as sales to other vertically integrated dialysis companies. Net available external market sales increased by 4% in the third quarter 2002 over the comparable period of 2001.

      Dialysis Products operating earnings for the third quarter of 2002 decreased 8% to $35 million from $38 million in the comparable period of 2001. Lower gross margins primarily due to higher manufacturing costs were partially offset by lower amortization expense as a result of the adoption of SFAS 142, which became effective January 1, 2002.

      OTHER EXPENSES

      The Company's other expenses for the third quarter of 2002 decreased by 11% ($9 million) over the comparable period of 2001. General corporate expenses decreased by $2 million and interest expense decreased $9 million. The decrease in general corporate expenses was primarily due to a reduction in amortization expense primarily resulting from the adoption of SFAS 142 partially offset by foreign exchange fluctuations, increases in worker's compensation and other employee related costs and general increases in other general and administrative costs.

      INCOME TAX RATE

      The effective tax rate from operations for the third quarter of 2002 (41.1%) is lower than the rate for the comparable period of 2001 (47.8%) due to the expected higher earnings and the adoption of SFAS 142 which eliminates the amortization on non-deductible goodwill.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Net revenues for the first nine months of 2002 increased by 3% ($84 million) over the comparable period in 2001. Net income for the first nine months of 2002 increased by 30% ($26 million) over the comparable period in 2001 primarily as a result of decreased general corporate expenses ($54 million). These decreases were partially offset by decreased operating earnings ($23 million), an extraordinary loss, net of tax benefit, for a premium payment on the early redemption of debt ($9 million) and increased income taxes ($2 million). Had the adoption of SFAS 142 been effective January 1, 2001, net income would have decreased 28% ($43 million) over the comparable period in 2001.

      DIALYSIS SERVICES

      Dialysis Services net revenues for the first nine months of 2002 increased by 4% to $2,432 million (net of $13 million of intercompany sales). The increase in dialysis service revenue resulted primarily from a 4% increase in treatment volume, reflecting both base business growth and the impact of 2002 and 2001 acquisitions. Revenue was also favorably impacted by increased ancillary services in 2002 as compared to 2001.

      Dialysis Services operating earnings for the first nine months of 2002 decreased 8% ($26 million) over the comparable period in 2001, primarily due to decreased ancillary margins, Epogen(R) price increases, higher facility lease costs, expenses associated with the Company's conversion from re-use to single use dialyzers, severance and payroll costs associated with workforce reductions, and higher provisions for doubtful accounts. These unfavorable variances in earnings are partially offset by lower amortization expense as a result of the adoption of SFAS 142 which became effective January 1, 2002, reduced personnel costs associated with new staffing models, and lower amortization of specific intangibles related to the 1996 NMC Merger.

      DIALYSIS PRODUCTS

      Dialysis Products gross revenues increased 2% to $568 million in the first nine months of 2002 as compared to $559 million in the comparable period of 2001. Internal sales to Dialysis Services increased by 14% to $227 million and were partially offset by a decrease in external sales of 5% to $340 million. Net available external market sales increased by 5% in the first nine months of 2002 over the comparable period of 2001.

      Dialysis Products operating earnings for the first nine months of 2002 increased 3% ($3 million) over the comparable period of 2001. This was primarily due to lower amortization expenses as a result of the adoption of SFAS 142 which became effective January 1, 2002 partially offset by slightly unfavorable gross margins and increases in other operating costs.

      OTHER EXPENSES

      The Company's other expenses for the first nine months of 2002 decreased by 23% ($60 million) over the comparable period of 2001. General corporate and interest expenses decreased by $54 million and $9 million, respectively, while research and development expense increased by $3 million. The decrease in general corporate expenses was primarily due to decreased amortization expenses, resulting from the adoption of SFAS 142, a gain on the curtailment of the Company's defined benefit and supplement executive retirement plan and foreign exchange fluctuations partially offset by increases in amortization of specific intangible assets and other general and administrative expenses.

      EXTRAORDINARY LOSS

      On June 27, 2002 the Company repaid its intercompany debt to Fresenius Medical Care Trust Finance S.a.r.l. in the amount of $351 million, originally due in 2006, utilizing funds borrowed under its senior credit facility. An extraordinary loss of $9 million, net of a tax benefit of $7 million, was recorded for the premium owed to Fresenius Medical Care Trust Finance S.a.r.l. in the event of the early retirement of this obligation in accordance with the terms of the intercompany debt agreement.

      INCOME TAX RATE

      The effective tax rate from operations for the first nine months of 2002 (40.0%) is lower than the rate for the comparable period of 2001 (48.0%) due to the expected higher earnings and the adoption of SFAS 142 which eliminates the amortization on non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

      Cash from operations increased by $40 million from $238 million for the nine months ended September 30, 2001 to $278 million for the nine months ended September 30, 2002. The increase is primarily related to favorable changes in operating assets and liabilities ($72 million), and increased earnings of $26 million partially offset by decreases in non cash adjustments to net income ($58 million).

      Increases in accounts receivable of $32 million for the nine months ended September 30, 2002 are primarily due to the Company's revenue growth and impact of acquisitions. Increases in accounts payable were primarily due to timing of disbursements. Cash on hand was $37 million and $42 million at September 30, 2002 and 2001, respectively.

      Net cash flows used in investing activities totaled $124 million in 2002 compared to $479 million in 2001. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations in 2002 and cash flows from operations and intercompany borrowings in 2001. Cash expenditures for acquisitions totaled $36 million and $376 million in 2002 and 2001, respectively, net of cash acquired. The decrease in acquisition spending in 2002 over the comparable period in 2001 is primarily due to the Everest acquisition completed in January 2001. Approximately $99 million of the purchase price was funded by the issuance of 2.25 million FMC preference shares to the Everest shareholders. The remaining purchase price was paid with cash of $260 million including assumed debt. Capital expenditures of $87 million and $84 million in 2002 and 2001, respectively, were made for new clinics, improvements to existing clinics, the buyout of operating leases for dialysis machines, and expansion and maintenance of production facilities.

      The Company has financed the expansion of its dialyzer production capacity by entering into sales-leaseback transactions with independent financing companies. Under these financing arrangements the assets are sold to the financing company at construction costs and then leased back under operating leases. Under these arrangements, financing of $20 million and $28 million was obtained in the nine month periods ended September 30, 2002 and 2001, respectively. Accordingly, these amounts are not reported as capital expenditures.

      For the nine months ended September 30, 2002, net cash flows used by financing activities totaled $145 million in 2002 compared to net cash flows provided of $249 million for the comparable period of 2001. The Company increased its borrowings under its accounts receivable facility (the "Accounts Receivable Facility") by $14 million to $456 million at September 30, 2002. Debt and capital lease obligations in 2002 increased by $234 million primarily due to higher borrowings under the Company's credit facility in order to fund the early repayment of intercompany borrowings and the premium on the early redemption of this intercompany obligation.

     All borrowings under the NMC Credit Facility are due and payable at September 30, 2003. Accordingly, the Company has reclassified all outstanding amounts at September 30, 2002 as current obligations. The Company has initiated negotiations with its lenders and expects to enter into a replacement facility during the first quarter 2003.

      Accounts receivable balances as reflected in the consolidated balance sheets are shown net of receivable sold under the Accounts Receivable Facility. The Company's capacity to generate cash flow from the Accounts Receivable Facility depends on the availability of sufficient accounts receivable that meet certain criteria defined in the agreement with the third party funding corporation. A lack of availability of such accounts receivable may have a material impact on the Company's ability to utilize the facility for its financial needs.

CRITICAL ACCOUNTING POLICIES

      The Company has identified the following selected accounting policies and issues that the Company believes are critical to understand the financial reporting risks presented in the current economic environment. These matters and judgments, and uncertainties affecting them, are also essential to understand the Company's reported and future operating results. See Notes to Consolidated Financial Statements - Note 2, "Summary of Significant Accounting Policies" included in the Company's 2001 report on Form 10 K.

      RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS

      The growth of the Company's business through acquisitions has created a significant amount of intangible assets, including goodwill, patient relationships, tradenames and other intangibles. At September 30, 2002, the carrying amount of net intangible assets amounted to $3,424 million representing approximately 68% of the Company's total assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. As discussed in Note 2 to the Consolidated Financial Statements, any impairment is tested by a comparison of the carrying amount of intangible assets to future net cash flows expected to be generated. If such intangible assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

      LEGAL CONTINGENCIES

      The Company is a party to certain litigation including the commercial insurer litigation, W.R. Grace & Co. bankruptcy and Sealed Air Corporation indemnification litigation and other litigation arising in the ordinary course of the Company's business as described in Note 9 "Commitments and Contingencies" in the Company's Consolidated Financial Statements.

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

      Net Revenues from machine sales to a third party leasing company where there is a leaseback of the machines by the Dialysis Services Division were $7.4 million and $13.6 million for the three months ended September 30, 2002 and 2001 and $23.3 million and $37.1 million for the nine months ended September 30, 2002 and 2001, respectively. The profits on these sales are deferred and amortized to earnings over the lease terms.

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

      At September 30, 2002, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is recorded as a liability valued at approximately $90.8 million and the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is recorded as an asset valued at approximately $45.6 million. The Company had outstanding contracts covering the purchase of 666.2 million Euros ("EUR") at an average contract price of $.9099 per EUR, for delivery between October 2002 and May 2004, contracts for the purchases of 28.5 million Mexican Pesos at an average contract price of 10.3324 pesos per US dollar, and contracts for the delivery of 7.1 million Canadian Dollars at an average contract price of $.6444 per Canadian Dollar.

ITEM 4.  CONTROLS AND PROCEDURES

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing of this report, pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

      Pre-Merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W. R. Grace & Co. ("Grace") has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service"); Grace has received the Service's examination report on tax periods 1993 to 1996; that during those years Grace deducted approximately $122.1 million in interest attributable to corporate owned life insurance ("COLI") policy loans; that Grace has paid $21.2 million of tax and interest related to COLI deductions taken in tax years prior to 1993; that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation; and that Grace is seeking a settlement of the Service's claims. Subject to certain representations made by Grace, the Company and Fresenius AG, Grace and certain of its affiliates agreed to indemnify the Company against this and other pre-Merger and Merger related tax liabilities.

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

      Since 1997, the Company, NMC, and certain NMC subsidiaries have been engaged in litigation with various insurance companies concerning allegations of inappropriate billing practices for nutritional therapy and diagnostic and clinical laboratory tests and misrepresentations. These claims against the Company seek unspecified damages and costs. The Company, NMC and its subsidiaries believe that there are substantial defenses to the claims asserted, and intend to vigorously defend all lawsuits. The Company has filed counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments. Other private payors have contacted the Company and may assert that NMC received excess payments and, similarly, may join the lawsuits or file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of these proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

      On September 28, 2000, Mesquita, et al. v. W. R. Grace & Company, et al. (Sup. Court of Calif., S.F. County, #315465) was filed as a class action by plaintiffs claiming to be creditors of W. R . Grace & Co.-Conn ("Grace Chemicals") against Grace Chemicals, the Company and other defendants, principally alleging that the Merger which resulted in the original formation of the Company was a fraudulent transfer, violated the uniform fraudulent transfer act, and constituted a conspiracy. An amended complaint (Abner et al. v. W. R. Grace & Company, et al.) and additional class actions were filed subsequently with substantially similar allegations; all cases have been stayed and transferred to the U.S. District Court, have been dismissed without prejudice or are pending before the U.S. Bankruptcy Court in Delaware in connection with Grace's Chapter 11 proceeding. The Company has requested indemnification from Grace Chemicals and Sealed Air Corporation pursuant to the Merger agreements. If the Merger is determined to have been a fraudulent transfer, if material damages are proved by the plaintiffs, and if the Company is not able to collect, in whole or in part on the indemnity, from W.R. Grace & Co., Sealed Air Corporation, or their affiliates or former affiliates or their insurers, and if the Company is not able to collect against any party that may have received distributions from W.R. Grace & Co., a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is confident that no fraudulent transfer or conspiracy occurred and intends to defend the cases vigorously.

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

      The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the U.S. Anti-Kickback Statute, the False Claims Act, the Stark Statute, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. In the U.S., enforcement has become a high priority for the federal government and some states. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs to commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to extensive review by regulatory authorities and private parties, and expects continuing inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

      The Company operates large number facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the U.S. Anti-Kickback Statute, the Stark Statute and False Claims Act, among other laws, and the Company cannot predict whether law enforcement authorities may use such information to initiate further investigations of the business practices disclosed or any of its other business activities.

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

      ACCRUED SPECIAL CHARGE FOR LEGAL MATTERS

      At December 31, 2001, the Company recorded a pre-tax special charge of $258 million to reflect anticipated expenses associated with the continued defense and resolution of pre-Merger tax claims, Merger-related claims, and commercial insurer claims. While the Company believes that its accruals reasonably estimate the Company's currently anticipated costs in connection with the continued defense and resolution of these claims, no assurances can be given that the actual costs incurred by the Company will not exceed the amount of these accruals.

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

Exhibit 4.16 Amendment No. 14 dated as of February 22, 2002 to the Credit Agreement dated as of September 27, 1996 among National Medical Care, Inc. and Certain Subsidiaries and Affiliates, as Borrowers, Certain Subsidiaries and Affiliates Guarantors, the Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N. A.), as paying agent and The Bank of Nova Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of America, N. A. (formerly known as NationsBank, N. A. ), as Managing Agent (filed herewith).

Exhibit 4.17 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 4.18      Fresenius Medical Care AG 2001 International Stock
                  Incentive Plan (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG filed August 2, 2001 (Registration No. 333-66558)).

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

Exhibit 10.1      Purchase Agreement, effective January 1, 1995, between
                  Baxter Health Care Corporation and National Medical Care, Inc., including the addendum thereto (incorporated by reference to the Form SE of Fresenius Medical Care dated July 29, 1996 and the exhibits thereto).

Exhibit 10.2* Product Purchase Agreement effective January 1, 2002 between Amgen USA, Inc. and National Medical Care, Inc. (incorporated by reference to the Form 10-Q of the Registrant filed with the Commission on May 15, 2002).

Exhibit 10.3 Receivables Purchase Agreement dated August 28, 1997 between National Medical Care, Inc. and NMC Funding Corporation (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14,
                  1997).

Exhibit 10.4      Amendment dated as of September 28, 1998 to the
                  Receivables Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care, Inc., as Seller (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 10.5 Second Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, Compass US Acquisition, LLC, Giro Multifunding Corporation, the Bank Investors listed therein, WestLB AG, New York Branch (formerly known as Westdeutsche Landesbank Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent (filed herewith).

Exhibit 10.6 Amendment No.1 dated as of October 22, 2002 to the Second Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation, National Medical Care, Inc., Enterprise Funding Corporation, Compass US Acquisition, LLC, Giro Multifunding Corporation, the Bank Investors listed therein, WestLB AG, New York Branch (formerly known as Westdeutsche Landesbank Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent (filed herewith).

Exhibit 10.7      Employment Agreement dated January 1, 1992 by and between Ben
                  J. Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA, Inc., for the year ended December 31, 1992).

Exhibit 10.8 Modification to FUSA Employment Agreement effective as of January 1, 1998 by and between Ben J. Lipps and Fresenius Medical Care AG (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.9 Employment Agreement dated March 15, 2000 by and between Jerry A. Schneider and National Medical Care, Inc (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.10 Employment Agreement dated March 15, 2000 by and between Ronald J. Kuerbitz and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.11 Employment Agreement dated March 15, 2000 by and between J. Michael Lazarus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.12 Employment Agreement dated March 15, 2000 by and between Robert "Rice" M. Powell, Jr. and National Medical Care, Inc. (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.13     Employment Agreement dated July 1, 2002 by and between John
                  F. Markus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on August 14, 2002).

Exhibit 10.15 Subordinated Loan Note dated as of May 18, 1999, among National Medical Care, Inc. and certain Subsidiaries with Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 22, 1999).

Exhibit 10.16     Corporate Integrity Agreement between the Offices of
                  Inspector General of the Department of Health and Human Services and Fresenius Medical Care Holdings, Inc. dated as of January 18, 2000 (incorporated herein by reference to the Form 8-K of the Registrant filed with the Commission on January 21,
                  2000).

Exhibit 11        Statement re: Computation of Per Share Earnings.

Exhibit 99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Confidential treatment has been requested as to certain portions of this Exhibit

(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Fresenius Medical Care Holdings, Inc.



DATE: NOVEMBER 14, 2002               /s/ Ben J. Lipps
      -----------------               -----------------------------------------
                                      NAME:  Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)




DATE: NOVEMBER 14, 2002               /s/ Jerry A. Schneider
      -----------------               ------------------------------------------
                                      NAME:  Jerry Schneider
                                      TITLE: Chief Financial Officer



CERTIFICATIONS

                            Chief Executive Officer

I, Ben J. Lipps, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Fresenius Medical Care Holdings, Inc.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                           /s/ BEN J. LIPPS
                                           -------------------------------------
                                           Ben J. Lipps
                                           President and Chief Executive Officer

                            Chief Financial Officer

I, Jerry A. Schneider, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Fresenius Medical Care Holdings, Inc.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                               /s/ JERRY A. SCHNEIDER
                                               ---------------------------------
                                               Jerry A. Schneider
                                               Chief Financial Officer