Form 10-K
period 2002-12-31
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2003-03-17
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer. (As defined in Rule 12b-2 of the Act) Yes | | No |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). $8,906,159 as of March 14, 2003.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 14, 2003, 90,000,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Information Statement with respect to its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2003. (Part III)

                                TABLE OF CONTENTS

PART I

Item 1.  Business ............................................................................    4
Item 2.  Properties ..........................................................................   24
Item 3.  Legal Proceedings ...................................................................   25
Item 4.  Submission of Matters to a Vote of Security Holders .................................   27

PART II ......................................................................................   27

Item 5.  Market Price for Registrant's Common Equity and Related Stockholder Matters .........   27
Item 6.  Selected Financial Data .............................................................   28
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   29
Item 7A. Quantitative and Qualitative Disclosures About Market Risks .........................   39
Item 8.  Consolidated Financial Statements and Supplementary Data ............................   40
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure    40

PART III .....................................................................................   40

Item 10. Directors and Executive Officers of the Registrant ..................................   40
Item 11. Executive Compensation ..............................................................   40
Item 12. Security Ownership of Certain Beneficial Owners and Management ......................   40
Item 13. Certain Relationships and Related Transactions ......................................   40

PART IV ......................................................................................   40

Item 14. Controls and Procedures .............................................................   40
Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K .......   40

                                     PART I

ITEM 1. BUSINESS

      This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of Fresenius Medical Care Holdings, Inc. (collectively with all its direct and indirect subsidiaries, the "Company"), government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, the realization of anticipated tax deductions, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this 2002 Form 10-K and in the Company's reports filed from time to time with the Securities and Exchange Commission (the "Commission") could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

      Fresenius Medical Care Holdings, Inc., a New York corporation, is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMCAG"). The Company conducts its operations through five principal subsidiaries: National Medical Care, Inc. ("NMC"), Fresenius USA Marketing Inc.; Fresenius USA Manufacturing Inc.; and SRC Holding Company, Inc., all Delaware corporations and Fresenius USA Inc., a Massachusetts corporation.

      The Company is primarily engaged in (i) providing kidney dialysis, and clinical laboratory testing services, and (ii) manufacturing and distributing products and equipment for dialysis treatment.

      - KIDNEY DIALYSIS AND OTHER SERVICES. The Company is the largest private provider of kidney dialysis and related services in the U.S. At December 31, 2002, the Company owned approximately 1,080 outpatient dialysis facilities in the U.S. (including Puerto Rico), treating approximately 79,600 chronic patients (26.6% of estimated U.S. patients). The Company operated or managed an additional 49 facilities treating approximately another 3,600 patients (1.2% of estimated U.S. patients). Collectively, these company-operated facilities treated 27.8% of the estimated dialysis patients in the U.S. The Company believes its next largest competitor treated approximately 15.0% of U.S. patients. Additionally, the Company provides inpatient dialysis services, therapeutic apheresis, hemoperfusion, and other services under contract to hospitals in the U.S.

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

      For the year ended December 31, 2002, the Company had net revenues of $3.8 billion, an increase of 4% over 2001 revenues. The Company derives 88% of its revenue from providing dialysis services and 12% from the sale of dialysis products.

      The following table summarizes revenues by operating segments for the three years ended December 31, 2002, 2001 and 2000.

                                  2002     2001     2000
                                ------   ------   ------
            Dialysis Care       $3,294   $3,132   $2,609

            Dialysis Products      456      478      480
                                ------   ------   ------
               Total            $3,750   $3,610   $3,089
                                ======   ======   ======

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

      Based on the most recent information published by the Centers for Medicare & Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS"), the number of patients in the U.S. who received chronic dialysis grew from approximately 66,000 in 1982 to approximately 285,980 at December 31, 2001 or at a compound annual rate of 8.0%. The Company attributes the continuing growth in the number of dialysis patients principally to an increase in general life expectancy and, thus, the overall aging of the general population, the shortage of donor organs for kidney transplants, improved dialysis technology that has expanded the patient population able to undergo life prolonging dialysis and better treatment and survival of patients with hypertension, diabetes and other illnesses that lead to ESRD. Moreover, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment.

      There are currently only two methods for the treatment of ESRD: dialysis and kidney transplantation. Transplants are limited by the scarcity of compatible kidneys. Approximately 14,630 patients received kidney transplants in the U.S. during 2001; an increase of 2% over 2000. Therefore, most patients suffering from ESRD must rely on dialysis, which is the removal of toxic waste products and excess fluids from the body by artificial means. There are two major dialysis modalities commonly used today, hemodialysis and peritoneal dialysis. Generally, the method of treatment used by an ESRD patient is chosen by the physician in consultation with the patient, and is based on the patient's medical conditions and needs.

      According to CMS data, as of December 31, 2001, there were approximately 4,080 Medicare-certified dialysis treatment centers in the U.S. Ownership of these centers was fragmented. The Company estimates that at that time, the five largest multi-facility providers accounted for approximately 2,460 facilities (60% of facilities) and 189,400 patients (66% of patients). The remaining 34% of patients were divided among smaller multi-facility providers, freestanding facilities (many privately owned by physicians) and hospital-affiliated facilities.

      The Company believes that these proportions remained similar in 2002. The Company estimates that the five multi-center providers accounted for approximately 199,000 patients, or 67% of estimated U.S. patients at December 31, 2002.

      According to CMS, as of December 31, 2001, approximately 91% of dialysis patients in the U.S. received in-center treatment (virtually all hemodialysis) and approximately 9% were treated at home. Of those treated at home, more than 95% received peritoneal dialysis.

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

      Hemodialysis patients generally receive treatment three times per week, typically for two and one-half to four hours or longer per treatment. The majority of hemodialysis patients receive treatment at outpatient dialysis clinics, such as ours, where hemodialysis treatments are performed with the assistance of a nurse or dialysis technician under the general supervision of a physician.

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

      The Company's dialysis services and product businesses have grown faster than the market in terms of revenues over the past five years, and the Company believes that it is well positioned to continue growth by focusing on the following strategies:

      - Continue to Provide High Standards of Patient Care. The Company believes that its reputation for providing high standards of patient care is a competitive advantage.

      - Differentiate Our Patient Care Programs from that of Our Competitors. The Company believes that its UltraCare(TM) patient care program now offered at its dialysis facilities will distinguish and differentiate the Company's patient care programs from that of our competitors. UltraCare(TM) therapy employs single-use high flux polysulfone dialyzers, on-line quality measurement, and ultra pure dialysate. The Company's shift from multi-use to single-use dialyzers has increased the Company's per treatment dialyzer costs. These cost increases have been offset, however, by (i) the Company's ability to achieve economies of scale in the production of these dialyzers, due to its large-scale single-use dialzyer manufacturing capacity, (ii) implementation of a new staffing model based on single use that reduces the personnel costs per treatment, and (iii) automated controls in the Company's new 2008 Series dialysis machine that reduce concentrate usage and associated costs.


      - Expand Presence in the U.S. The Company intends to continue to take advantage of its reputation and market recognition by acquiring and establishing new dialysis clinics within attractive markets.

      - Increase Spectrum of Dialysis Services. One of the Company's objectives is to continue to expand its role within the broad spectrum of services provided to dialysis patients. The Company implemented this strategy by providing expanded and enhanced patient services, including laboratory services, to both its own clinics and those operated by third parties. The Company estimates that Spectra Renal Management ("SRM") provides laboratory services for approximately 39% of the ESRD patients in the United States. The

            Company has developed disease state management methodologies which involve the coordination of total patient care for ESRD patients, that it believes are attractive to managed care payors.

            The Company has formed Optimal Renal Care, LLC, a joint venture with The Permanente Federation. The Company has also formed Renaissance Health Care as a joint venture with participating nephrologists.
            The Company provides ESRD and Chronic Kidney Disease programs to more than 3,000 patients. The Company also operates a surgical center for the management and care of vascular access for patients which decreases hospitalization.

      - Continue to Offer Complete Dialysis Product Lines. The Company offers broad and competitive hemodialysis and peritoneal dialysis product lines. These product lines enjoy broad market acceptance and enable the Company to provide the customer with a single source for all of their dialysis machines, systems and disposable products. During the year ended December 31, 2002 the Company's product revenues were derived approximately 24% from machine sales and 76% from sales of disposable products.

      - Extend Our Position as an Innovator in Product and Process Technology. The Company is committed to technological leadership in both hemodialysis and peritoneal dialysis products. FMCAG has a global research and development team with more than 200 members focused on developing dialysis systems that are safer, more effective and easier to use and that can be easily customized to meet the differing needs of customers around the world. The Company believes that its extensive expertise in patient treatment and clinical data will further enhance its ability to develop more effective products and treatment methodologies. The Company's ability to manufacture dialysis products on a cost-effective and competitive basis results in large part from our process technologies. Over the past several years, the Company has reduced manufacturing costs per unit through development of proprietary manufacturing technologies that have streamlined and automated its production processes.

      - Expand into Related Services. Fresenius Medical Care Cardiovascular Resources Holdings ("FMC-CVR"), in which the Company owns a 45% equity interest, is a leading provider of perfusion and related cardiovascular services. The addition of this business provides a strong nationwide platform for expansion and innovation in the extracorporeal service business which compliments our extracorporeal dialysis service business well.

      For a description of other elements of the Company's strategy see "--Dialysis Services" and "--Dialysis Products Business." For additional information in respect to the Company's industry segments, see Notes to Consolidated Financial Statements - Note 19, "Industry Segments and Information about Foreign Operations."

DIALYSIS SERVICES

      OVERVIEW

      The Company is the largest provider of kidney dialysis and related services in the U.S. to patients suffering from chronic kidney disease. The Company also provides clinical laboratory testing services for dialysis patients (Company owned and non-Company owned clinics).

      The Company's provider business is primarily operated through the Dialysis Services business unit ("Dialysis Services"). Clinical laboratory testing services are primarily provided by SRM.

      DIALYSIS SERVICES

      As of December 31, 2002, the Company owned approximately 1,080 dialysis centers in the U.S. (including Puerto Rico). The centers are generally concentrated in areas of high population density. In 2002, the Company acquired 11 existing centers, developed 64 new centers and consolidated or sold 13 centers. The number of patients treated at the Company's centers has increased from approximately 76,600 at December 31, 2001 to approximately 79,600 at December 31, 2002.

      With the Company's large patient population, it has developed the PSP database which enables it to improve dialysis treatment outcomes and improve the quality and effectiveness of dialysis products. In addition to the Company's patient database, it believes that local physicians, hospitals and managed care plans refer their ESRD patients to its clinics for treatment due to:

      -     its reputation for quality patient care and treatment;

      - its extensive network of dialysis clinics, which enables physicians to refer their patients to conveniently located clinics; and

      - its reputation for technologically advanced products for dialysis treatment.

      The Company treats approximately 28% of the dialysis patients in the U.S., including those patents treated in clinics the Company manages. Based on publicly available reports, the Company believes its next largest competitor treats approximately 15.0% of U.S. dialysis patients. For the year 2002, dialysis services accounted for 88% of the Company's total revenue.

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

      Each of the Company's dialysis centers is under the general supervision of a medical director ("Medical Director"), who is a physician. See "Patient, Physician and Other Relationships." Each dialysis center also has an administrator or clinic manager who supervises the day-to-day operations of the facility and the staff. The staff typically consists of registered nurses, licensed practical nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and biomedical technicians.

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

      FRESENIUS ULTRACARE(TM) PROGRAM

      In 2002, the Company started a new program in the Dialysis Services group called UltraCare(TM). This program combines the latest of the Company's product technology with the Company's highly trained and skilled staff and is designed to offer our patients an unsurpassed level of care. The basis for this form of treatment is the Optiflux Polysulfone single use dialyzer. These dialyzers deliver the highest level of blood clearance and are the most efficient dialyzer available. Optiflux Dialyzers are combined with our 2008 Series Hemodialysis Delivery System, which has several systems to allow the tailoring of treatment to meet the individual needs of patients, as well as advanced online patient monitoring. Staff will be alerted if clearance is less than target, and treatment can be adjusted.

      ACQUISITIONS

      The Company's growth in revenues and operating earnings in prior years has resulted, in significant part, from its ability to effect acquisitions of health care businesses, particularly dialysis centers, on reasonable terms. The Company paid aggregate consideration, for acquisitions of new clinics of approximately $37 million in 2002 and approximately $388 million in cash and FMCAG preference shares, in 2001.

      The Company regularly evaluates and explores opportunities with various other health care companies and other businesses regarding acquisitions and joint business ventures. In 2002, the Company completed new acquisitions and acquisitions of previously managed clinics totaling 11 dialysis facilities in the U.S. providing care to approximately 960 patients. These acquisitions and agreements expand the Company's presence in selected key areas of the United States.

      QUALITY ASSURANCE IN DIALYSIS CARE

      At each of the Company's dialysis clinics, a quality assurance committee is responsible for reviewing quality of care data, setting goals for quality enhancement and monitoring the progress of quality assurance initiatives. The Company believes that it enjoys a reputation of providing high quality care to dialysis patients. In 2002, the Company continued to develop and implement programs to assist in achieving its quality goals. The Company's Access Intervention Management Program ("AIM"), started in 2001, detects and corrects arteriovenous access failure in hemodialysis treatment, which is the major cause of hospitalization and morbidity.

      SOURCES OF DIALYSIS SERVICES NET REVENUES

      The following table provides information for the periods indicated regarding the percentage of the Company's U.S. dialysis treatment services net revenues provided by (a) the Medicare ESRD program, (b) private/alternative payors, such as commercial insurance and private funds, (c) Medicaid and other government sources and (d) hospitals.

                                              YEAR ENDED DECEMBER 31,
                                            --------------------------
                                              2002      2001      2000
                                            ------    ------    ------
            Medicare ESRD program .......     61.5%     59.7%     59.1%
            Private/alternative payors ..     29.5      31.2      32.1
            Medicaid and other government
            sources .....................      4.5       4.6       4.2
            Hospitals ...................      4.5       4.5       4.6
                                            ------    ------    ------
              Total .....................    100.0%    100.0%    100.0%
                                            ======    ======    ======

      Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of certain individuals who are diagnosed as having ESRD, regardless of age or financial circumstances.

      PATIENT, PHYSICIAN AND OTHER RELATIONSHIPS

      The Company believes that its success in establishing and maintaining dialysis centers in the U.S. depends in significant part upon its ability to obtain the acceptance of, and referrals from, local physicians, hospitals and managed care plans. A dialysis patient generally seeks treatment at a center that is convenient to the patient and at which the patient's nephrologist has staff privileges.

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

      COMPETITION

      Dialysis Services. The dialysis services industry is highly competitive. The Company's major competitors in dialysis services include Gambro AB, DaVita, Inc. (formerly Total Renal Care Inc.) and Renal Care Group, Inc. Ownership of dialysis centers in the U.S. is fragmented, with a large number of operators each owning 10 or fewer centers and a small number of larger providers, the largest of which is the Company. Consolidation of the industry has been ongoing over the last decade. In urban areas, where many of the Company's dialysis centers are located, there frequently are many competing centers in proximity to the Company's centers. The Company experiences direct competition from time to time from former Medical Directors, former employees or referring physicians who establish their own centers. Furthermore, other health care providers or product manufacturers, some of which have significant operations or resources, may decide to enter the dialysis services business in the future.

      Because services to the majority of patients in the U.S. are primarily reimbursed under government programs, competition for patients is based primarily on quality and accessibility of service and the ability to obtain referrals from physicians and hospitals. However, extension of periods during which commercial insurers are primarily responsible for reimbursement and the growth of managed care has placed greater emphasis on service costs for patients with private insurance coverage.

LABORATORY SERVICES

      The Company provides clinical laboratory testing services through its SRM business unit. SRM is the leading U.S. dialysis clinical laboratory providing blood, urine and other bodily fluid testing services to assist physicians in determining whether a dialysis patient's therapy regimen, diet and medicines remain optimal. SRM laboratories are located in New Jersey and Northern California.

      In 2002, SRM performed over 36 million tests for more than 115,000 dialysis patients in 1713 clinics across the United States. SRM also provided testing services to clinical research projects and others. The Company plans to expand SRM into related markets such as hospital dialysis units and physician office practices to offer assistance with the pre-ESRD patient base.

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

      OVERVIEW

      The following table shows actual net revenues of the Company's products business for 2002, 2001 and 2000 related to hemodialysis products, peritoneal dialysis products and other activities, principally technical service:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  (DOLLARS IN THOUSANDS)
                                   -------------------------------------------------------------------------------------
                                             2002                          2001                         2000
                                   -----------------------        -----------------------        -----------------------
                                    Total          % of            Total          % of            Total          % of
                                   Revenues        Total          Revenues        Total          Revenues        Total
                                   --------       --------        --------       --------        --------       --------
Hemodialysis Products              $343,470             75%       $340,841             71%       $334,447             70%
Peritoneal Dialysis Products         71,582             16          83,653             18          90,985             19
Other                                41,449              9          53,324             11          54,635             11
                                   --------       --------        --------       --------        --------       --------
  Total                            $456,501            100%       $477,818            100%       $480,067            100%
                                   ========       ========        ========       ========        ========       ========

      HEMODIALYSIS PRODUCTS

      The Company believes that it is a leader in the hemodialysis product field and continually strives to extend and improve the capabilities of its hemodialysis systems to offer an advanced treatment mode at reasonable cost. The Company, through its Dialysis Products business unit ("Dialysis Products"), offers a comprehensive hemodialysis product line.

      Dialysis Machines. The Company assembles, tests and calibrates hemodialysis machines and sells these machines in the U.S., Canada and Mexico. Components for these machines are provided by FMCAG and other suppliers. The Company sells its dialysis machines as Series 2008H and 2008K models in the U.S. The Company's dialysis machines offer the following features and advantages:

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

            - perform home hemodialysis with remote monitoring by a staff caregiver; and

            - record and analyze trends in medical outcome factors in hemodialysis patients; and

      Dialyzers. The Company manufactures dialyzers using hollow fiber polysulfone membranes, a synthetic material. While competitors currently sell polysulfone membranes in the market, the Company developed and is the only manufacturer with more than 15 years' experience in applying the technology required to mass produce polysulfone membranes. The Company believes that polysulfone offers the following superior performance characteristics compared to other materials used in dialyzers:

      - higher biological compatibility, resulting in reduced incidence of adverse reactions to the fibers;

      - greater capacity to clear uremic toxins from patient blood during dialysis, permitting more thorough, more rapid dialysis, resulting in shorter treatment time; and

      - a complete range of permeability, or membrane pore size, which permits dialysis at prescribed rates -- high flux, medium flux and low flux, for acute dialysis, and allows tailoring of dialysis therapy to individual patients.

      The Company's full line of polysulfone dialyzers includes the new F Series Optiflux family as well as the traditional reuse and non-reuse dialyzers including the F70NR, F50NR and F7NR series of single-use polysulfone dialyzers. Single use dialyzers are becoming more popular, and the Company has increased production of single-use dialyzers at its Ogden, Utah facility to meet demand for these products.

      Single Use Dialyzers. The Company has nearly completed a $65 million capital commitment to significantly expand the capacity of its dialyzer manufacturing plant in Ogden, Utah through the addition of three new dialyzer assembly lines.

      Other Hemodialysis Products. The Company manufactures and distributes arterial, venous, single needle and pediatric bloodlines. The Company produces both liquid and dry dialysate concentrates. Liquid dialysate concentrate is mixed with purified water by the hemodialysis machine to produce dialysis solution, which is used in hemodialysis treatment to remove the waste products and excess water from the patient's blood. Dry acid concentrate requires less storage space. The Company also produces dialysis solutions in bags, as well as connection systems for central concentrate supplies and devices for mixing dialysis solutions and supplying them to hemodialysis machines. Other distributed products include solutions for priming bloodlines, disinfecting and decalcifying hemodialysis machines, fistula needles, hemodialysis catheters, and products for acute renal treatment.

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

      CAPD Systems. The Company manufactures standard and specialized peritoneal dialysis solutions. The Company believes that its peritoneal dialysis products offer significant advantages for CAPD, including:

      - ease of use and greater protection against contamination by touch than other peritoneal dialysis systems presently available. Its products incorporate our Safe-Lock(R) connection system for introducing and draining dialysis solution into and from the abdominal cavity;

      - suitability for all peritoneal dialysis patients through the Inpersol(R) and Safe-Lock(R) product lines. Inpersol products are interchangeable with those of other manufacturers; Safe-Lock(R) products may be used only by peritoneal dialysis patients whose catheters include the Safe-Lock connector, which attaches to a solution bag fitted with the other part; and

      - higher solution bag volumes with our new Premier twin-bag system which provides solution container and pre-attached tubing set in one package. The higher solution volumes permit larger dosages without increasing the number of required daily solution exchanges performed by the patient.

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

      The Company's cycling equipment incorporates microprocessor technology, and the patient, hospital or clinic staff can easily program it to perform specific prescribed therapy for a given patient. Since all components are monitored and programmable, these machines allow the physician to prescribe any of a number of current therapy procedures. Our CCPD products and therapies include:

      - PD-PLUS(R), a variant on CCPD therapy the Company introduced in 1994. PD-PLUS(R) therapy can only be performed using the Fresenius Freedom(TM) Cycler and special tubing using Safe-Lock(R) connectors; and

      - IQcard(TM), for use with the Freedom(TM) Cycler PD-PLUS(R) to monitor CCPD therapy for a full treatment history and improved therapy compliance.

      Other Peritoneal Dialysis Products. The Company also manufactures and distributes pediatric treatment systems for administration of low volumes of dialysis solutions, assist devices to facilitate automated bag exchange for handicapped patients, catheters, catheter implantation instruments, silicon glue, Pack-PD(R) (a computer program which analyzes patient and peritoneal characteristics to present a range of treatment options for individual therapies), disinfectants, bag heating plates, adapters, and products to assist and enhance connector sterility. The Company also provides scientific and patient information products, including support materials, such as brochures, slides, videos, instructional posters and training manuals.

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

      In the Company's distribution system, products are shipped from factories to central warehouses. Dialysis products are distributed from these central warehouses to regional warehouses. The Company then distributes peritoneal dialysis products to the patient at home, and ships hemodialysis products directly to dialysis clinics and other customers.

      The Company offers customer service, training and education, and technical support such as field service, spare parts, repair shops, maintenance, and warranty regulation. The Company also provides training sessions on the Company's equipment.

      MANUFACTURING OPERATIONS

      The Company assembles, tests, and calibrates equipment, including hemodialysis machines, dialyzer reuse devices and peritoneal dialysis cyclers, at its facility in Walnut Creek, California. Components of the Company's hemodialysis machines are supplied by FMCAG as well as other suppliers. The Company has experienced no difficulties in obtaining sufficient quantities of such components.

      The Company owns a 590,000 square-foot facility in Ogden, Utah which operates as a fully integrated manufacturing and research and development facility for polysulfone dialyzers and peritoneal dialysis solutions. This facility uses automated equipment for the production of polysulfone dialyzers and sterile solutions in flexible plastic containers. The Company believes that it is the principal manufacturer of polysulfone dialyzers in the U.S. The Company has nearly completed a $65 million capital commitment to significantly expand the capacity of its dialyzer manufacturing plant in Ogden, Utah through the addition of three new dialyzer assembly lines.

      While the Company obtains the film used in the manufacture of its plastic bags used with its peritoneal solutions from one supplier located in the Netherlands, the Company believes that there are readily available alternative sources of supply for which the FDA could grant expedited approval.

      The Company also manufactures dialysis products at additional plants. Bloodlines and PD sets are produced at a facility in Reynosa, Mexico, and concentrates are produced at five facilities in the U.S.

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

      SOURCES OF SUPPLY

      Raw materials essential to the Company's dialysis products business are purchased worldwide from numerous suppliers and no serious shortages or delays in obtaining raw materials have been encountered. To assure continuous high quality, the Company has single supplier agreements for many of its polymers, including polysulfone, polyvinylpyrrolidone, and polyurethane for dialyzer production, and for certain other raw materials. Wherever single supplier agreements exist, the Company believes alternative suppliers are available. However, use of raw materials obtained from alternative suppliers could cause costs to rise due to necessary adjustments in the production process or interruptions in supply.

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

      Dialysis Products Material Management Department (MMD) is responsible for providing production plans to the manufacturing facilities and supplying products to the Company's distribution centers. The Distribution department operates a national network of distribution centers that are strategically located in the U.S. to ensure high service levels to the Company's own clinics, external customers, home-based patients and hospitals. The Company's routing software enables it to distribute its supplies to best accommodate customer requests while maintaining operational efficiency.

      NEW PRODUCT INTRODUCTIONS

      The Company remains strongly focused on the development of new products, technologies, and treatment concepts to optimize the quality of treatment for dialysis patients in coordination with the FMCAG research and development team. The Company's research and development expenditures were $9.2 million and $5.5 million in 2002 and 2001, respectively.

      The Company introduced the following new or enhanced products in 2002:

      - High performance, single use Optiflux series dialyzer at the end of 2001. Optiflux polusulfone dialyzers are engineered to deliver superior small (urea) and middle molecular weight solute clearance through the use of NCS coupled with superior membrance composition and biocompatability. Optiflux dialyzers accounted for 18% of the dialyzers the Company sold in the U.S. during 2002. Two new models of Optiflux dialyzers were introduced this year. The Optiflux dialyzer is the fastest growing, best selling dialyzer in the U.S.

      - UltraCare 2008 enhancements. Added auto flow and idle modes to the 2008 series of machines, as well as special display screens user interface.

      - Newton IQ for Peritoneal Dialysis. Cycler designed to take advantage of higher flow rates available with gravity flow and drain. Improved software includes persciption upload, evaluated through clinical studies in 2002.

      - Online Clearence Monitor. Monitors patient access flow rate without the need for additional equipment or specially trained personnel. Provides immediate information on treatment efficiency.

      - Premier(TM) Plus Double Bag for Peritoneal Dialysis. Twin bag system incorporating solution, bag, and tubing. Uses Safe-lock(TM) connect and Snap(TM) disconnect features. Fewer connections lower patient risk of infection.

      PATENTS, TRADEMARKS AND LICENSES

      The Company believes that its success will depend, in large part, on FMCAG's technology. While FMCAG, as a standard practice, obtains such legal protections it believes are appropriate for its intellectual property, such intellectual property may be subject to infringement or invalidation claims. In addition, technological developments in ESRD therapy could reduce the value of FMCAG's existing intellectual property. This reduction could be rapid and unanticipated.

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

EMPLOYEES

      At December 31, 2002, the Company employed approximately 31,183 employees, including part-time and per diem employees. Such persons are employed by the Company's principal businesses as follows: dialysis treatment and laboratory services, approximately 26,623 employees; and dialysis products, approximately 4,560 employees. Medical Directors of the Company's dialysis centers are retained as independent contractors and are excluded from the employee total. Management believes that its relations with its employees are good. Approximately 1,946 or 6% of the Company's employees are covered by union agreements.

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

      The Company must comply with legal and regulatory requirements under which it operates, including the federal Medicare and Medicaid Fraud and Abuse Amendments of 1977, as amended (the "anti-kickback statute"), the federal restrictions on certain physician referrals (commonly known as the "Stark Law"), federal rules under the Health Insurance Portability and Accountability Act of 1996 that protect the privacy of patient medical records and prohibit inducements to patients to select a particular health care provider (commonly known as "HIPAA") and other fraud and abuse laws and similar state statutes, as well as similar laws in other countries. Moreover, there can be no assurance that applicable laws, or the regulations thereunder, will not be amended, or that enforcement agencies or the courts will not make interpretations inconsistent with those of the Company, any one of which could have a material adverse effect on its business, reputation, financial condition and results of operations of the Company. Sanctions for violations of these statutes may include criminal or civil penalties, such as imprisonment, fines or forfeitures, denial of payments, and suspension or exclusion from the Medicare and Medicaid programs. In the U.S., these laws have been broadly interpreted by a number of courts, and significant government funds and personnel have been devoted to their enforcement because such enforcement has become a high priority for the federal government and some states. The Company, and the health care industry in general, will continue to be subject to extensive federal, state and foreign regulation, the full scope of which cannot be predicted.

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

      PRODUCT REGULATION

      In the U.S., the FDA and comparable state regulatory agencies impose requirements on certain subsidiaries of the Company as a manufacturer and a seller of medical products and supplies under their jurisdiction. These require that products be manufactured in accordance with GMP and that the Company comply with FDA requirements regarding the design, safety, advertising, labeling, recordkeeping, distribution, and reporting of adverse events related to the use of its products. In addition, in order to clinically test, produce and market certain medical products and other disposables (including hemodialysis and peritoneal dialysis equipment and solutions, dialyzers, bloodlines and other disposables) for human use, the Company must satisfy mandatory procedures and safety and efficacy requirements established by the FDA or comparable state and foreign governmental agencies. Such rules generally require that products be approved by the FDA as safe and effective for their intended use prior to being marketed. The Company's peritoneal dialysis solutions have been designated as drugs by the FDA and, as such, are subject to additional FDA regulation under the Food, Drug and Cosmetic Act of 1938 ("FDC Act").

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

      Federal, state and local regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel qualifications and licensing, maintenance of proper records, equipment, quality assurance programs, the operation of pharmacies, and dispensing of controlled substances. All of the operations of the Company in the U.S. are subject to periodic inspection by federal and state agencies and other governmental authorities to determine if the operations, premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis centers, renal diagnostic support business and laboratories must be certified by CMS. All of the Company's dialysis centers, and laboratories that furnish Medicare services have the required certification.

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

      The Occupational Safety and Health Administration ("OSHA") regulations require employers to provide employees who work with blood or other potentially infectious materials with prescribed protections against blood-borne and air-borne pathogens. The regulatory requirements apply to all health care facilities, including dialysis centers and laboratories, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, blood-borne pathogens training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, engineering and work practice controls and other OSHA-mandated programs for blood-borne and air-borne pathogens.

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

     New York law prohibits ownership by a corporation of any stock in another corporation that is licensed in New York to operate certain health facilities, including dialysis providers. Therefore, the Company does not own dialysis facilities in New York, but rather works within the framework of New York's laws to establish alternative contractual arrangements with New York dialysis facilities.

REIMBURSEMENT

      DIALYSIS SERVICES. The Company's dialysis centers provide outpatient hemodialysis treatment and related services for ESRD patients. In addition, some of the Company's centers offer services for the provision of peritoneal dialysis and hemodialysis treatment at home, and dialysis for hospitalized patients

      The Medicare program is the primary source of Dialysis Services revenues from dialysis treatment. For example, in 2002, approximately 61% of Dialysis Services revenues resulted from Medicare's ESRD program. As described below, Dialysis Services is reimbursed by the Medicare program in accordance with the Composite Rate for certain products and services rendered at the Company's dialysis centers. As described hereinafter, other payment methodologies apply to Medicare reimbursement for other products and services provided at the Company's dialysis centers and for products (such as those sold by the Company) and support services furnished to ESRD patients receiving dialysis treatment at home (such as those of Dialysis Products). Medicare reimbursement rates are fixed in advance and are subject to adjustment from time to time by the U.S. Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable per treatment revenues.

      Certain items and services that the Company furnishes at its dialysis centers are not included in the Composite Rate and are eligible for separate Medicare reimbursement, typically on the basis of established fee schedule amounts. Such items and services include certain drugs (such as EPO), blood transfusions and certain diagnostic tests.

      Medicare payments are subject to change by legislation, regulations and pursuant to deficit reduction measures. The Composite Rate was unchanged from commencement of the ESRD program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in a net reduction of the average reimbursement rate from $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, to an average rate of $126 per treatment. Effective January 1, 2000, the reimbursement rate was increased by 1.2%. In December 2000 an additional increase of 2.4% was approved for the year 2001. Accordingly, there was a 1.2% reimbursement increase on January 1, 2001. A second increase was delayed until April 1, 2001, when rates were increased 1.6% to make up for the delay.

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

      For Medicare-primary patients, the patient or third-party insurance payors, including employer-sponsored health insurance plans, commercial insurance carriers and the Medicaid program, are responsible for paying any co-payment amounts for approved services not paid by Medicare (typically the annual deductible and 20% co-insurance), subject to the specific coverage policies of such payors. Each third-party payor, including Medicaid, makes payment under contractual or regulatory reimbursement provisions which may or may not cover the full 20% co-payment or annual deductible. Where the patient has no third-party insurance or the third party insurance does not cover copayment or deductible and the patient is responsible for paying the co-payments or the deductible, which the Company frequently does not collect fully despite reasonable collection efforts. Under an advisory opinion from the Office of the Inspector General, subject to specified conditions, the Company and the other similarly situated providers may make contributions to a non-profit organization that has agreed to make premium payments for supplemental medical insurance and/or medigap insurance on behalf of indigent ESRD patients, including patients of the Company.

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

      Patients who are covered by Medicare and are also covered by an employer group health plan ("EGHP") are subject to a 30 month coordination period during which the EGHP is the primary payor and Medicare the secondary payor. During this coordination period the EGHP pays a negotiated rate or in the absence of such a rate, the Company's standard rate or a rate defined by its plan documents. The payments are generally higher than the Medicare Composite Rate. Employee group health insurance will therefore generally cover a total of 33 months, the 3 month waiting period plus the 30 month coordination period.

      POSSIBLE CHANGES IN MEDICARE. Legislation or regulations may be enacted in the future that could substantially modify or reduce the amounts paid for services and products offered by the Company and its subsidiaries. It is also possible that statutes may be adopted or regulations may be promulgated in the future that impose additional eligibility requirements for participation in the federal and state health care programs. Such new legislation or regulations may adversely affect the Company's businesses and results of operations, possibly materially.

HEALTH CARE LAWS

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

      FALSE CLAIMS ACT AND RELATED CRIMINAL PROVISIONS

      The federal False Claims Act (the "False Claims Act") imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Moreover, private individuals may bring qui tam or "whistle blower" suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The False Claims Act generally provides for the imposition of civil penalties of $5,500 to $11,000 per claim and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

      THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

      HIPAA was enacted in August 1996 and expanded federal fraud and abuse laws by increasing their reach to all federal health care programs, establishing new bases for exclusions and mandating minimum exclusion terms, creating an additional exception to the anti-kickback penalties for risk-sharing arrangements, requiring the Secretary of HHS to issue advisory opinions, increasing civil money penalties to $10,000 (formerly $2,000) per item or service and assessments to three times (formerly twice) the amount claimed, creating a specific health care fraud offense and related health fraud crimes, and expanding investigative authority and sanctions applicable to health care fraud. It also prohibits provider payments which could be deemed an inducement to patient selection of a provider.

      The law expands criminal sanctions for health care fraud involving any governmental or private health benefit program, including freezing of assets and forfeiture of property traceable to commission of a health care offense.

      HIPAA established a health care fraud statute which prohibits knowingly and willfully executing a scheme or artifice to defraud any "health care benefit program," which includes any public or private plan or contract affecting commerce under which any medical benefit, item, or service is provided to any individual, and includes any individual or entity who is providing a medical benefit, item, or service for which payment may be made under the plan or contract.

      HIPAA regulations establish national standards for certain electronic health care transactions, the use and disclosure of certain individually identifiable patient health information, and the security of the electronic systems maintaining this information. These are commonly known as the HIPAA transaction and code set standards, privacy standards, and security standards. Health insurance payers and healthcare providers like the Company must comply with the new HIPAA standards. Violations of these HIPAA standards may include civil money penalties and potential criminal sanctions.

      BALANCED BUDGET ACT OF 1997

      The Balanced Budget Act of 1997 ("the BBA") contained material adjustments to both the Medicare and Medicaid programs, as well as further expansion of the federal fraud and abuse laws. Specifically, the BBA created a civil monetary penalty for violations of the federal anti-kickback statute whereby violations will result in damages equal to three times the amount involved as well as a penalty of $50,000 per violation. In addition, the new provisions expanded the exclusion requirements so that any person or entity convicted of three health care offenses is automatically excluded from federally funded health care programs for life. Individuals or entities convicted of two offenses are subject to mandatory exclusion of 10 years, while any provider or supplier convicted of any felony may be denied entry into the Medicare program by the Secretary of HHS if deemed to be detrimental to the best interests of the Medicare program or its beneficiaries.

      The BBA also provides that any person or entity that arranges or contracts with an individual or entity that has been excluded from a federally funded health care program will be subject to civil monetary penalties if the individual or entity "knows or should have known" of the sanction.

      STARK LAW

      The original Stark Law, known as "Stark I" and enacted as part of the Omnibus Budget Reconciliation Act of 1989, prohibits a physician from referring Medicare patients for clinical laboratory services to entities with which the physician (or an immediate family member) has a financial relationship, unless an exception applies. Sanctions for violations of the Stark Law may include denial of payment, refund obligations, civil monetary penalties and exclusion of the provider from the Medicare and Medicaid programs. The Stark Law prohibits the entity receiving the referral from filing a claim or billing for services arising out of the prohibited referral.

      Provisions of OBRA 93, known as "Stark II," amended Stark I to revise and expand upon various statutory exceptions, to expand the services regulated by the statute to a list of "Designated Health Services," and expanded the reach of the statute to the Medicaid program. The provisions of Stark II generally became effective on January 1, 1995, with the first phase of Stark II regulations finalized on January 4, 2001. Most portions of the Phase I regulations became effective in 2002. The additional Designated Health Services include: physical therapy services; occupational therapy services; radiology services and certain other imaging services; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. Phase I of the final regulations implementing the Stark Law contains an exception for erythropoietin
(EPO) and certain other dialysis-related outpatient prescription drugs furnished in or by an ESRD facility under many circumstances. Further, the final regulations also adopt a definition of DME which effectively excludes ESRD equipment and supplies from the category of Designated Health Services Phase II of the final regulations to the Stark Law, which will address many of the compensation exceptions, has not yet been released.

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

                                          17,500            leased       Warehouse Space - Machine components

Ogden, Utah                              590,000            owned        Manufacture polysulfone membranes and dialyzers
                                                                         and peritoneal dialysis solutions; research and
                                                                         development.

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

Reynosa, Mexico                          150,000            leased       Manufacture of bloodlines.

Fremont, California                       72,000            leased       Clinical  laboratory testing

Rockleigh, New Jersey                     85,000            leased       Clinical Laboratory testing

----------

      The lease on the Walnut Creek facility expires in 2012. The Company leases 16 warehouses throughout the U.S. These warehouses are used as regional distribution centers for the Company's peritoneal dialysis products business. All such warehouses are subject to leases with remaining terms not exceeding ten years. At December 31, 2002, the Company distributed its products through all these 16 warehouse facilities.

      The Company leases its corporate headquarters in Lexington, Massachusetts. This lease expires on October 31, 2007.

      The Company's subsidiaries lease most of the dialysis centers, manufacturing, laboratory, distribution and administrative and sales facilities in the U.S. on terms which the Company believes are customary in the industry.

ITEM 3. LEGAL PROCEEDINGS

COMMERCIAL LITIGATION

      The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co. and Fresenius AG. At the time of the Merger, a W.R. Grace & Co. subsidiary known as W.R. Grace & Co.-Conn. had, and continues to have, significant potential liabilities arising out of product-liability related litigation, pre-Merger tax claims and other claims unrelated to NMC, which was Grace's dialysis business prior to the Merger. In connection with the Merger, W.R. Grace & Co.-Conn. agreed to indemnify the Company, FMCH and NMC against all liabilities of W.R. Grace & Co., whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC's operations. W.R. Grace & Co. and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Grace Chapter 11 Proceedings") on April 2, 2001.

      Pre-Merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W. R. Grace & Co. has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service");
W. R. Grace & Co. has received the Service's examination report on tax periods 1993 to 1996; that during those years Grace deducted approximately $122,100 in interest attributable to corporate owned life insurance ("COLI") policy loans; that W.R. Grace & Co. has paid $21,200 of tax and interest related to COLI deductions taken in tax years prior to 1993; that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation and that W.R. Grace & Co. is seeking a settlement of the Service's claims. Subject to certain representations made by W.R. Grace & Co., the Company and Fresenius AG, W.R. Grace & Co. and certain of its affiliates agreed to indemnify the Company against this and other pre-Merger and Merger related tax liabilities.

      Prior to and after the commencement of the Grace Chapter 11 Proceedings, class action complaints were filed against W.R. Grace & Co. and the Company by plaintiffs claiming to be creditors of W.R. Grace & Co.- Conn., and by the asbestos creditors' committees on behalf of the W.R. Grace & Co. bankruptcy estate in the Grace Chapter 11 Proceedings, alleging among other things that the Merger was a fraudulent conveyance, violated the uniform fraudulent transfer act and constituted a conspiracy. All such cases have been stayed and transferred to or are pending before the U.S. District Court as part of the Grace Chapter
11 Proceedings.

      On February 6, 2003, the Company reached a definitive agreement with the asbestos creditors' committees on behalf of the W.R. Grace and Co. bankruptcy estate in the matters pending in the Grace Chapter 11 Proceedings (the "Settlement Agreement") for the settlement of all fraudulent conveyance claims against it and other claims related to the Company that arise out of the bankruptcy of W.R. Grace & Co. Under the terms of the Settlement Agreement, fraudulent conveyance and other claims raised on behalf of asbestos claimants will be dismissed with prejudice and the Company will receive protection against existing and potential future W.R. Grace & Co. related claims, including fraudulent conveyance and asbestos claims, and indemnification against income tax claims related to the non-NMC members of the W.R. Grace & Co. consolidated tax group upon confirmation of a W.R. Grace & Co. bankruptcy reorganization plan that contains such provision. Under the Settlement Agreement, the Company will pay a total of $115,000 to the W.R. Grace & Co. bankruptcy estate, or as otherwise directed by the Court, upon plan confirmation. No admission of liability has been or will be made. The Settlement Agreement is subject to the approval of the U.S. District Court. The foregoing summary of the material terms of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement. The Settlement Agreement has been filed as an exhibit to the Company's annual report for 2002 to the Securities and Exchange Commission.

      Subsequent to the Merger, W.R. Grace & Co. was involved in a multi-step transaction involving Sealed Air Corporation (formerly known as Grace Holding, Inc.). The Company is engaged in litigation with Sealed Air Corporation ("Sealed Air") to confirm the Company's entitlement to indemnification from Sealed Air for all losses and expenses incurred by the Company relating to pre-Merger tax liabilities and Merger-related claims. Under the Settlement Agreement, upon confirmation of a plan that satisfies the conditions to the Company's payment obligation, this litigation will be dismissed with prejudice.

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

      The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the Anti-Kickback Statute, the False Claims Act, the Stark Statute, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. Enforcement has become a high priority for the federal government and some states. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs to commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to extensive review by regulatory authorities and private parties, and expects continuing inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

      The Company operates large number facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the Anti-Kickback Statute, the Stark Statute and False Claims Act, among other laws.

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

      ACCRUED SPECIAL CHARGE FOR LEGAL MATTERS

      At December 31, 2001, the Company recorded a pre-tax special charge of $258,000 to reflect anticipated expenses associated with the continued defense and resolution of pre-Merger tax claims, Merger-related claims, and commercial insurer claims. The costs associated with the Settlement Agreement will be charged against this accrual. While the Company believes that its remaining accruals reasonably estimate the Company's currently anticipated costs related to the continued defense and resolution of the remaining matters, no assurances can be given that the actual costs incurred by the Company will not exceed the amount of these accruals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All of the Company's common stock is held by FMCAG. The NMC Credit Facilities and the indentures pertaining to the Senior Subordinated Notes of FMCAG and one of its subsidiaries impose certain limits on the Company's payment of dividends. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      FRESENIUS MEDICAL CARE HOLDINGS CLASS D PREFERRED SHARES

      On February 4, 2003, the Company announced it was exercising its right to redeem all of its outstanding shares of the Class D Preferred Stock ("Class D Shares"). The Class D Shares were issued to the common shareholders of W.R. Grace & Co. in connection with the 1996 reorganization involving W.R. Grace and Fresenius AG.

      Class D Shares that have been properly transferred to, and received by, the redemption agent will be redeemed commencing on March 28, 2003 at a redemption price of $0.10 per share. The Company intends to redeem the 89 million outstanding Class D Shares at a total cash outflow of approximately $8,900. This transaction will have no earnings impact on the Company. After March 28, 2003 the Class D Shares will cease to be deemed issued and outstanding shares of the Company's capital stock and will be restored to the status of authorized but unissued shares of preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------
(Dollars in Millions, Except Shares and Per Share Data)          2002        2001        2000        1999        1998
                                                               --------    --------    --------    --------    --------
Statement of Operations Data
Continuing Operations
    Net sales                                                  $  3,750    $  3,609    $  3,089    $  2,815    $  2,571
    Cost of Sales                                                 2,650       2,510       2,109       1,880       1,707
                                                               --------    --------    --------    --------    --------
    Gross Profit                                                  1,100       1,099         980         935         864
    Selling, general and administrative and
       research and development                                     605         675         560         540         529
    Special charge for settlement of investigation
       and related costs                                             --          --          --         601          --
    Special charge for legal matters                                 --         258          --          --          --
                                                               --------    --------    --------    --------    --------
    Operating income (loss)                                         495         166         420        (206)        335
       Interest expense (net)                                       210         226         187         202         209
       Interest expense on settlement of investigation (net)         --          --          30          --          --
                                                               --------    --------    --------    --------    --------
    Income (loss) from continuing operations before
       income taxes, extraordinary item and cumulative
       effect of changes in accounting for start up costs           285         (60)        203        (408)        126
    Provision (benefit) for income tax                              114          19          98         (81)         74
                                                               --------    --------    --------    --------    --------
    Net income (loss) from continuing operations
       before extraordinary item and cumulative
       effect of changes in accounting for
       start up costs                                               171         (79)        105        (327)         52

    Extraordinary loss on early redemption of
      borrowings from affiliates, net of tax benefit of $6           10          --          --          --          --
                                                               --------    --------    --------    --------    --------
    Net income (loss) from continuing operations
      before cumulative effect of change in accounting
      for start up costs                                       $    161    $    (79)   $    105    $   (327)   $     52
                                                               --------    --------    --------    --------    --------
Discontinued Operations
    Loss from discontinued operations, net of
       income taxes                                                  --          --          --          --          (9)
    Loss on disposal of discontinued operations,
       net of income tax Benefit                                     --          --          --          --         (97)
                                                               --------    --------    --------    --------    --------
    Loss from discontinued operations                                --          --          --          --        (106)
                                                               --------    --------    --------    --------    --------
Cumulative effect of change in accounting for start
    up costs, net of tax benefit                                     --          --          --          --          (5)

    Net income (loss)                                          $    161    $    (79)   $    105    $   (327)   $    (59)
                                                               ========    ========    ========    ========    ========

Net Income (loss) Per Common and Common
  Equivalent Share:
       Continuing Operations                                   $   1.89    $  (0.89)   $   1.16    $  (3.64)   $   0.57
       Extraordinary loss                                         (0.10)         --          --          --          --
       Discontinued Operations                                       --          --          --          --       (1.18)
       Cumulative effect of accounting change                        --          --          --          --       (0.05)
       Net Income                                                  1.79       (0.89)       1.16       (3.64)      (0.66)

Weighted average number of shares of
  Common stock and common stock equivalents:
                                                                 90,000      90,000      90,000      90,000      90,000
     Primary (000's)

                                                                                     AT DECEMBER 31,
                                                               --------------------------------------------------------
                                                                 2002        2001        2000        1999        1998
                                                               --------    --------    --------    --------    --------
Balance Sheet Data:
     Working capital (deficit)                                 $    (73)   $   (176)   $   (154)   $   (456)   $    294
     Total assets                                                 5,010       5,003       4,553       4,645       4,613
     Total long term debt and capital lease obligations             618         302         589         616       1,014
     Mandatorily redeemable preferred securities                    771         692         305          --          --
     Stockholders' equity                                         1,723       1,598       1,726       1,622       1,949

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

OVERVIEW

      The Company is primarily engaged in (a) providing kidney dialysis and clinical laboratory testing services and (b) manufacturing and distributing products and equipment for dialysis treatment. Throughout the Company's history, a significant portion of the Company's growth has resulted from the development of new dialysis centers and the acquisition of existing dialysis centers, as well as from the acquisition and development of complementary businesses in the health care field.

      The Company derives a significant portion of its net revenues from Medicare, Medicaid and other government health care programs (approximately 59% in 2002). The reimbursement rates under these programs, including the Composite Rate, the reimbursement rate for EPO, and the reimbursement rate for other dialysis and non-dialysis related services and products, as well as other material aspects of these programs, have in the past and may in the future be changed as a result of deficit reduction and health care reform measures.

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

SPECIAL CHARGE FOR LEGAL MATTERS

      In the fourth quarter of 2001, the Company recorded a $258 million ($177 million after tax) special charge to address 1996 merger-related legal matters, estimated liabilities and legal expenses arising in connection with the Grace Chapter 11 Proceedings and the cost of resolving pending litigation and other disputes with certain commercial insurers.

      The Company accrued $172 million principally representing a provision for income taxes payable for the years prior to the 1996 merger for which the Company has been indemnified by W.R. Grace, but may ultimately be obligated to pay as a result of Grace's Chapter 11 Proceedings. In addition, that amount included the estimated costs of defending the Company in all litigation arising out of Grace's Chapter 11 Proceedings.

      The Company included $55 million in the special charge to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable relating to various insurance companies.

      The remaining amount of the special charge ($31 million) was accrued mainly for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters.

      At December 31, 2002, there is a remaining balance of $191 million for the accrual for the special charge for legal matters. The Company believes that these reserves are adequate for the settlement of all matters described above. During the year ended December 31, 2002, $33 million in charges were applied against the accrued special charge for legal matters. See also Note 17 - "Commitments and contingencies - Accrued Special Charge for Legal Matters."

RESULTS OF OPERATIONS

      The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services.

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                              (DOLLARS IN MILLIONS)
                                                           2002       2001       2000
                                                          -------    -------    -------
            NET REVENUES
                Dialysis Services .....................   $ 3,311    $ 3,149    $ 2,625
                Dialysis Products .....................       763        755        717
                Intercompany Eliminations .............      (324)      (295)      (253)
                                                          -------    -------    -------
            Net Revenues ..............................   $ 3,750    $ 3,609    $ 3,089
                                                          =======    =======    =======

            Operating Earnings:
                Dialysis Services .....................   $   411    $   422    $   403
                Dialysis Products .....................       143        138        118
                                                          -------    -------    -------
            Operating Earnings ........................       554        560        521
                                                          -------    -------    -------

            Other Expenses:
                General Corporate .....................   $    50    $   131    $    97
                Research & Development ................         9          5          4
                Interest Expense, Net .................       210        226        187
                Interest Expense on Settlement, Net ...        --         --         30
                Special Charge for Legal Matters ......        --        258         --
                                                          -------    -------    -------
            Total Other Expenses ......................       269        620        318
                                                          -------    -------    -------

            Income (Loss) Before Income Taxes and
               Extraordinary Item .....................       285        (60)       203
            Provision for Income Taxes ................       114         19         98
                                                          -------    -------    -------

            Net Income (Loss) Before Extraordinary Item   $   171    $   (79)   $   105
                                                          -------    -------    -------
            Extraordinary Loss ........................        10         --         --
                                                          -------    -------    -------
            Net Income (Loss) .........................   $   161    $   (79)   $   105
                                                          -------    -------    -------

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      Net revenues for the year ended December 31, 2002 increased by $141 million (4%) over the year ended December 31, 2001. Excluding the extraordinary loss on the early redemption of borrowings from affiliates of $10 million after tax in 2002 and the special charge for the settlement of legal matters in 2001 of $258 million ($177 after tax), net income for 2002 increased by 74% to $171 million as compared to $98 million in 2001. This increase results from the elimination of amortization for goodwill and intangible assets with indefinite useful lives in accordance with SFAS No. 142 that was adopted effective January 1, 2002. Had SFAS No. 142 been adopted as of January 1, 2001 net earnings would have decreased by 10% ($19 million) from $190 million in 2001.

      DIALYSIS SERVICES

      Dialysis Services net revenues increased by 5% to $3,294 million (net of $17 million of intercompany sales) as compared to $3,132 million in 2001 due to growth in base business. The growth in base business revenue is primarily related to treatment growth. For the years ended 2002 and 2001, EPO represented approximately 27% of dialysis services revenue.

      At December 31, 2002, approximately 79,600 patients were being treated in approximately 1,080 clinics that the Company owns, operates or manages compared to approximately 76,600 patents treated in approximately 1,030 clinics at December 31, 2001. The average revenue rate per treatment, excluding laboratory testing revenue increased from $273 in 2001 to $274 in 2002. Including laboratory testing revenues, the average revenue per treatment increased from $284 in 2001 to $285 in 2002.

      Dialysis Services operating earnings decreased by 3% ($11 million) in 2002 as compared to 2001 resulting in a decrease in operating margin from 13.5 % in 2001 to 12.5 % in 2002. The reduction in operating earnings and margin is primarily due to costs associated with the conversion to single use dialyzers, price increases for EPO, higher bad debt expense, increased facility costs, other general cost increases and one-time severance and other payroll costs related to workforce reductions partially offset by the elimination of amortization of goodwill and intangible assets with indefinite useful lives in accordance with SFAS 142 which was adopted effective January 1, 2002. Had SFAS 142 been adopted as of January 1, 2001 operating earnings would have decreased by 10% to $411 million as compared to $457 million in 2001 resulting in a decrease in operating margin from 14.6% in 2001 to 12.5% in 2002.

      DIALYSIS PRODUCTS

      Dialysis Products gross revenues increased by 1% to $763 million in 2002 as compared to $755 million in 2001. Internal sales to Dialysis Services increased by 10% to $306 million from $278 million in 2001 and were partially offset by a decrease in external sales of 4% to $457 million as compared to $477 million in 2001. Dialysis Product external sales include both (i) sales of machines to a third party leasing company which are leased back by Dialysis Services and (ii) Method II PD revenues for Dialysis Service patients. Dialysis Products measures its external sales performance based on sales to the "net available external market." The net available external market excludes machine sales and Method II revenues involving Dialysis Services as well as sales to other vertically integrated dialysis companies. Net available external market sales increased by 6% to $373 million in 2002 as compared to $351 million in 2001.

      Operating earnings increased by 4% to $143 million in 2002 as compared to $138 million in 2001 resulting in an improvement in operating margin from 28.9% in 2001 to 31.3% in 2002. The improvement in operating earnings and margin is primarily due to the reduction in amortization due to the implementation of SFAS 142 effective January 1, 2002 and improvements in gross margin partially offset by increases in operating expenses. Had SFAS 142 been adopted as of January 1, 2001 operating earnings would have decreased by 2% to $143 million as compared to $146 million in 2001. The operating margin of 31.3% in 2002 continues to show improvement over a 2001 operating margin of 30.6% after adjustment for SFAS 142 due to favorability in gross margin partially offset by increases in operating expenses.

      OTHER EXPENSES

      Excluding the effect of the special charge for legal matters of $258 million in 2001, other expenses have decreased by 26% to $269 million as compared to $362 million in 2001 due to decreases in general corporate expenses resulting primarily from the elimination of amortization expense for goodwill and other intangible assets with indefinite useful lived assets according to SFAS 142 which was adopted effective January 1, 2002. Had SFAS 142 been adopted as of January 1, 2001 other expenses would have decreased by 10% or $30 million due to decreased interest expense, reductions in general corporate costs and a one-time gain on the curtailment of the Company's employee retirement plans partially offset by increased research and development costs. The improvement in interest expense is due to an overall reduction in outstanding debt as well as a change in the mix of debt instruments.

      EXTRAORDINARY LOSS

      On June 27, 2002, the Company repaid its intercompany debt to FMC Finance S.a.r.l. in the amount of $351 million, originally due in 2006, utilizing funds borrowed under its senior credit facility. An extraordinary loss of $10 million, net of a tax benefit of $6 million, was recorded for the premium owed to FMC Finance S.a.r.l. in the event of the early retirement of this obligation in accordance with the terms of the intercompany debt agreement.

      INCOME TAXES

      The Company has recorded income tax provisions of $114 million and $19 million in 2002 and 2001, respectively. Approximately $81 million of the increased provision is related to the tax benefits resulting from the special charge for settlement of legal matters recorded in 2001. Increased state tax provisions and other adjustments to earnings generate the remaining increase in provision in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The Company's cash requirements in 2002 and 2001, including acquisitions and capital expenditures, were funded by cash generated by operations, additional intercompany borrowings, borrowings under its credit facility and proceeds from a receivable financing facility.

     The Company generated cash from operations of $322 million in 2002 as compared to $354 million during 2001. The decrease in operating cash of $32 million is primarily related to higher interest payments of $44 million, increased tax payments of $62 million and payments related to the special charge for settlement of legal matters of $25 million partially offset by improvements in accounts receivable of $73 million resulting from favorable cash collections, improvements in inventory management of $20 million and net other movement in working capital of $6 million. The strong cash collections in 2002 resulted in approximately a nine-day decrease in days sales outstanding.

     Cash from operations is impacted by the profitability of our business and the development of working capital, especially accounts receivable. The profitability of our business depends significantly on reimbursement rates. Approximately 88% of the Company's revenues are generated from the provision of dialysis services with approximately 66% of this revenue reimbursed by government funded Medicare and Medicaid programs. Legislative changes may affect the reimbursement rates under these programs for the services that we provide. A decrease in reimbursement rates could have a material adverse effect on our business, financial condition and results of operations and the Company's ability to generate cash flow.

     Net cash used in investing activities was $143 million in 2002 as compared to $436 million in 2001. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations in 2002 and cash flows from operations and intercompany borrowings in 2001.

     The decrease in cash used in investing is related to decreased acquisition spending ($252 million) and reductions in capital expenditures ($19 million) and equity investments ($22 million).

     During 2001, the Company completed the acquisition of Everest Healthcare for a purchase price of approximately $365 million. Approximately $99 million of the purchase price was funded by the issuance of 2.25 million FMCAG preference shares to the Everest shareholders. The remaining purchase price was paid in cash of approximately $266 million, including debt assumed. The remaining $23 million of acquisition spending in 2001 was for the purchase of small groups of clinics or individual clinics. Acquisition spending in 2002 was approximately $37 million with no individually significant transactions such as the Everest acquisition in 2001.

     Capital expenditures totaling $105 million and $125 million in 2002 and 2001, respectively, were made for new clinics, improvements to existing clinics, a buyout of operating leases for dialysis machines and expansion and maintenance of production facilities. During 2001, the Company made an investment of approximately $22 million in FMC Cardiovascular Resources for a 45% equity interest in that venture. There were no similar significant investments in 2002.

     The Company has financed the expansion of its dialyzer production capacity by entering into sales-leaseback transactions with independent financing companies. Under these financing arrangements the assets are sold to the financing company at construction costs and then leased-back under operating leases. Financing of $25 million and $28 million was obtained in 2002 and 2001, respectively, under these types of arrangements. Accordingly, these amounts are not reported as capital expenditures.

     Net cash flows used in financing activities were $176 million in 2002 as compared to cash flows provided by financing activities of $75 million in 2001 for a change in cash used in financing activities of $251 million. Cash used in financing activities in 2002 is principally related to the repayment of borrowings from affiliates of $366 million, including a premium of $16 million for the early redemption. Approximately $165 million was drawn down under the Company's credit facility to partially offset this use of cash. During 2001, cash was provided by financing activities primarily due to an increase in borrowings from affiliates of $169 million partially offset by payments of $86 million related to the settlement of the investigation in 1999. Also in 2001, the Company received proceeds of $284 million from the issuance of mandatorily redeemable preferred securities that were used to pay-down external debt and capital leases of $290 million.

     The Company has an asset securitization facility (the "Accounts Receivable Facility") whereby receivables are sold to NMC Funding Corporation (the "Transferor"), a wholly owned subsidiary, and subsequently the Transferor transfers and assigns percentage ownership interests in receivables to certain bank investors. The maximum borrowing limit available under the Accounts Receivable Facility is $560 million at December 31, 2002. The facility matures on October 23, 2003.

     For the twelve months ended December 31, 2002, the Company increased its borrowings under the Accounts Receivable Facility by $3 million to $445 million. Outstanding amounts under the Accounts Receivable Facility are reflected as reductions in accounts receivable.

     Cash from short-term borrowings can be generated by borrowings under the Accounts Receivable Facility and through borrowings from affiliates. Long-term financing is provided by the revolving credit portion of our senior credit facility and the issuance of mandatorily redeemable preferred securities. We believe that our existing credit facilities, cash generated from operations and other current sources of financing are sufficient to meet our foreseeable cash requirements.

     At December 31, 2002, the Company had approximately $381 million of borrowing capacity available under revolving portion of our senior credit facility. On February 21, 2003 the Company and FMCAG entered into an amended and restated credit agreement ("2003 Senior Credit Agreement") with the Bank of America N. A., Credit Suisse First Boston, Dresdner Bank AG New York, JPMorgan Chase Bank, the Bank of Nova Scotia, and certain other financial institutions. Pursuant to the agreement, the Lenders have made available to the Company and certain subsidiaries and affiliates an aggregate of up to $1.5 billion through three credit facilities. The three facilities are a revolving facility of $500 million and two term loan facilities of $500 million each. The Company used the initial borrowings under the 2003 Senior Credit Agreements to refinance outstanding borrowings under our prior senior credit agreement and for general corporate purposes (See Note 21 of the Consolidated Financial Statements).

     The 2003 Senior Credit Agreement includes covenants that require FMCAG to maintain certain financial ratios or meet other financial tests. Under the Senior Credit Agreement, FMCAG is obligated to maintain a minimum consolidated net worth, a minimum consolidated fixed charge ratio (ratio of earnings before interest, taxes, depreciation, amortization and rent to fixed charges) and a certain consolidated leverage ratio (ratio of consolidated funded debt to EBITDA). In addition, the 2003 Senior Credit Agreement includes other covenants which, among other things, restrict or have the effect of restricting the Company's ability to dispose of assets, incur debt, pay dividends, create liens or make capital expenditures, investments or acquisitions. The breach of any of the covenants could result in a default under the credit agreement. In default, the outstanding balance under the 2003 Senior Credit Agreement becomes due.

OBLIGATIONS

CONTRACTUAL CASH OBLIGATIONS
                                                                           PAYMENTS DUE BY PERIOD OF
                                                                 -------------------------------------------
                                                   TOTAL           1 YEAR        1-5 YEARS      OVER 5 YEARS
                                                 ----------      ----------      ----------     ------------
Mandatorily Redeemable Preferred Securities      $  771,209      $  771,209              --      $       --
Long Term Debt                                      618,740           1,840         616,900              --
Capital Lease Obligations                             1,583             463           1,120              --
Operating Leases                                    970,691         202,985         640,172         127,534
Unconditional Purchase Obligation                   170,824          58,995          78,619          33,210
Borrowings from Affiliates                          970,087         315,394              --         654,693
                                                 ----------      ----------      ----------      ----------
   Total Contractual Cash Obligations            $3,503,134      $1,350,886      $1,336,811      $  815,437
                                                 ==========      ==========      ==========      ==========

OTHER COMMERCIAL COMMITMENTS                                              EXPIRATION PER PERIOD OF
                                                                 -------------------------------------------
                                                   TOTAL           1 YEAR        1-5 YEARS      OVER 5 YEARS
                                                 ----------      ----------      ----------     ------------
Unused Senior Credit Lines                       $  165,000      $       --      $  165,000      $       --

Standby Letters of Credit                           215,845              --         215,845              --
                                                 ----------      ----------      ----------      ----------
    Total Other Commercial Commitments           $  380,845      $       --      $  380,845      $       --
                                                 ==========      ==========      ==========      ==========

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

      Net cash flows used in investing activities totaled $436 million in 2001 compared to $220 million in 2000. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations and intercompany borrowings. Cash expenditures for acquisitions totaled $289 million in 2001 (including Everest for $266 million) and $116 million in 2000, respectively, net of cash acquired. In 2001, the Company also funded another $99 million in consideration for Everest through the issuance of 2.25 million FMCAG preference shares. Capital expenditures of $125 million and $104 million in 2001 and 2000, respectively, were made for new clinics, improvements to existing clinics and expansion and maintenance of production facilities.

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

CRITICAL ACCOUNTING POLICIES

      The Company has identified the following selected accounting policies and issues that the Company believes are critical to understand the financial reporting risks presented in the current economic environment. These matters and judgments, and uncertainties affecting them, are also essential to understand the Company's reported and future operating results. See Notes to Consolidated Financial Statements - Note 2, "Summary of Significant Accounting Policies" included in the Company's 2002 report on Form 10-K.

      RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS

      The growth of the Company's business through acquisitions has created a significant amount of intangible assets, including goodwill, patient relationships, tradenames and other intangibles. At December 31, 2002, the carrying amount of net intangible assets amounted to $3,427 million representing approximately 68% of the Company's total assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of our long-lived assets for impairment at least once a year, at the end of the year, or whenever events or changes in circumstances indicate that the carrying amount of assets might be impaired.

      To comply with the provisions of SFAS No. 142, the fair value of the reporting unit is compared to the reporting unit's carrying amount. The Company estimates the fair value of each reporting unit using estimated future cash flows for the unit discounted by a weighted average cost of capital specific to that unit. Estimated cash flows are based on our budgets for the next three years, and projections for the following years based on an expected growth rate. The growth rate is based on industry and internal projections. The discount rates reflect any inflation in local cash flows and risks inherent to each reporting unit.

      If the fair value of the reporting unit is less than its carrying value, a second step is performed which compares the fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the fair value of the goodwill is less than its carrying value, the difference is recorded as an impairment charge.

      A prolonged downturn in the healthcare industry with lower than expected increases in reimbursement rates and/or higher than expected costs for providing healthcare services could adversely affect our estimated future cashflows. Future adverse changes in a reporting unit's economic environment might affect the discount rate. A decrease in our estimated future cash flows and/or a decline in the macroeconomic environment could result in impairment charges to goodwill and other intangible assets which could materially and adversely affect our future financial position and operating results.

      LEGAL CONTINGENCIES

      The Company is a party to certain litigation including the commercial insurer litigation, W.R. Grace & Co. bankruptcy and Sealed Air Corporation indemnification litigation and other litigation arising in the ordinary course of the Company's business as described in Note 17 "Commitments and Contingencies" in the Company's Consolidated Financial Statements. The outcome of these matters may have a material effect on the Company's financial position, results of operations or cash flows.

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

      A significant change in collection experience, a deterioration of the aging of accounts receivable, or a significant change in the mix of payers may adversely affect the Company's estimate of the allowance for doubtful accounts. Consequently, it is possible that our future operating results could be materially and adversely affected by additional charges for bad debt and our cash flows may be reduced by lower collection of receivables.

      Net Revenues from machine sales to a third party leasing company where there is a leaseback of the machines by the Dialysis Services Division were $30.5 million, $46.2 million, and $54.5 million for the twelve months ended December 31, 2002, 2001, and 2000, respectively. The profits on these sales are deferred and amortized to earnings over the lease terms.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Provisions of SFAS 142 related to acquisitions completed after July 1, 2001 were adopted effective as of July 1, 2001. The Company adopted all other provisions of SFAS 142 effective January 1, 2002. The effect on prior years income is described in Note 7 of the Consolidated Financial Statements.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses the reporting requirements for the retirement of tangible long-lived assets and asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 will not have a material impact on the Company's financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less selling costs. SFAS 144 also broadens the reporting of discontinued operations and provides that discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 was adopted effective January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company's financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4 and requires the criteria under Opinion 30 to determine if losses from extinguishment of debt should be classified as extraordinary items. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback arrangements be accounted for in a similar manner as sale-leaseback transactions. The Company will adopt SFAS No. 145 as related to SFAS No. 4 effective January 1, 2003. In the first quarter 2002, the Company reported an extraordinary loss of $9.8 million for the early redemption of borrowings from affiliates. This extraordinary loss will be reclassified and presented as a loss from operating earnings. The Company adopted the remaining provisions of SFAS 145 effective April 1, 2002.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 ("Fin 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability measured at fair value at the inception of a guarantee for obligations undertaken, including its obligation to stand ready to perform over the term of the guarantee. The initial recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. FIN 45 also clarifies and expends the disclosure requirements related to guarantees and product warranties. The Company adopted those disclosures on December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. Accounting for Stock-Based Compensation to provide alternative methods for a change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect the method used had on reported results. The Company adopted the annual disclosure requirement on December 31, 2002.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("Fin 46") Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation of variable interest entities by the primary beneficiary, when the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties and / or the equity investor lacks certain essential characteristics of a controlling financial interest. FIN 46 requires existing variable interest entities to be consolidated if those entities do not effectively disburse risk among the parties involved. The interpretation becomes effective at various dates in 2003 and provides various transition rules. The adoption of FIN 46 has no material impact on the Company's financial statements.

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

      At December 31, 2002, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is recorded as a liability valued at approximately $99.2 million. The table below presents information on the Company's significant debt obligations, some of which are subject to interest rate changes, and the interest rate protection agreement used to hedge both long-term and short-term obligations.


                                                                        Interest Rate Exposure
                                                                           December 31, 2002
                                                                             ($ millions)
                                                          2003       2004       2005    Thereafter   Totals
                                                          ----       ----       ----    ----------   ------
Principal Payments Due on NMC Credit Facility                                              $617      $  617
    Variable Interest Rate of approx. 2.55%

Principal Payments Due on A/R Facility                    $445                                       $  445
    Variable Interest Rate of approx. 1.49%

Borrowings from Affiliates
    Variable Interest Rate  of 2.07%-2.73%                $315                                       $  315
    Fixed Interest Rate = 8.43%                                                            $435      $  435
    Fixed Interest Rate = 8.25%                                                            $219      $  219

Interest Rate Agreements (notional amounts)                           $250                 $800      $1,050
    Average Fixed Pay Rate = 5.51%                                    6.33%                5.26%
    Receive Rate = 3-Month LIBOR

      At December 31, 2002, the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is recorded as an asset valued at approximately $84.8 million. The Company had outstanding contracts covering the purchase of 638.2 million Euros ("EUR") at an average contract price of $.9037 per EUR, for delivery between January 2003 and May 2004, contracts for the purchases of 168 million Mexican Pesos at an average contract price of 10.3324 pesos per US dollar, and contracts for the delivery of
14.2 million Canadian Dollars at an average contract price of $.6347 per Canadian Dollar.

      The Company's hedging strategy vis-a-vis the above-mentioned market risks has not changed significantly from 2001 to 2002. For additional information, see also "Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies - Derivative Financial Instruments" and "Notes to Consolidated Financial Statements - Note 15. Financial Instruments".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this item is indexed in Item 15 of this Report and contained on the pages following the signature page hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In accordance with General Instruction G. (3) to Form 10-K, the information required by Part III is incorporated by reference to the Company's definitive information statement to be filed by April 30, 2003.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing of this report, as contemplated by Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in alerting them in a timely manner that all material information required to be filed in this annual report has been made known to them. There have been no significant changes to internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Index to Consolidated Financial Statements

The following consolidated financial statements are filed with this report:

      Report of Independent Auditors.

      Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000.

      Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001, and 2000.

      Consolidated Balance Sheets as of December 31, 2002 and 2001.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000.

      Consolidated Statements of Changes in Equity for the Years Ended December 31, 2002, 2001, and 2000.

      Schedule of Valuation and Qualifying Accounts as of December 31, 2002, 2001, and 2000.

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

            (b) Reports on Form 8-K.

            On November 29, 2002, FMCAG, the parent corporation of the Company, announced an agreement in principle for the settlement of all fraudulent conveyance claims against it and other claims related to the Company that arises out of the bankruptcy of W.R. Grace & Co.

            c) Exhibits.

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

Exhibit 4.16    Amendment No. 14 dated as of February 22, 2002 to the Credit
                Agreement dated as of September 27, 1996 among National Medical
                Care, Inc. and Certain Subsidiaries and Affiliates, as
                Borrowers, Certain Subsidiaries and Affiliates Guarantors, the
                Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N. A.), as paying agent and The Bank of Nova
                Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of
                America, N. A. (formerly known as NationsBank, N. A. ), as
                Managing Agent (incorporated herein by reference to the Form
                10-Q of Registrant filed with Commission on November 14, 2002).

Exhibit 4.17    Amendment No. 15 dated as of December 5, 2002 to the Credit
                Agreement, by and among National Medical Care, Inc. and Certain
                Subsidiaries and Affiliates party to the Credit Agreement, and identified therein, and Bank of America, N. A. (formerly known as NationsBank, N. A.), as paying Agent for and on behalf of the Lenders (filed herewith).

Exhibit 4.18    Fresenius Medical Care AG 1996 Stock Incentive Plan
                (incorporated herein by reference to the Fresenius Medical Care
                AG's Registrant Statement on Form S-8 dated October 1, 1996).

Exhibit 4.19 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14,
                1998).

Exhibit 4.20    Fresenius Medical Care AG 2001 International Stock Incentive
                Plan (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG filed August 2, 2001
                (Registration No. 333-66558)).

Exhibit 4.21 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust
                Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008
                (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.22 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State
                Street Bank and Trust Company as Trustee and Fresenius Medical
                Care Holdings, Inc., and Fresenius Medical Care AG, as
                Guarantors with respect to the issuance of 7 3/8% Senior
                Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23,
                1998).

Exhibit 4.23    Senior Subordinated Indenture dated as of June 6, 2001 among
                Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg
                - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical
                Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011
                (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG dated August 2, 2001
                (Registration No. 333-66558)).

Exhibit 4.24    Senior Subordinated Indenture dated as of June 15, 2001 among
                Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg
                - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical
                Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011
                (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG dated August 2, 2001
                (Registration No. 333-66558)).

Exhibit 10.1*   Product Purchase Agreement effective January 1, 2002 between
                Amgen USA, Inc. and National Medical Care, Inc. (incorporated by reference to the Form 10-Q of the Registrant filed with the Commission on May 15, 2002).

Exhibit 10.2    Receivables Purchase Agreement dated August 28, 1997 between
                National Medical Care, Inc. and NMC Funding Corporation
                (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.3    Amendment dated as of September 28, 1998 to the Receivables
                Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care,
                Inc., as Seller (incorporated herein by reference to the Form
                10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 10.4 Second Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding
                Corporation, National Medical Care, Inc., Enterprise Funding
                Corporation, Compass US Acquisition, LLC, Giro Multifunding
                Corporation, the Bank Investors listed therein, WestLB AG, New
                York Branch (formerly known as Westdeutsche Landesbank
                Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14, 2002).

Exhibit 10.5    Amendment No. 1 dated as of October 22, 2002 to the Second
                Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation, National
                Medical Care, Inc., Enterprise Funding Corporation, Compass US
                Acquisition, LLC, Giro Multifunding Corporation, the Bank
                Investors listed therein, WestLB AG, New York Branch (formerly known as Westdeutsche Landesbank Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14,
                2002).

Exhibit 10.6    Amendment No. 2 dated as of November 8, 2002 to the Second
                Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation, National
                Medical Care, Inc., Enterprise Funding Corporation, Compass US
                Acquisition, LLC, Giro Multifunding Corporation, Asset One
                Securitization, LLC, the Bank Investors listed therein, WestLB
                AG, New York

                Branch (formerly known as Westdeutsche Landesbank Girozentrale,
                New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent, (filed herewith).

Exhibit 10.7    Amendment No. 3 dated as of December 18, 2002 to the Second
                Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation, National
                Medical Care, Inc., Enterprise Funding Corporation, Compass US
                Acquisition, LLC, Giro Multifunding Corporation, Asset One
                Securitization, LLC, the Bank Investors listed therein, WestLB
                AG, New York Branch (formerly known as Westdeutsche Landesbank
                Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent, (filed herewith).

Exhibit 10.8    Employment Agreement dated January 1, 1992 by and between Ben J.
                Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA, Inc., for the year ended December 31, 1992).

Exhibit 10.9    Modification to FUSA Employment Agreement effective as of
                January 1, 1998 by and between Ben J. Lipps and Fresenius
                Medical Care AG (incorporated herein by reference to the Form
                10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.10   Employment Agreement dated March 15, 2000 by and between Jerry
                A. Schneider and National Medical Care, Inc (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.11   Employment Agreement dated March 15, 2000 by and between Ronald
                J. Kuerbitz and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.12   Employment Agreement dated March 15, 2000 by and between J.
                Michael Lazarus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.13   Employment Agreement dated March 15, 2000 by and between Robert
                "Rice" M. Powell, Jr. and National Medical Care, Inc.
                (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.14   Employment Agreement dated July 1, 2002 by and between John F.
                Markus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on August 14, 2002).

Exhibit 10.15   Employment Agreement dated October 15, 2002 by and between Mats
                Wahlstrom and National Medical Care, Inc. (filed herewith).

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

Exhibit 10.18 Settlement Agreement dated as of February 6, 2003 by and among the Company, National Medical Care, Inc., the Official Committee of Asbestos Personal Injury Claimants, and the Official
                Committee of Asbestos Property Damage Claimants of W.R. Grace &
                Co. (filed herewith).

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

Date: March 14, 2003                     FRESENIUS MEDICAL CARE HOLDINGS, INC.

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

         NAME                                           TITLE                                     DATE
         ----                                           -----                                     ----
/s/ Ben J. Lipps              President and Director                                         March 17, 2003
----------------
Ben J. Lipps                  (Chief Executive Officer)


/s/ Jerry A. Schneider        Chief Financial Officer, Treasurer and Director                March 17, 2003
----------------------
Jerry A. Schneider            (Chief Financial and Accounting Officer)

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER

      I, Ben J. Lipps, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Fresenius Medical Care Holdings, Inc.

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 17, 2003

                                                 /s/ Ben J. Lipps
                                                 Ben J. Lipps
                                                 President and
                                                 Chief Executive Officer

CHIEF FINANCIAL OFFICER

      I, Jerry A. Schneider, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Fresenius Medical Care Holdings, Inc.

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 17, 2003

                                                  /s/ Jerry A. Schneider
                                                  Jerry A. Schneider
                                                  Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Fresenius Medical Care Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, Fresenius Medical Care Holdings, Inc. adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."



                                                             KPMG LLP
January 31, 2003
Boston, MA

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                             2002             2001             2000
                                                                          -----------      -----------      -----------
NET REVENUES
     Health care services ...........................................     $ 3,293,510      $ 3,131,733      $ 2,609,108
     Medical supplies ...............................................         456,501          477,818          480,067
                                                                          -----------      -----------      -----------
                                                                            3,750,011        3,609,551        3,089,175
                                                                          -----------      -----------      -----------
EXPENSES
     Cost of health care services ...................................       2,335,820        2,178,085        1,768,914
     Cost of medical supplies .......................................         314,139          332,770          339,908
     General and administrative expenses ............................         357,077          335,961          269,574
     Provision for doubtful accounts ................................          98,632           85,448           62,949
     Depreciation and amortization ..................................         139,750          246,819          222,870
     Research and development .......................................           9,222            5,462            4,127
     Interest expense, net, and related financing costs including
         $118,983 $134,557 and $110,746 of interest with affiliates .         210,348          226,480          187,315
     Interest expense on settlement of investigation, net ...........              --               --           29,947
     Special charge for legal matters ...............................              --          258,159               --
                                                                          -----------      -----------      -----------
                                                                            3,464,988        3,669,184        2,885,604
                                                                          -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ............         285,023          (59,633)         203,571
PROVISION FOR INCOME TAXES ..........................................         113,924           19,623           98,321
                                                                          -----------      -----------      -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .........................         171,099          (79,256)         105,250
Extraordinary loss on early redemption of borrowings from affiliates,
   net of tax benefit of $6,520 .....................................           9,780               --               --
                                                                          -----------      -----------      -----------
NET INCOME (LOSS) ...................................................     $   161,319      $   (79,256)     $   105,250
                                                                          ===========      ===========      ===========
Basic and fully dilutive net income (loss) before extraordinary item
per share ...........................................................     $      1.89      $     (0.89)     $      1.16
Extraordinary loss per share ........................................     $     (0.10)     $        --      $        --
Basic and fully dilutive net income (loss) per share ................     $      1.79      $     (0.89)     $      1.16

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                          TWELVE MONTHS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                        2002           2001           2000
                                                      ---------      ---------      ---------
NET INCOME (LOSS)                                     $ 161,319      $ (79,256)     $ 105,250
Other comprehensive income
     Foreign currency translation adjustments               607           (130)          (174)
     Minimum pension liability,
          (net of deferred tax of $12,905)              (19,357)            --             --
     Derivative instruments, (net of deferred tax
          of $15,856 and $26,514, respectively)         (14,086)       (50,929)            --
     Other                                                  230             --             --
                                                      ---------      ---------      ---------

     Total other comprehensive loss                     (32,606)       (51,059)          (174)
                                                      ---------      ---------      ---------
COMPREHENSIVE INCOME (LOSS)                           $ 128,713      $(130,315)     $ 105,076
                                                      =========      =========      =========

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                                 ----------------------------
                                                                     2002             2001
                                                                 -----------      -----------
ASSETS

Current Assets:
     Cash and cash equivalents .............................     $    30,013      $    26,786
     Accounts receivable, less allowances of $121,620
         and $103,859 ......................................         387,222          423,912
     Inventories ...........................................         185,892          202,221
     Deferred income taxes .................................         157,353          196,831
     Other current assets ..................................         128,619          119,592
                                                                 -----------      -----------
          Total Current Assets .............................         889,099          969,342
                                                                 -----------      -----------

Properties and equipment, net ..............................         531,081          520,620
                                                                 -----------      -----------
Other Assets:
     Goodwill ..............................................       2,934,581        2,889,174
     Intangible assets, net of accumulated amortization of
         $299,916 and $259,356 ............................          491,988          529,370
     Other assets and deferred charges.....................          163,595           94,460
                                                                 -----------      -----------
          Total Other Assets ...............................       3,590,164        3,513,004
                                                                 -----------      -----------
Total Assets ...............................................     $ 5,010,344      $ 5,002,966
                                                                 ===========      ===========

LIABILITIES AND EQUITY

Current Liabilities:
     Current portion of long-term debt and capitalized lease
        obligations ........................................           2,303          152,046
     Current portion of borrowing from affiliates ..........         315,394          291,360
     Accounts payable ......................................         100,603          125,530
     Accrued liabilities ...................................         261,888          231,378
     Accrued special charge for legal matters ..............         191,130          221,812
     Net accounts payable to affiliates ....................          28,897           39,934
     Accrued income taxes ..................................          61,754           83,654
                                                                 -----------      -----------
          Total Current Liabilities ........................         961,969        1,145,714

Long-term debt .............................................         616,900          300,600
Non-current borrowings from affiliates .....................         654,693        1,005,669
Capitalized lease obligations ..............................           1,120            1,675
Deferred income taxes ......................................          96,453          113,046
Other liabilities ..........................................         185,200          146,170
                                                                 -----------      -----------
          Total Liabilities ................................       2,516,335        2,712,874
                                                                 -----------      -----------

Mandatorily Redeemable Preferred Securities ................         771,209          692,330
                                                                 -----------      -----------

Equity:
   Preferred stock, $100 par value .........................           7,412            7,412
   Preferred stock, $.10 par value .........................           8,906            8,906
   Common stock, $1 par value; 300,000,000 shares
      authorized; outstanding 90,000,000 ...................          90,000           90,000
   Paid in capital .........................................       1,942,755        1,945,014
   Retained deficit ........................................        (242,846)        (402,749)
   Accumulated comprehensive loss ..........................         (83,427)         (50,821)
                                                                 -----------      -----------
        Total Equity .......................................       1,722,800        1,597,762
                                                                 -----------      -----------
Total Liabilities and Equity ...............................     $ 5,010,344      $ 5,002,966
                                                                 ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            TWELVE MONTHS ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                         2002            2001            2000
                                                                      ---------       ---------       ---------
Cash Flows from Operating Activities:
     Net income (loss) .........................................      $ 161,319       $ (79,256)      $ 105,250
     Adjustments to reconcile net income to net cash from
      Operating activities:
          Depreciation and amortization ........................        139,750         246,819         222,870
          Extraordinary loss on early redemption of
            borrowings from affiliates .........................          9,780              --              --
          Provision for doubtful accounts ......................         98,632          85,448          62,949
          Deferred income taxes ................................         52,879         (68,302)         84,900
          Loss on disposal of properties and equipment .........          2,451             965             970

  Changes in operating assets and liabilities, net of
          effects of purchase acquisitions and foreign
          exchange:
          Increase in accounts receivable ......................        (73,888)       (133,225)       (194,772)
          Decrease (increase) in inventories ...................         15,825          (5,401)         (7,472)
          (Increase) decrease in other current assets ..........         (9,039)         21,345          (6,025)
          Decrease in IDPN receivables .........................             --           5,189          53,962
          Increase in other assets and deferred charges ........        (10,029)         (3,561)         (3,025)
          (Decrease) increase in accounts payable ..............        (24,486)        (31,810)          5,976
          (Decrease) increase in accrued income taxes ..........        (16,409)         72,179            (908)
          Increase (decrease) in accrued liabilities ...........         27,216         (10,922)        (65,227)
          (Decrease) increase in accrued special charge for
            legal matters ......................................        (24,969)        221,812              --
          (Decrease) increase in other long-term liabilities ...        (13,405)          2,187          12,035
          Net changes due to/from affiliates ...................        (10,982)         38,213          (6,044)
          Other, net ...........................................         (2,814)         (7,335)         (2,126)
                                                                      ---------       ---------       ---------
     Net cash provided by operating activities .................        321,831         354,345         263,313
                                                                      ---------       ---------       ---------
Cash Flows from Investing Activities:
          Capital expenditures .................................       (105,210)       (124,621)       (104,199)
          Payments for acquisitions, net of cash acquired ......        (37,051)       (288,924)       (115,601)
          Increase in other assets .............................         (1,000)        (22,754)             --
                                                                      ---------       ---------       ---------
     Net cash used in investing activities .....................       (143,261)       (436,299)       (219,800)
                                                                      ---------       ---------       ---------
Cash Flows from Financing Activities:
          Payments on settlement of investigation ..............             --         (85,920)       (386,815)
          Net (decrease) increase in borrowings from affiliates        (326,942)        168,521         (32,947)
          Premium on early redemption of debt ..................        (16,300)             --              --
          Cash dividends paid on preferred stock ...............           (520)           (520)           (520)
          Proceeds from mandatorily redeemable preferred
            securities .........................................             --         284,403         305,500
          Net increase (decrease) from receivable financing
            facility ...........................................          3,249          (3,300)        110,300
          Net increase (decrease) on debt and capitalized leases        164,577        (290,324)        (17,660)
          Other, net ...........................................             --           2,628            (647)
                                                                      ---------       ---------       ---------

     Net cash (used in) provided by financing activities .......       (175,936)         75,488         (22,789)
                                                                      ---------       ---------       ---------
Effects of changes in foreign exchange rates ...................            593             (75)             40
                                                                      ---------       ---------       ---------
Change in cash and cash equivalents ............................          3,227          (6,541)         20,764
Cash and cash equivalents at beginning of period ...............         26,786          33,327          12,563
                                                                      ---------       ---------       ---------
Cash and cash equivalents at end of period .....................      $  30,013       $  26,786       $  33,327
                                                                      =========       =========       =========

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 TWELVE MONTHS ENDED
                                                                       -----------------------------------------
                                                                          2002            2001            2000
                                                                       ---------       ---------       ---------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest ..............................................      $ 182,865       $ 196,289       $ 223,847
          Interest on mandatorily redeemable preferred securities         57,018              --              --
          Income taxes paid, net ................................         77,962          16,024          14,882

Details for Acquisitions:

     Assets acquired ............................................         44,114         423,202         117,935
     Liabilities assumed ........................................         (7,063)        (34,156)         (2,334)
     Equity consideration .......................................             --         (99,479)             --
                                                                       ---------       ---------       ---------
     Cash paid ..................................................         37,051         289,567         115,601
     Less cash acquired .........................................             --             643              --
                                                                       ---------       ---------       ---------
     Net cash paid for acquisitions .............................      $  37,051       $ 288,924       $ 115,601
                                                                       =========       =========       =========

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 Preferred Stocks               Common Stock
                                              -----------------------      -----------------------        Paid in
                                                Shares        Amount         Shares        Amount         Capital
                                              ----------      -------      ----------      -------      -----------
BALANCE, DECEMBER 31, 1999                    89,136,435      $16,318      90,000,000      $90,000      $ 1,943,034
Net Loss                                              --           --              --           --               --
Cash dividends on preferred stock                     --           --              --           --               --
Other comprehensive income                            --           --              --           --               --

Other adjustments                                     --           --              --           --             (647)
                                              ----------      -------      ----------      -------      -----------
BALANCE, DECEMBER 31, 2000                    89,136,435      $16,318      90,000,000      $90,000      $ 1,942,387
                                              ==========      =======      ==========      =======      ===========

Net Income                                            --           --              --           --               --
Cash dividends on preferred stock                     --           --              --           --               --
Other comprehensive income - FX                       --           --              --           --               --
Other comprehensive income - FAS 133                  --           --              --           --               --
Other adjustments                                     --           --              --           --            2,627
                                              ----------      -------      ----------      -------      -----------
BALANCE, DECEMBER 31, 2001                    89,136,435      $16,318      90,000,000      $90,000      $ 1,945,014
                                              ==========      =======      ==========      =======      ===========

Net Income                                            --           --              --           --               --
Cash dividends on preferred stock                     --           --              --           --               --
Minimum pension liability                             --           --              --           --               --
Other comprehensive income - FX                       --           --              --           --               --
Other comprehensive income -FAS 133                   --           --              --           --               --
Transfer of foreign subsidiary to FMC AG              --           --              --           --           (2,259)
                                              ----------      -------      ----------      -------      -----------
BALANCE, DECEMBER 31, 2002                    89,136,435      $16,318      90,000,000      $90,000        1,942,755
                                              ==========      =======      ==========      =======      ===========

                                                  Retained      Accumulated
                                                  Earnings     Comprehensive       Total
                                                  (Deficit)        Income          Equity
                                                  ---------       --------       -----------
BALANCE, DECEMBER 31, 1999                        $(427,703)      $    412       $ 1,622,061
Net Loss                                            105,250             --           105,250
Cash dividends on preferred stock                      (520)            --              (520)
Other comprehensive income                               --           (174)             (174)

Other adjustments                                        --             --              (647)
                                                  ---------       --------       -----------
BALANCE, DECEMBER 31, 2000                        $(322,973)      $    238         1,175,970
                                                  =========       ========       ===========

Net Income                                          (79,256)            --           (79,256)
Cash dividends on preferred stock                      (520)            --              (520)
Other comprehensive income - FX                          --           (130)             (130)
Other comprehensive income - FAS 133                     --        (50,929)          (50,929)
Other adjustments                                        --             --             2,627
                                                  ---------       --------       -----------
BALANCE, DECEMBER 31, 2001                        $(402,749)       (50,821)        1,597,762
                                                  =========       ========       ===========

Net Income                                          161,319             --           161,319
Cash dividends on preferred stock                      (520)            --              (520)
Minimum pension liability                                --        (19,357)          (19,357)
Other comprehensive income - FX                          --            607               607
Other comprehensive income -FAS 133                      --        (14,086)          (14,086)
Transfer of foreign subsidiary to FMCAG               (896)           230            (2,925)
                                                  ---------       --------       -----------
BALANCE, DECEMBER 31, 2002                        $(242,846)       (83,427)        1,722,800
                                                  =========       ========       ===========

           See accompanying Notes to Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY

      Fresenius Medical Care Holdings, Inc., a New York corporation ("the Company") is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMCAG"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc. ("NMC"); Fresenius USA Marketing, Inc., Fresenius USA Manufacturing, Inc., and SRC Holding Company, Inc. ("SRC"), all Delaware corporations and Fresenius USA, Inc., a Massachusetts corporation.

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

BASIS OF PRESENTATION

      BASIS OF CONSOLIDATION

      The consolidated financial statements in this report at December 31, 2002, 2001 and 2000, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the consolidated results for all periods presented.

      NET INCOME PER SHARE

      Basic net income per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted net income per share includes the effect of all dilutive potential common shares that were outstanding during the year. The number of shares used to compute basic and diluted net income per share was 90,000 in all periods as there were no potential common shares and no adjustments to income available to common shareholders to be considered for purposes of the diluted net income per share calculation.

                                                                    TWELVE MONTHS ENDED
                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                            2002            2001           2000
                                                          ---------       --------       ---------
The weighted average number of shares of
  Common Stock were as follows .....................         90,000         90,000          90,000
                                                          =========       ========       =========

Net income (loss) used in the computation of net income per share is as follows:

                                                                    TWELVE MONTHS ENDED
                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                            2002            2001           2000
                                                          ---------       --------       ---------
NET INCOME BEFORE EXTRAORDINARY ITEM
Net income (loss) before extraordinary item ........      $ 171,099       $(79,256)      $ 105,250
Dividends paid on preferred stocks .................           (520)          (520)           (520)
                                                          ---------       --------       ---------
Income (loss) available to common shareholders .....      $ 170,579       $(79,776)      $ 104,730
                                                          =========       ========       =========
Basic and fully dilutive net income (loss) before
   extraordinary item per share ....................      $    1.89       $  (0.89)      $    1.16
                                                          =========       ========       =========

                                                                    TWELVE MONTHS ENDED
                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                            2002            2001           2000
                                                          ---------       --------       ---------
NET INCOME
Net income (loss) ..................................      $ 161,319       $(79,256)      $ 105,250
Dividends paid on preferred stocks .................           (520)          (520)           (520)
                                                          ---------       --------       ---------
Income (loss) available to common shareholders .....      $ 160,799       $(79,776)      $ 104,730
                                                          =========       ========       =========
Basic and fully dilutive net income (loss) per share      $    1.79       $  (0.89)      $    1.16
                                                          =========       ========       =========

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

      The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax losses of $19.5 million ($32.6 million pretax) for the twelve months ended December 31, 2002 and after tax losses of $40.0 million ($66.6 million pretax) for the twelve months ended December 31, 2001 were deferred in other comprehensive income. Interest payable and receivable under the swap terms are accrued and recorded as adjustments to interest expense at each reporting date.

      The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases and other obligations. After tax gains of $1.3 million ($2.2 million pretax) for the twelve months ended December 31, 2002 and after tax losses of $0.4 million ($0.6 million pretax) for the twelve months ended December 31, 2001 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

      The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. After tax losses of $0.6 million ($1.0 million pretax) for the twelve months ended December 31, 2002 and after tax gains of $6.8 million ($11.4 million pretax) for the twelve months ended December 31, 2001 were deferred in other comprehensive income. Ineffective amounts had no material impact on earnings for the twelve months ended December 31, 2002 and 2001.

      Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the consolidated balance sheets at fair value with changes in fair value recognized in earnings. Pre-tax (gains) losses recorded in the consolidated statements of operations for the twelve months ended December 31, 2002 and 2001 were ($13.7) million and $4.8 million, respectively.

      EVEREST ACQUISITION

      On January 8, 2001, FMCAG acquired Everest Healthcare Services
Corporation (now known as Everest Healthcare Holdings, Inc., "Everest") through a merger of Everest into a subsidiary of FMCAG at a purchase price of $365 million. Approximately $99 million of the purchase price was funded by the issuance of 2.25 million FMCAG preference shares to the Everest shareholders. The remaining purchase price was paid with cash of $266 million, including assumed debt. Everest owned, operated or managed approximately 70 clinic facilities providing therapy to approximately 6,800 patients in the United States. Everest also operated extracorporeal blood services and acute dialysis businesses that provide acute dialysis, apheresis and hemoperfusion services to approximately 100 hospitals. On August 22, 2001 FMCAG transferred its interests in Everest to the Company at its book value. There was no gain or loss recorded on this sale as it is a transfer between entities under common control. The consolidated operations and cash flows of the Company for the comparable periods in 2001 include the consolidated operations and cash flows of Everest retroactive to January 1, 2001.

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

      Net Revenues from machines sales for 2002, 2001 and 2000 include $30.5 million, $46.2 million and $54.5 million, respectively, of net revenues for machines sold to a third party leasing company which are utilized by the dialysis services division to provide services to our customers. The profits on these sales are deferred and amortized to earnings over the lease terms.

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

      The Company capitalizes interest on borrowed funds during construction periods. Interest capitalized during 2002, 2001 and 2000 was $4,143, $3,397, and $2,705 respectively.

      EXCESS OF COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued and the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Accordingly, the purchase method of accounting is used for all business combinations. Intangible assets acquired in a purchase method business combination are recognized and reported apart from goodwill, pursuant to the criteria specified by SFAS No. 141.

      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Upon adoption of SFAS No. 142, pursuant to SFAS No. 141, the Company evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and reclassified amounts allocated to assembled workforce to goodwill in order to conform with the new criteria in SFAS No. 141. Upon adoption of SFAS No. 142 the Company reassessed the useful lives and residual values of all intangible assets acquired with finite useful lives, and had no significant amortization period adjustments. The Company identified trade names and management contracts as other intangible assets with indefinite useful lives.

      Prior to the adoption of SFAS No. 142, goodwill was amortized over an estimated useful life of 40 years. As of January 1, 2002, in accordance with SFAS No. 142, goodwill and identifiable intangibles with indefinite lives are no longer amortized, but tested annually for impairment.

      To implement the provisions of SFAS No. 142 and to evaluate the recoverability of goodwill, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In the next step the Company compared the fair value of each reporting unit to the reporting unit's carrying amount. Fair value was determined using a discounted cash flow approach. In the event that the fair value of a reporting unit is less than its book value, a second step would be performed that compares the fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the fair value of the goodwill is less than the book value, the difference is recorded as an impairment charge.

      To evaluate the recoverability of other intangible assets with indefinite useful lives, the Company compares the fair values of intangible assets with their carrying value. The fair value of an intangible asset is determined using a discounted cash flow approach.

      In connection with its annual impairment tests the Company determined that there was no impairment of goodwill or other intangible assets. Accordingly, the Company did not record any impairment charges in 2002. For further information refer to Note 7.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted by the Company effective January 1, 2002. SFAS No. 144 modifies the existing guidance in SFAS No. 121 and APB Opinion No. 30. Goodwill is evaluated annually for impairment under SFAS No. 142. In accordance with SFAS No. 144, the Company reviews the carrying value of its long lived assets or asset groups to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying value of an asset to the future net cash flow directly associated with the asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the asset. The Company uses various valuation factors, including market prices and present value techniques to assess fair value.

      In accordance with SFAS No. 144, long lived assets to be disposed of by sale are reported at the lower of carrying value or fair value less cost to sell and depreciation is ceased. Long lived assets to be disposed of other than by sale are considered to be held and used until disposal.

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

      Gains and losses resulting from the translation of revenues and expenses and intercompany borrowings, which are not considered equity investments, are included in general and administrative expense. Translation gains (losses) amounted to $14,842, ($4,519) and $5,927 for the twelve months ended December 31, 2002, 2001, and 2000 respectively.

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

      LEGAL COSTS

      The Company accrues for loss contingencies when they are probable and can be reasonably estimated. Included in the Company's accrual is an estimate of the legal costs associated with the contingencies.

      COMPREHENSIVE INCOME

      Comprehensive income consists of net income (loss), foreign currency translation adjustments, minimum pension liability adjustments and changes in derivative instruments and is presented in the consolidated statements of comprehensive income.

      NEW PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Provisions of SFAS 142 related to acquisitions completed after July 1, 2001 were adopted effective as of July 1, 2001. The Company adopted all other provisions of SFAS 142 effective January 1, 2002. The effect on prior years income is described in Note 7 of the Consolidated Financial Statements.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses the reporting requirements for the retirement of tangible long-lived assets and asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 will not have a material impact on the Company's financial statements.

      In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less selling costs. SFAS 144 also broadens the reporting of discontinued operations and provides that discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 was adopted effective January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company's financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4 and requires the criteria under Opinion 30 to determine if losses from extinguishment of debt should be classified as extraordinary items. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback arrangements be accounted for in a similar manner as sale-leaseback transactions. The Company will adopt SFAS No. 145 as related to SFAS

No. 4 effective January 1, 2003. In the second quarter 2002, the Company reported an extraordinary loss of $9.8 million for the early redemption of borrowings from affiliates. This extraordinary loss will be reclassified and presented as a loss from operating earnings. The Company adopted the remaining provisions of SFAS 145 effective April 1, 2002.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 ("Fin 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability measured at fair value at the inception of a guarantee for obligations undertaken, including its obligation to stand ready to perform over the term of the guarantee. The initial recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. FIN 45 also clarifies and expends the disclosure requirements related to guarantees and product warranties. The Company adopted those disclosures on December 31, 2002. See Note 15, Financial Instruments - "Fair Value and Financial Instruments."

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods for a change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect the method used had on reported results. The Company adopted the annual disclosure requirement on December 31, 2002. See
Note 14, Equity - "Stock Options."

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation of variable interest entities by the primary beneficiary, when the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties and/ or the equity investor lacks certain essential characteristics of a controlling financial interest. FIN 46 requires existing variable interest entities to be consolidated if those entities do not effectively disburse risk among the parties involved. The interpretation becomes effective at various dates in 2003 and provides various transition rules. The adoption of FIN 46 has no material impact on the Company's financial statements.

      RECLASSIFICATION

      Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation.

NOTE 3. ACQUISITIONS

      The Company acquired certain health care facilities for a total consideration of $37,051, $388,403 and $115,601 for the twelve months ended December 31, 2002, 2001 and 2000, respectively. These acquisitions have been accounted for as purchase transactions and, accordingly, are included in the results of operations from the dates of acquisition. The excess of the total acquisition costs over the fair value of tangible net assets acquired was $36,267, $321,728 and $93,417 for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

      Had the acquisitions that occurred during the twelve months ended December 31, 2002 been consummated on January 1, 2001, unaudited proforma net revenues for the twelve months ended December 31, 2002 and 2001 would have been $3,774,907 and $3,770,445, respectively. Unaudited proforma net income would have been $162,238 ($1.80 net income per share) and $(77,606) ($0.87 net loss per share) for the twelve months ended December 31, 2002 and 2001, respectively.

      Had the acquisitions that occurred during the twelve months ended December 31, 2001 been consummated on January 1, 2000, unaudited proforma net revenues for the twelve months ended December 31, 2001 and 2000 would have been $3,614,291 and $3,358,910 respectively. Unaudited proforma net income (loss) would have been ($78,942) ($0.88 net loss per share) and $97,015 ($1.07 net income per share) for the twelve months ended December 31, 2001 and 2000, respectively.

NOTE 4. OTHER BALANCE SHEET ITEMS

                                                                       DECEMBER 31,
                                                               --------------------------
                                                                   2002            2001
                                                               ----------      ----------
INVENTORIES
  Raw materials                                                $   44,670      $   40,834
  Manufactured goods in process                                    11,127          11,053
  Manufactured and purchased inventory available for sale          70,127          84,789
                                                               ----------      ----------
                                                                  125,924         136,676
  Health care supplies                                             59,968          65,545
                                                               ----------      ----------
        Total                                                  $  185,892      $  202,221
                                                               ==========      ==========

Under the terms of certain purchase commitments, the Company is obligated to purchase raw materials and health care supplies of $170,824 of which $58,995 is committed at December 31, 2002 for fiscal year 2003. The terms of these agreements run 1 to 6 years.

OTHER CURRENT ASSETS
  Miscellaneous accounts receivable                            $   72,645      $   66,656
  Deposits and prepaid expenses                                    55,974          52,936
                                                               ----------      ----------
        Total                                                  $  128,619      $  119,592
                                                               ==========      ==========

GOODWILL AND OTHER INTANGIBLE ASSETS:
   Goodwill, less accumulated amortization of
     $459,687 and $459,687                                     $2,934,581      $2,889,174
                                                               ==========      ==========

OTHER INTANGIBLE ASSETS:
   Patient relationships, less accumulated
     amortization of $189,277 and $155,769                         47,169          77,721
   Tradename, less accumulated amortization
     of $31,376 and $31,376                                       210,135         209,454
   Management Contracts, less accumulated
     amortization of $21,908 and $21,908                          183,057         183,056
   Other intangible assets, less accumulated
     amortization of $57,355 and $50,406                           51,627          59,139
                                                               ----------      ----------
        Total Other Intangible Assets                          $  491,988      $  529,370
                                                               ==========      ==========

ACCRUED LIABILITIES
 Accrued salaries and wages                                    $   74,636      $   62,056
 Accounts receivable credit balances                               63,747          57,386
 Accrued insurance                                                 43,072          39,047
 Accrued operating expenses                                        21,416          22,638
 Accrued physician compensation                                    18,782          17,436
 Accrued interest                                                  18,993          16,492
 Accrued other                                                     21,242          16,323
                                                               ----------      ----------
        Total                                                  $  261,888      $  231,378
                                                               ==========      ==========

      Accounts receivable credit balances principally reflect overpayments from third party payors and are in the process of repayment.

NOTE 5. SALE OF ACCOUNTS RECEIVABLE

      The Company, has an asset securitization facility (the "Accounts Receivable Facility") whereby receivables of NMC and certain affiliates are sold to NMC Funding Corporation (the "Transferor"), a wholly-owned subsidiary of NMC, and subsequently the Transferor transfers and assigns percentage ownership interests in the receivables to certain bank investors. NMC Funding Corporation is not consolidated as it does not meet the control criteria of SFAS No. 140. The retained interest in accounts receivable is reflected on the face of the balance sheet net of uncollectable accounts to approximate fair value. The Company has a servicing obligation to act as collection agent on behalf of the Transferor. The maturity of the Accounts Receivable Facility has been extended to October 23, 2003.

      At December 31, 2002 and 2001, $445,249 and $442,000, respectively, had been received pursuant to such sales and are reflected as reductions to accounts receivable. The Transferor pays interest to the bank investors, calculated based on the commercial paper rates for the particular tranches selected. The effective interest rate was approximately 1.48% for $429,249 and 1.89% for $16,000 at year-end 2002. Under the terms of the agreement, new interests in accounts receivable are sold without recourse as collections reduce previously sold accounts receivables. The cost related to such sales are expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions.

NOTE 6. DEBT

      Long-term debt to outside parties consists of:

                                                             DECEMBER 31,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------
NMC Credit Facility                                   $616,900          $450,600
Other                                                    1,840                27
                                                      --------          --------
                                                       618,740           450,627
Less amounts classified as current                       1,840           150,027
                                                      --------          --------
                                                      $616,900          $300,600
                                                      ========          ========

      In September 1996, NMC entered into a credit agreement with a group of banks (collectively, the "Lenders"), pursuant to which the Lenders made available to NMC and certain specified subsidiaries and affiliates an aggregate of $2,000,000 through two credit facilities (collectively, the "NMC Credit Facility"). The NMC Credit Facility, as amended, includes: (i) a revolving credit facility of up to $1,000,000 for up to seven years (of which up to $250,000 is available for letters of credit, up to $450,000 is available for borrowings in certain non-U.S. currencies, up to $50,000 is available as swing lines in U.S. dollars and up to $20,000 is available as swing lines in certain non-U.S. currencies) ("Facility 1") and (ii) a term loan facility of $1,000,000 for up to seven years ("Facility 2"). Both the revolving credit facility and the term loan facility are scheduled to expire on September 30, 2003.

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

      In addition to scheduled quarterly principal payments under Facility 2, the NMC Credit Facility will be reduced by certain portions of the net cash proceeds from certain sales of assets, sales of accounts receivable and the issuance of subordinated debt and equity securities. All borrowings outstanding under Facility 1 are due and payable at September 30, 2003. Prepayments are permitted at any time without penalty, except in certain defined periods. The NMC Credit Agreement contains certain affirmative and negative covenants with respect to the Company, NMC and its subsidiaries, customary for this type of agreement. In December, 2001, a covenant was modified to reflect pending commercial payor litigation arising from this investigation. In February, 2002, an amendment was obtained to certain covenants that would have been affected by the special charge for potential liabilities and costs resulting from the W.R. Grace bankruptcy filing and for settlements and expenses related to commercial insurance litigation. At December 31, 2001, after receipt of the amendment, the Company was in compliance with all such covenants.

      In February 1998, $250,000 of Facility 2 was repaid, primarily using borrowings from affiliates. The voluntary prepayment reduced the available financing under the agreement to $1,750,000. The Company has made all of its scheduled principal payments, reducing the amount available under the NMC Credit Facility at the end of 2002 and 2001 to $1,277,500 and $1,427,500, respectively. At December 31, 2002 and 2001 the Company had available $381,000 and $697,000, respectively, of additional borrowing capacity under the NMC Credit Facility including $216,000 and $216,000 respectively, available for additional letters of credit. In addition, at December 31, 2002, FMCAG had outstanding debt under the credit facility of $245,000.

      On February 21, 2003, the Company entered into an amended and restated agreement, which revised the NMC Credit Facility (See Note 21, Subsequent Events, 2003 Senior Credit Facility). Accordingly, the amounts due under the NMC Credit Facility in 2003 have been classified as long term debt.

      Borrowings from affiliates consists of:

                                                                                       DECEMBER 31,
                                                                               --------------------------
                                                                                  2002            2001
                                                                               ----------      ----------
            Fresenius Medical Care AG borrowings primarily at interest
              rates approximating  2.22% and 2.85%, respectively ........      $  214,000      $  191,967
            RTC Holdings International, Inc. borrowings at interest rates
              approximating 2.70% .......................................          11,000              --
            Fresenius AG borrowing at interest rates approximating
              2.22% and 2.73%, respectively .............................           6,000          15,000
            Fresenius Medical Care Trust Finance S.a.r.l. borrowings at
              interest rates ranging between 8.25% and 8.43% ............         654,244       1,005,239
            Franconia Acquisition, LLC at interest rates approximating
              1.69% and 2.40%, respectively .............................          83,721          83,721
            Other .......................................................           1,122           1,102
                                                                               ----------      ----------
                                                                                  970,087       1,297,029
            Less amounts classified as current ..........................         315,394         291,360
                                                                               ----------      ----------
            Total .......................................................      $  654,693      $1,005,669
                                                                               ==========      ==========

      Scheduled maturities of long-term debt and borrowings from affiliates are as follows:

      2003                                                      $  317,234
      2004                                                          55,000
      2005                                                         105,000
      2006                                                         105,000
      2007                                                         351,900
      2008 and thereafter                                          654,693
                                                                ----------
      Total                                                     $1,588,827
                                                                ==========

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

      The table below shows net income as reported for the twelve months ended December 31, 2002, 2001, and 2000 and net income as adjusted for the twelve months ended December 31, 2002, 2001, and 2000 as if SFAS 142 has been adopted January 1, 2000. The adjusted amounts have been tax effected.

                                         TWELVE MONTHS ENDED
                                            DECEMBER 31,
                               -------------------------------------
($000)                           2002          2001           2000
                               --------      --------       --------
Net Income                     $161,319      $(79,256)      $105,250
Net Income Adjusted            $161,319      $ 13,022       $192,338

      Reconciliation of net income to adjusted net income and net income per share to adjusted net income per share.

                                                                  TWELVE MONTHS ENDED
                                                                      DECEMBER 31,
                                                    ----------------------------------------------
($000 EXCEPT FOR NET INCOME PER SHARE)                 2002             2001              2000
                                                    -----------      -----------       -----------
Reported Net Income                                 $   161,319      $   (79,256)      $   105,250
Addback:  Amortization                                       --           92,278            87,088
                                                    -----------      -----------       -----------
 Adjusted Net Income                                $   161,319      $    13,022       $   192,338
                                                    ===========      ===========       ===========

BASIC AND FULLY DILUTIVE NET INCOME PER SHARE:
Reported                                            $      1.79      $     (0.89)      $      1.16
Addback:  Amortization                                       --             1.03              0.97
                                                    -----------      -----------       -----------
 Adjusted net income per share                      $      1.79      $      0.14       $      2.13
                                                    ===========      ===========       ===========

      The total pre-tax amortization expense associated with goodwill and specific indefinite lived intangible assets recognized during the twelve months ended December 31, 2001 and 2000 totaled $106,834 and $101,828, respectively. The effective tax rate for the SFAS 142 adjustment of amortization was 13.6% for 2001 and 14.5% for 2000. The effective tax rate is less than the corporate statutory rate primarily due to permanent differences related to non-deductible goodwill.

      The gross carrying value and accumulated amortization of amortizable intangible assets is as follows:

                                    DECEMBER, 31 2002                     DECEMBER 31, 2001
                              ---------------------------          ---------------------------
                                GROSS                                GROSS
                              CARRYING         ACCUMULATED         CARRYING        ACCUMULATED
                                VALUE          AMORTIZATION          VALUE         AMORTIZATION
                              ---------        ------------        ---------       ------------
Patient Relationships         $ 236,446         $(189,277)         $ 233,490         $(155,769)

Other Intangibles             $ 108,982         $ (57,356)         $ 109,545         $ (50,406)

      The balance of goodwill at December 31, 2001 was $2,889,174. Goodwill acquired during the year was $45,407. The balance of goodwill at December 31, 2002 was $2,934,581.

      Amortization expense for amortizable intangible assets at December 31, 2002 was $41,965. Amortization expense is estimated to be $21,400 for 2003, $17,400 for 2004, $14,000 for 2005, and $10,700 for 2006.

NOTE 8. SPECIAL CHARGE FOR LEGAL MATTERS

      In the fourth quarter of 2001, the Company recorded a $258 million ($177 million after tax) special charge to address 1996 merger-related legal matters, estimated liabilities and legal expenses arising in connection with the Grace Chapter 11 Proceedings and the cost of resolving pending litigation and other disputes with certain commercial insurers (see Note 17).

      The Company accrued $172 million principally representing a provision for income taxes payable for the years prior to the 1996 merger for which the Company has been indemnified by W.R. Grace, but may ultimately be obligated to pay as a result of Grace's Chapter 11 Proceedings. In addition, that amount included the estimated costs of defending the Company in all litigation arising out of Grace's Chapter 11 Proceedings (see Note 17).

      The Company included $55 million in the special charge to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable relating to various insurance companies (see Note 17). The remaining amount of the special charge ($30 million) was accrued mainly for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters.

      At December 31, 2002, there is a remaining balance of $191 million for the accrual for the special charge for legal matters. The Company believes that these reserves are adequate for the settlement of all matters described above. During the year ended December 31, 2002, $33 million in charges were applied against the accrued special charge for legal matters.

NOTE 9. SPECIAL CHARGE FOR SETTLEMENT OF INVESTIGATION AND RELATED COSTS RECORDED IN 1999

      On January 18, 2000, the Company, NMC and certain affiliated companies executed definitive agreements (the "Settlement Agreements") with the United States Government (the "Government") to settle (i) matters concerning violations of federal laws and (ii) NMC's claims with respect to outstanding Medicare receivables for nutrition therapy (collectively, the "Settlement").

      In 2001, the Company remitted final payment of $85.9 million pursuant to the Settlement. In addition, the Company received final payment of $5.2 million in the first quarter of 2001 from the Government, related to the Company's claims for outstanding Medicare receivables.

NOTE 10. INCOME TAXES

      Income (loss) before income taxes are as follows:

                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                        2002               2001               2000
                                                     ---------          ---------          ---------
Domestic                                             $ 268,122          $ (61,655)         $ 201,305
Foreign                                                    601              2,022              2,266
                                                     ---------          ---------          ---------
     Total income (loss) before income taxes         $ 268,723          $ (59,633)         $ 203,571
                                                     =========          =========          =========

The provision (benefit) for income taxes are as follows:

                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                        2002               2001               2000
                                                     ---------          ---------          ---------
Current tax expense
  Federal                                            $  41,224          $  71,021          $   2,616
  State                                                 12,150             15,675             10,195
  Foreign                                                1,151              1,229                610
                                                     ---------          ---------          ---------
         Total current                                  54,525             87,925             13,421
Deferred tax expense (benefit)
  Federal                                               48,916            (53,396)            79,858
  State                                                  4,117            (15,077)             4,712
  Foreign                                                 (154)               171                330
                                                     ---------          ---------          ---------
         Total deferred tax expense (benefit)           52,879            (68,302)            84,900
                                                     ---------          ---------          ---------
         Total provision                             $ 107,404          $  19,623          $  98,321
                                                     =========          =========          =========

The total provision of $107,404 is net of the deferred tax benefit on the early redemption of borrowings from affiliates of $6,250.

Deferred tax liabilities (assets) are comprised of the following:

                                                           DECEMBER 31,
                                                ----------------------------
                                                   2002               2001
                                                ---------          ---------
Reserves and other accrued liabilities          $(110,772)         $(138,442)
Depreciation and amortization                     151,553            148,608
Special charge not currently deductible           (46,580)           (67,760)
Derivatives                                       (42,370)           (26,514)
Minimum additional pension liability              (12,905)                --
Other                                                 174                323
                                                ---------          ---------
   Net deferred tax asset                       $ (60,900)         $ (83,785)
                                                =========          =========

      The provision (benefit) for income taxes for the twelve months ended December 31, 2002, 2001, and 2000 differs from the amount of income taxes determined by applying the applicable statutory federal income tax rate to pretax earnings as a result of the following differences:

                                                   TWELVE MONTHS ENDED DECEMBER 31,
                                              ---------------------------------------
                                               2002            2001             2000
                                              ------          ------           ------
Statutory federal tax rate (benefit)            35.0%          (35.0%)           35.0%
State  income  taxes,  net of federal
tax benefit                                      4.0             0.7              4.7
Amortization of goodwill                          --            38.2             10.2
Special charge for legal matters                  --            31.6               --
Government Settlement                             --              --             (2.3)
Foreign losses and taxes                         0.3             0.7              0.6
Other                                            0.7            (3.3)             0.1
                                              ------          ------           ------
Effective tax rate                              40.0%           32.9%            48.3%
                                              ======          ======           ======

      The net increase (decrease) in the valuation allowance for deferred tax assets was $4,221, $1,097 and $(2,407) for the twelve months ended December 31, 2002, 2001, and 2000, respectively. It is the Company's expectation that it is more likely than not to generate future taxable income to utilize its net deferred tax asset. The changes for all three years relate to activities incurred by foreign subsidiaries.

      At December 31, 2002, there were approximately $18,764 of foreign net operating losses, the majority of which expire within seven years.

      Provision has not been made for additional federal, state, or foreign taxes on $5,595 of undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be reinvested. The earnings could be subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate or if the Company should sell its stock in the subsidiaries. The Company estimates that the distribution of these earnings would result in $2,238 of additional foreign withholding and federal income taxes.

      The Internal Revenue Service has proposed federal income tax deficiencies for the years 1997 and 1998. The Company is contesting these proposed deficiencies and believes that adequate provision has been made for any adjustment that may result from this tax examination.

NOTE 11. PROPERTIES AND EQUIPMENT

                                                           DECEMBER 31,
                                                  ----------------------------
                                                     2002               2001
                                                  ---------          ---------
Land and improvements                             $   5,423          $   5,211
Buildings                                            69,876             69,874
Capitalized lease property                              613                613
Leasehold improvements                              381,214            315,260
Equipment and furniture                             492,128            459,790
Construction in progress                             36,321             51,817
                                                  ---------          ---------
                                                    985,575            902,565

Accumulated depreciation and amortization          (454,494)          (381,945)
                                                  ---------          ---------
Properties and equipment, net                     $ 531,081          $ 520,620
                                                  =========          =========

      Depreciation expense relating to properties and equipment amounted to $97,785, $91,328 and $80,034 for the years ended December 31, 2002, 2001 and
2000, respectively.

      Included in properties and equipment as of December 31, 2002, and 2001 were $30,726 and $28,804, respectively, of peritoneal dialysis cycler machines which the Company leases to customers with end-stage renal disease on a month-to-month basis. Rental income for the peritoneal dialysis cycler machines was $11,614, $13,108, and $12,472 for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

      LEASES

      In June 2001, the Company entered into an amended operating lease arrangement with a bank that covers approximately $77,378 of equipment in its dialyzer manufacturing facility in Ogden, Utah. The agreement has a basic term expiration date of January 1, 2010, renewal options and a purchase option at the greater of 20% of the original cost or the fair market value.

      In September 2001, the Company entered into an additional operating lease agreement for the financing of approximately $15,798 of new equipment for the expansion of the Ogden, Utah manufacturing facility. The agreement has an expiration date of September 28, 2011 with a one year renewal option and an option to purchase at fair market value There is an early purchase option on October 2, 2006 for 70% of the original cost, and a second early purchase option at January 2, 2010 for the greater of fair market value or 40% of the original cost.

      In June 2002, the Company entered into an additional operating lease agreement for the financing of approximately $19,500 of new equipment for the expansion of the Ogden, Utah manufacturing facility. The agreement has an expiration date of September 28, 2011 with a one year renewal option and option to purchase at fair market value. There is an early purchase option on January 2, 2010 for the greater of fair market value or 30% of the original cost.

      In December 2002, the Company entered into an additional operating lease agreement for the financing of approximately $1,900 of new equipment for the expansion of the Ogden, Utah manufacturing facility. The agreement has an expiration date of September 28, 2011 with a three month renewal option. There is an early purchase option on January 2, 2010 for 34% of the original cost.

      In December 2002, the Company entered into an additional operating lease agreement for the financing of approximately $3,160 of new equipment for the expansion of the Reynosa Tamaulipas, Mexico manufacturing facility. The agreement has an expiration date of June 30, 2007 with a six month renewal option and a purchase option at the fair market value of the equipment not to exceed 12% of the original cost. There is an early purchase option on December 31, 2006 for 23% of the original cost.

      Future minimum payments under noncancelable leases (principally for clinics, offices and equipment) as of December 31, 2002 are as follows:

                                                          OPERATING
                                                            LEASES          CAPITAL LEASES        TOTAL
                                                        -------------       --------------     -----------
2003                                                    $     202,985       $         879      $   203,864
2004                                                          226,197                 422          226,619
2005                                                          168,509                 512          169,021
2006                                                          158,244                  --          158,244
2007                                                           87,223                  --           87,223
2008 and beyond                                               127,534                  --          127,534
                                                        -------------       -------------      -----------
Total minimum payments                                  $     970,692       $       1,813      $   972,505
                                                        =============                          ===========
Less interest and operating costs                                                     231
                                                                            -------------

Present value of minimum lease Payments ($463
payable in 2003).                                                           $       1,582
                                                                            =============

      Rental expense for operating leases was $220,234, $195,830 and $157,335 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of properties under capital leases amounted to $153, $180, and $369 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expenses. Options to purchase are also included in some lease agreements, particularly capital leases.

NOTE 12. MANDATORILY REDEEMABLE PREFERRED SECURITIES

      During 2001 and 2000, a wholly-owned subsidiary of the Company issued shares of various series of Preferred Stock ("Redeemable Preferred Securities") to NMC which were then transferred to FMCAG for proceeds totaling $392,037 in 2001 and $305,500 in 2000. No Redeemable Preferred Securities were issued during the twelve months ended December 31, 2002. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                                   DECEMBER 31,      DECEMBER 31,
MANDATORILY REDEEMABLE PREFERRED SECURITIES           2002               2001
                                                   ------------      ------------
  Series A Preferred Stock, 1,000 shares ..         $ 113,500         $ 113,500
  Series B Preferred Stock, 300 shares ....            34,000            34,000
  Series C Preferred Stock, 1,700 shares ..           192,000           192,000
  Series D Preferred Stock, 870 shares ....            97,500            97,500
  Series E Preferred Stock, 1,300 shares ..           147,500           147,500
  Series F Preferred Stock, 980 shares ....           113,037           113,037
                                                    ---------         ---------
                                                      697,537           697,537
  Mark to Market Adjustment ...............            73,672            (5,207)
                                                    ---------         ---------
  Total ...................................         $ 771,209         $ 692,330
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

      Redeemable Preferred Securities (Series A and C) originally due to be sold to the Company in 2002 for Euro 341,385 had their redemption dates extended until October and November 2003, respectively. The other Redeemable Preferred Securities will be sold back to the Company two years from their respective date of issuance for a total amount equal to Euros 160,388 (Series B and F) and US dollars $245,000 (Series D and E) plus any accrued and unpaid dividends. Dividends were recorded and classified as part of interest expense in the consolidated statement of operations in the amounts of $41,583 and $32,946 in the twelve month periods ended December 31, 2002 and 2001, respectively. In March and December 2002, cash dividend payments were made totaling $29,860 and $27,158, respectively. The Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

      The Company records mark to market adjustments based on fluctuations in currency rates and records the offset to accumulated comprehensive income.

      The holders of the Redeemable Preferred Securities have the same participation rights as the holders of all other classes of capital stock of the issuing subsidiary.

NOTE 13. PENSION AND OTHER POST RETIREMENT BENEFITS

      DEFINED BENEFIT PENSION PLANS

      Substantially all domestic employees are covered by NMC's non-contributory, defined benefit pension plan. Each year NMC contributes at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of publicly traded common stock, fixed income securities and cash equivalents.

      During the first quarter of 2002, the Company recorded a gain of approximately $12.6 million resulting from the curtailment of the Company's defined benefit and supplemental executive retirement plans. Under the curtailment amendment, no additional defined benefits for future services will be earned by substantially all employees eligible for the plan. The Company has retained all employee pension obligations as of the curtailment date for the fully-vested and frozen benefits for all employees.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                           TWELVE MONTHS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2002            2001            2000
                                                      ---------       ---------       ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $ 124,022       $ 105,441       $  87,737
Service Cost                                              2,820          11,050           9,987
Interest Cost                                             8,320           7,708           6,713
Actuarial (Gain)/Loss                                    19,646           2,871           3,752
Benefits Paid                                            (2,558)         (3,048)         (2,748)
Effect of Curtailment                                   (21,660)             --              --
                                                      ---------       ---------       ---------
Benefit obligation at end of year
                                                      $ 130,590       $ 124,022       $ 105,441
                                                      ---------       ---------       ---------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year           83,354          81,948          86,794
Actual return on plan assets                             (8,830)         (4,558)         (2,098)
Employer contribution                                     6,034           9,012              --
Benefits paid                                            (2,558)         (3,048)         (2,748)
                                                      ---------       ---------       ---------
Fair value of plan assets at end of year              $  78,000       $  83,354       $  81,948
                                                      ---------       ---------       ---------

FUNDED STATUS AND STATEMENT OF FINANCIAL POSITION
Funded Status                                           (52,590)        (40,668)        (23,493)
Unrecognized actuarial net (gain)/loss                   29,912           2,868         (14,367)
Unrecognized prior service cost                              --              (3)             (4)
                                                      ---------       ---------       ---------
Accrued benefit costs                                 $ (22,678)      $ (37,803)      $ (37,864)
                                                      ---------       ---------       ---------

Accumulated Benefit Obligation                        $(129,264)      $(101,590)      $ (81,948)
Fair value of plan assets at end of year                 78,000          83,354          81,948
                                                      ---------       ---------       ---------
Unfunded accrued benefit liability                      (51,264)        (18,236)             --
Accrued benefit costs                                    22,678          37,803          37,864
                                                      ---------       ---------       ---------
Additional minimum liability                          $ (28,586)      $       *       $       *
                                                      ---------       ---------       ---------

*No additional minimum liability is required since the unfunded accrued benefit liability is less than the accrued benefit costs.

AMOUNTS RECOGNIZED IN STATEMENT OF FINANCIAL
    POSITION CONSIST OF :
Accrued benefit costs                                 $ (22,678)      $ (37,803)      $ (37,864)
Accumulated other comprehensive income                  (28,586)             --              --
                                                      ---------       ---------       ---------
Net amount recognized                                 $ (51,264)      $ (37,803)      $ (37,864)
                                                      ---------       ---------       ---------

WEIGHTED - AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                              6.75%           7.50%           8.00%
Expected return of plan assets                             8.50            10.0            9.70
Rate of compensation increase                              4.50            4.50            4.50

COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost                                          $   2,820       $  11,050       $   9,987
Interest Cost                                             8,320           7,708           6,713
Expected return on plan assets                           (7,612)         (8,430)         (8,345)
Net Amortization                                             --          (1,377)         (2,430)
Effect of curtailment                                   (12,620)             --              --
                                                      ---------       ---------       ---------
Net periodic (benefit) costs                          $  (9,092)      $   8,951       $   5,925
                                                      ---------       ---------       ---------

      NMC's supplemental executive retirement plan provides certain key executives with benefits in excess of normal pension benefits. This plan was also curtailed during the first quarter 2002. The projected benefit obligation was $5,821 and $6,513 at December 31, 2002 and 2001, respectively. Pension expense for this plan, for the twelve months ended December 31, 2002, 2001 and 2000 was $529, $1,070 and $983, respectively. The Company recorded $1,565 to accumulated other comprehensive income to recognize the additional minimum liability for this plan related to the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension benefits at December 31, 2002. No additional minimum liability was recognized at December 31, 2001.

      NMC does not provide any postretirement benefits to its employees other than those provided under its pension plan and supplemental executive retirement plan.

      DEFINED CONTRIBUTION PLANS

      The Company's employees are eligible to join 401 (k) Savings Plan once they have achieved a minimum of 90 days of service and if they have more than 900 hours of service before their one year anniversary date. Under the provisions of the 401(k) plan, employees are allowed to contribute up to 16% of their salaries. The Company contributes 50% of their savings up to 6% of saved pay after one year. The Company's total contributions for the years ended December 31, 2002, 2001 and 2000 was $12,974, $10,647 and $8,786, respectively.

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

      The projected benefit obligation was $7,807 and $7,418 at December 31, 2002 and 2001, respectively. There was a pension benefit of $27 for this plan for the year ended December 31, 2002. There was no pension benefit or expense for 2001 or 2000. The Company recorded $2,110 to accumulated other comprehensive income to recognize the additional minimum liability for this plan related to the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension benefits at December 31, 2002. No additional minimum liability was recognized at December 31, 2001.

NOTE 14. EQUITY

PREFERRED STOCK

      At December 31, 2002 and 2001, the components of the Company's preferred stocks as presented in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity are as follows:

PREFERRED STOCKS, $100 PAR VALUE

- 6% Cumulative (1); 40,000 shares authorized; 36,460 outstanding                                 $3,646
- 8% Cumulative Class A (2); 50,000 shares authorized; 16,176 outstanding                          1,618
- 8% Noncumulative Class B (2); 40,000 shares authorized; 21,483 outstanding                       2,148
                                                                                                  ------
                                                                                                  $7,412

PREFERRED STOCKS, $.10 PAR VALUE

- Noncumulative Class D (3); 100,000,000 shares authorized; 89,062,316  outstanding                8,906
                                                                                                 -------
         Total Preferred:  See Note 21.  Subsequent Events, "Class D Preferred Stock".           $16,318
                                                                                                 =======

(1)   160 votes per share

(2)   16 votes per share

(3)   1/10 vote per share

      STOCK OPTIONS

      In 1996, FMCAG adopted a stock incentive plan (the "FMCAG Plan") under which the Company's key management and executive employees are eligible. Under the FMCAG Plan, eligible employees will have the right to acquire Preference Shares of FMCAG. Options granted under the FMCAG Plan will be evidenced by a non-transferable convertible bond and corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. The bonds mature in ten years and are generally fully convertible after three to five years. Each convertible bond, which is DM denominated, entitles the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value.

      During 1998, the FMCAG adopted a new stock incentive plan ("FMCAG 98 Plan") under which the Company's key management and executive employees are eligible. Under the FMCAG 98 Plan, eligible employees will have the right to acquire Preference Shares of FMCAG. Options granted under the FMCAG 98 Plan will be evidenced by a non-transferable convertible bond and a corresponding non-recourse loan to the employee, secured solely by the bond with which it was made. Each convertible bond, which is DM denominated, will entitle the holder thereof to convert the bond in Preference Shares equal to the face amount of the bond divided by the Preference Share's nominal value. Effective September 2001, no additional Grants or Options will be awarded under the FMCAG 98 Plan.

      On May 23, 2001, by resolution of the FMCAG shareholders at the annual general meeting, the FMCAG 98 Plan was replaced by a new plan (FMCAG International Plan). The management board was empowered to issue convertible bonds with a total value of $10,240 to the members of the management board and to other employees of the Company entitling a total subscription of up to 4 million non-voting Preference shares. The convertible bonds have a par value of $2.56 and are interest bearing at a rate of 5.5%. Purchase of the bonds is funded by a non-recourse loan secured by the bond with respect to which the loan was made. The Company has the right to offset its obligation on a convertible bond against the employee obligation on the related loan; therefore, the convertible bond obligations and employee loan receivables are not reflected in the Company's consolidated financial statements. The bonds mature in ten years and are generally fully convertible after three years. The bonds may be issued either as convertible bonds, which are subject to a stock price target or convertible bonds without a stock price target. In the case of convertible bonds which are subject to a stock price target the conversion right is exercisable only if the market price of the preference shares increased by 25% or more over the grant-date price subsequent to the day of grant for at least one day prior to exercise. Participants have the right to opt for convertible bonds with or without the stock price target. In order to create an incentive to select convertible bonds which depend on the stock price target, the number of convertible bonds awarded to those employees who select the bonds without a stock price target will be reduced by 15%.

      Each convertible bond entitles the holder thereof, upon payment of a conversion price to convert the bond into one Preference share. The conversion price of the convertible bonds which are not subject to the stock price target is determined by the average price of the Preference shares during the last 30 trading days prior to the date of grant. The conversion price of the convertible bonds subject to a stock price target is equal to 125% of the average price of the preference shares during the last 30 preceding days prior to the grant date.

      The Managing Board and Supervisory Board of FMCAG are authorized to issue up to 20% of the total number of convertible bonds each year up to May 22, 2006. The plan is valid until the last convertible bond issued under this plan is terminated or converted.

      The following table summarizes the preference shares available at December 31, 2002 under each of the plans.

                                                                                        FMCAG
                                          FMCAG PLAN          FMCAG 98 PLAN       INTERNATIONAL PLAN
                                          ----------          ---------------     ------------------
BALANCE AT DECEMBER 31, 1999                 280,999              1,455,855                   --
  Granted                                         --                653,325                   --
  Exercised                                       --               (303,123)                  --
  Canceled/Forfeited                         (75,833)               (13,203)                  --
                                          ----------             ----------           ----------

BALANCE AT DECEMBER 31, 2000                 205,166              1,792,854                   --
  Granted                                         --                183,007              414,264
  Exercised                                       --               (131,820)                  --
  Canceled/Forfeited                              --               (154,110)                  --
                                          ----------             ----------           ----------

BALANCE AT DECEMBER 31, 2001                 205,166              1,689,931              414,264
  Granted                                         --                     --                   --
  Exercised                                       --                 (9,797)                  --
  Canceled/Forfeited                         (45,000)               (64,931)             (16,850)
                                          ----------             ----------           ----------

BALANCE AT DECEMBER 31, 2002                 160,166              1,615,203              397,414
                                          ==========             ==========           ==========

EXERCISABLE AT DECEMBER 31, 2002              68,689              1,322,745                   --
                                          ==========             ==========           ==========

NOTE 15. FINANCIAL INSTRUMENTS

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

      FOREIGN CURRENCY CONTRACTS

      The Company uses foreign exchange contracts as a hedge against foreign exchange risks associated with the settlement of foreign currency denominated payables and firm commitments. At December 31, 2002 and 2001, the Company had outstanding foreign currency contracts for the purchase of Euros ("EUR") totaling $576,741 and $476,378, respectively, contracts for the purchase of 168,000 Mexican Pesos, and contracts for the sale of 14,200 Canadian Dollars. The contracts outstanding at December 31, 2002 include forward contracts for purchase of EUR at rates ranging from $0.8719 to $0.9676 per EUR, forward contracts for the purchase of Mexican Pesos at rates ranging from 10.295 to
11.101 per US$, and outright sale contracts for

Canadian Dollars at rates ranging from $0.6283 to $0.6539 per Canadian Dollar. All contracts are for periods between January 2003 and May 2004.

      The fair value of currency contracts are the estimated amounts that the Company would receive or pay to terminate the agreement at the reporting date, taking into account the current exchange rates and the current creditworthiness of the counterparties. At December 31, 2002 and 2001, the Company would have received (paid) approximately $84,821 and ($13,340), respectively, to terminate the contracts.

      INTEREST RATE AGREEMENTS

      At December 31, 2002 and 2001, the Company had interest rate swaps and option agreements outstanding with various commercial banks for notional amounts totaling $1,050,000. All of these agreements were entered into for other than trading purposes. During 2002, the Company extended $600,000 of interest rate swaps due to expire in 2003 until 2006 through 2009 with an average reduction in interest rate of 1.77%. There were no amounts paid or received for these extensions. The contracts mature at various dates between May 2004 and December 2009.

      For a notional amount of $1,050,000, the interest rate swaps effectively change the Company's interest rate exposure on its variable-rate loans under the NMC Credit Facility (drawn as of December 31, 2002: $616,900), draw downs under the receivables financing facility (drawn as of December 31, 2002: $445,000), to fixed rates of interest approximating 6.88%. Under the NMC Credit Facility, the Company agreed to maintain at least $500,000 of interest rate protection.

      The fair value of the interest rate swaps and options is the estimated amount that the Company would receive or pay to terminate the agreements. The fair value of these agreements at December 31, 2002 and December 31, 2001 would require the Company to pay approximately $99,200 and $66,600 respectively. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions significantly affect the estimates.

      CREDIT RISK

      The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. As of December 31, 2002, the Company's credit exposure was insignificant and limited to the fair value stated above; the Company believes the risk of incurring losses due to credit risk is remote.

      FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

      At December 31, 2002 and 2001, the carrying value of cash, cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, short-term borrowings and current liabilities approximated their fair values, based on the short-term maturities of these instruments. Mandatorily redeemable preferred securities with related parties are mark to market at each balance sheet date and reflect their fair value.

      The Company's long-term bank debt represents borrowings primarily from a syndicated bank credit facility. The long-term bank debt is valued at its carrying amount because the actual drawings under the facility carry interest on a variable basis which reflects actual money market conditions, plus specific margins which represent Company-related performance ratios as well as the entire set of terms and conditions including covenants as determined in the 2003
Senior Credit Agreement.

      In addition, the Company is a "Subsidiary Guarantor" along with its parent company, FMCAG, for the issuance of Trust Preferred Securities on the books of FMCAG at a carrying value of $1,145,281 and $1,428,768, at December 31, 2002 and 2001 respectively. FMCAG and Subsidiary Guarantors guarantee the Trust Preferred Securities through a series of undertakings. At December 31, 2002 the carrying value of the Trust Preferred Securities exceeded the fair value by $34,978. At December 31, 2001, the fair value of these Trust Preferred Securities exceeded the carrying value by $4,506. The fair value of these Trust Preferred Securities is based upon market quotes.

NOTE 16. RELATED PARTY TRANSACTIONS AND ALLOCATIONS

      SERVICES

      Related party transactions pertaining to services performed and products purchased/sold between affiliates are recorded as net accounts payable to affiliates on the balance sheet. At December 31, 2002 and 2001, the Company had net accounts payable of $28,897 and $39,934, respectively.

      BORROWINGS WITH AFFILIATES

      The Company has various outstanding borrowings with FMCAG and affiliates. The funds were used for general corporate purposes. The loans are due at various maturities. See Note 6 - "Debt, - Borrowings from Affiliates" for details and See Note 12 - "Mandatorily Redeemable Preferred Securities."

NOTE 17. COMMITMENTS AND CONTINGENCIES

COMMERCIAL LITIGATION

      The Company was formed as a result of a series of transactions pursuant to the Agreement and Plan of Reorganization (the "Merger") dated as of February 4, 1996 by and between W.R. Grace & Co. and Fresenius AG. At the time of the Merger, a W.R. Grace & Co. subsidiary known as W.R. Grace & Co.-Conn. had, and continues to have, significant potential liabilities arising out of product-liability related litigation, pre-Merger tax claims and other claims unrelated to NMC, which was Grace's dialysis business prior to the Merger. In connection with the Merger, W.R. Grace & Co.-Conn. agreed to indemnify the Company, and NMC against all liabilities of W.R. Grace & Co., whether relating to events occurring before or after the Merger, other than liabilities arising from or relating to NMC's operations. W.R. Grace & Co. and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Grace Chapter 11 Proceedings") on April 2, 2001.

      Pre-Merger tax claims or tax claims that would arise if events were to violate the tax-free nature of the Merger, could ultimately be the obligation of the Company. In particular, W. R. Grace & Co. has disclosed in its filings with the Securities and Exchange Commission that: its tax returns for the 1993 to 1996 tax years are under audit by the Internal Revenue Service (the "Service");
W. R. Grace & Co. has received the Service's examination report on tax periods 1993 to 1996; that during those years Grace deducted approximately $122,100 in interest attributable to corporate owned life insurance ("COLI") policy loans; that W.R. Grace & Co. has paid $21,200 of tax and interest related to COLI deductions taken in tax years prior to 1993; that a U.S. District Court ruling has denied interest deductions of a taxpayer in a similar situation and that W.R. Grace & Co. is seeking a settlement of the Service's claims. Subject to certain representations made by W.R. Grace & Co., the Company and Fresenius AG, W.R. Grace & Co. and certain of its affiliates agreed to indemnify the Company against this and other pre-Merger and Merger related tax liabilities.

      Prior to and after the commencement of the Grace Chapter 11 Proceedings, class action complaints were filed against W.R. Grace & Co. and the Company by plaintiffs claiming to be creditors of W.R. Grace & Co.- Conn., and by the asbestos creditors' committees on behalf of the W.R. Grace & Co. bankruptcy estate in the Grace Chapter 11 Proceedings, alleging among other things that the Merger was a fraudulent conveyance, violated the uniform fraudulent transfer act and constituted a conspiracy. All such cases have been stayed and transferred to or are pending before the U.S. District Court as part of the Grace Chapter 11 Proceedings.

      On February 6, 2003, the Company reached a definitive agreement with the asbestos creditors' committees on behalf of the W.R. Grace and Co. bankruptcy estate in the matters pending in the Grace Chapter 11 Proceedings (the "Settlement Agreement") for the settlement of all fraudulent conveyance claims against it and other claims related to the Company that arise out of the bankruptcy of W.R. Grace & Co. Under the terms of the Settlement Agreement, fraudulent conveyance and other claims raised on behalf of asbestos claimants will be dismissed with prejudice and the Company will receive protection against existing and potential future W.R. Grace & Co. related claims, including fraudulent conveyance and asbestos claims, and indemnification against income tax claims related to the non-NMC members of the W.R. Grace & Co. consolidated tax group upon confirmation of a W.R. Grace & Co. bankruptcy reorganization plan that contains such provision. Under the Settlement Agreement, the Company will pay a total of $115,000 to the W.R. Grace & Co. bankruptcy estate, or as otherwise directed by the Court, upon plan confirmation. No admission of liability has been or will be made. The Settlement Agreement is subject to the approval of the U.S. District Court. The foregoing summary of the material terms of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement. The Settlement Agreement has been filed as an exhibit to the Company's annual report for 2002 to the Securities and Exchange Commission.

      Subsequent to the Merger, W.R. Grace & Co. was involved in a multi-step transaction involving Sealed Air Corporation (formerly known as Grace Holding, Inc.). The Company is engaged in litigation with Sealed Air Corporation ("Sealed Air") to confirm the Company's entitlement to indemnification from Sealed Air for all losses and expenses incurred by the Company relating to pre-Merger tax liabilities and Merger-related claims. Under the Settlement Agreement, upon confirmation of a plan that satisfies the conditions to the Company's payment obligation, this litigation will be dismissed with prejudice.

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

      The Company, like other health care providers, conducts its operations under intense government regulation and scrutiny. The Company must comply with regulations which relate to or govern the safety and efficacy of medical products and supplies, the operation of manufacturing facilities, laboratories and dialysis clinics, and environmental and occupational health and safety. The Company must also comply with the Anti-Kickback Statute, the False Claims Act, the Stark Statute, and other federal and state fraud and abuse laws. Applicable laws or regulations may be amended, or enforcement agencies or courts may make interpretations that differ from the Company's or the manner in which the Company conduct its business. Enforcement has become a high priority for the federal government and some states. In addition, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs to commence "whistle blower" actions. By virtue of this regulatory environment, as well as our corporate integrity agreement with the government, the Company expects that its business activities and practices will continue to be subject to extensive review by regulatory authorities and private parties, and expects continuing inquiries, claims and litigation relating to its compliance with applicable laws and regulations. The Company may not always be aware that an inquiry or action has begun, particularly in the case of "whistle blower" actions, which are initially filed under court seal.

      The Company operates large number facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the Anti-Kickback Statute, the Stark Statute and False Claims Act, among other laws.

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

      ACCRUED SPECIAL CHARGE FOR LEGAL MATTERS

      At December 31, 2001, the Company recorded a pre-tax special charge of $258,000 to reflect anticipated expenses associated with the continued defense and resolution of pre-Merger tax claims, Merger-related claims, and commercial insurer claims. The costs associated with the Settlement Agreement will be charged against this accrual. While the Company believes that its remaining accruals reasonably estimate the Company's currently anticipated costs related to the continued defense and resolution of the remaining matters, no assurances can be given that the actual costs incurred by the Company will not exceed the amount of these accruals.

NOTE 18. SIGNIFICANT RELATIONS

      For the periods presented, approximately 66% of the Company's health care services net revenues are paid by and subject to regulations under governmental programs, primarily Medicare and Medicaid. The Company maintains reserves for losses related to these programs, including uncollectible accounts receivable, and such losses have been within management's expectations.

      Revenues from EPO accounted for approximately 27% of the Dialysis Services net revenues for the twelve months ended December 31, 2002 and materially contribute to Dialysis Services operating earnings. EPO is produced by a single source manufacturer, Amgen, Inc., and any interruption of supply could materially adversely affect the Company's business and results of operations.

NOTE 19. INDUSTRY SEGMENTS AND INFORMATION ABOUT FOREIGN OPERATIONS

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

      The table below provides information for the years ended December 31, 2002, 2001 and 2000 pertaining to the Company's operations by geographic area.

                                                               UNITED STATES       ASIA/PACIFIC          TOTAL
                                                               -------------       ------------       ----------
NET REVENUES FOR TWELVE MONTHS ENDED
         2002                                                   $3,749,495          $      516        $3,750,011
         2001                                                    3,605,350               4,201         3,609,551
         2000                                                    3,085,320               3,855         3,089,175

OPERATING EARNINGS FOR TWELVE MONTHS ENDED
         2002                                                   $  552,921           $     744       $   553,665
         2001                                                      559,319                 631           559,950
         2000                                                      520,790                  30           520,820
TOTAL ASSETS AT DECEMBER 31,
         2002                                                    3,288,919               4,551         3,293,470
         2001                                                    3,287,097               9,420         3,296,517
         2000                                                    2,810,514              10,394         2,820,908

      The table below provides information for the years ended December 31, 2002, 2001 and 2000 pertaining to the Company's two industry segments.

                                                                                                   LESS
                                                                 DIALYSIS        DIALYSIS      INTERSEGMENT
                                                                 SERVICES        PRODUCTS          SALES          TOTAL
                                                                ----------       --------      ------------     ----------
NET REVENUES FOR TWELVE MONTHS ENDED
         2002                                                   $3,311,001       $762,999         $323,989      $3,750,011
         2001                                                    3,149,223        755,103          294,775       3,609,551
         2000                                                    2,624,520        716,757          252,102       3,089,175
OPERATING EARNINGS FOR TWELVE MONTHS ENDED
         2002                                                      410,202        143,463               --         553,665
         2001                                                      422,030        137,920               --         559,950
         2000                                                      402,887        117,933               --         520,820

ASSETS AT DECEMBER 31
         2002                                                    2,657,692        635,778               --       3,293,470
         2001                                                    2,650,561        645,956               --       3,296,517
         2000                                                    2,176,055        644,853               --       2,820,908

CAPITAL EXPENDITURES FOR TWELVE MONTHS ENDED
         2002                                                       90,721         14,000               --         104,721
         2001                                                       85,465         37,749               --         123,214
         2000                                                       72,421         28,775               --         101,196

DEPRECIATION AND AMORTIZATION OF PROPERTIES AND
EQUIPMENT FOR TWELVE MONTHS ENDED
         2002                                                      105,243         17,289               --         122,532
         2001                                                      146,986         24,196               --         171,182
         2000                                                      120,985         23,749               --         144,734

      The table below provides the reconciliations of reportable segment operating earnings, assets, capital expenditures, and depreciation and amortization to the Company's consolidated totals.

                                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                                                     ---------------------------------------------
SEGMENT RECONCILIATION                                                   2002             2001             2000
                                                                     -----------      -----------      -----------
INCOME  (LOSS) BEFORE INCOME TAXES:
     Total operating earnings for reportable segments                $   553,665      $   559,950      $   520,820
     Corporate G&A (including foreign exchange)                          (49,072)        (129,482)         (95,860)
     Research and development expense                                     (9,222)          (5,462)          (4,127)
     Net interest expense                                               (210,348)        (226,480)        (187,315)
     Interest expense on settlement of investigation, net                     --               --          (29,947)
     Special charge for legal matters                                         --         (258,159)              --
                                                                     -----------      -----------      -----------
     Income (Loss) before income taxes and extraordinary item        $   285,023      $   (59,633)     $   203,571
                                                                     ===========      ===========      ===========

ASSETS:
     Total assets for reportable segments                            $ 3,293,470      $ 3,296,517      $ 2,820,908
     Intangible assets not allocated to segments                       1,876,780        1,888,873        1,934,643
     Accounts receivable facility                                       (445,249)        (442,000)        (445,300)
     IDPN accounts receivable                                                 --               --            5,189
     Corporate assets and other                                          285,343          259,576          237,918
                                                                     -----------      -----------      -----------
     Total Assets                                                    $ 5,010,344      $ 5,002,966      $ 4,553,358
                                                                     ===========      ===========      ===========

CAPITAL EXPENDITURES
     Total capital expenditures for reportable segments              $   104,721      $   123,214      $   101,196
     Corporate capital expenditures                                          489            1,407            3,003
                                                                     -----------      -----------      -----------
     Total Capital Expenditures                                      $   105,210      $   124,621      $   104,199
                                                                     ===========      ===========      ===========

DEPRECIATION AND AMORTIZATION:
     Total depreciation and amortization for reportable segments     $   122,532      $   171,182      $   144,734
     Corporate depreciation and amortization                              17,218           75,637           78,136
                                                                     -----------      -----------      -----------
     Total Depreciation and Amortization                             $   139,750      $   246,819      $   222,870
                                                                     ===========      ===========      ===========

NOTE 20. QUARTERLY SUMMARY (UNAUDITED)

                                                         1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                                         -----------     -----------     -----------     -----------
2002
Net revenues                                             $   893,904     $   930,400     $   948,645     $   977,062

Cost of health care services and medical supplies            636,778         656,764         671,953         684,464
Operating expenses                                           134,944         144,312         164,354         161,071

Interest expense, net                                         55,023          55,818          50,543          48,964
                                                         -----------     -----------     -----------     -----------
   Total expenses                                            826,745         856,894         886,850         894,499
                                                         -----------     -----------     -----------     -----------

Income before income taxes and extraordinary item             67,159          73,506          61,795          82,563

Provision for income taxes                                    26,701          29,032          25,387          32,804
                                                         -----------     -----------     -----------     -----------

Net Income before extraordinary item                          40,458          44,474          36,408          49,759
Extraordinary loss on early redemption of borrowings
  net of tax benefit $6,520                                       --           9,780              --              --
                                                         ===========     ===========     ===========     ===========

Net income                                               $    40,458     $    34,694     $    36,408     $    49,759
                                                         ===========     ===========     ===========     ===========

Basic and fully dilutive net income
  before extraordinary item per share                    $      0.45     $      0.49     $      0.40     $      0.55
                                                         -----------     -----------     -----------     -----------
Basic and fully dilutive net income per share            $      0.45     $      0.39     $      0.40     $      0.55
                                                         -----------     -----------     -----------     -----------

                                                         1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                                         -----------     -----------     -----------     -----------
2001
Net revenues                                             $   868,276     $   903,791     $   916,508     $   920,976

Cost of health care services and medical supplies            602,266         619,588         633,530         655,471
Operating expenses                                           167,575         167,930         162,356         175,829

Interest expense, net                                         55,478          55,149          59,457          56,396
Special Charge for legal matters                                  --              --              --         258,159
                                                         -----------     -----------     -----------     -----------
   Total expenses                                            825,319         842,667         855,343       1,145,855
                                                         -----------     -----------     -----------     -----------
Income (loss)  before income taxes                            42,957          61,124          61,165        (224,879)
Provision (benefit) for income taxes                          20,510          29,650          29,219         (59,756)
                                                         -----------     -----------     -----------     -----------
Net income (loss)                                        $    22,447     $    31,474     $    31,946     $  (165,123)
                                                         ===========     ===========     ===========     ===========
Basic and fully dilutive net income (loss)per share      $      0.25     $      0.35     $      0.35     $     (1.84)
                                                         -----------     -----------     -----------     -----------

The first and second quarter of 2001 have been restated to include the results of operations of Everest. See Note 2 - "Summary of Significant Accounting Policies - Everest Acquisition."

NOTE 21. SUBSEQUENT EVENTS

2003 SENIOR CREDIT AGREEMENT

      On February 21, 2003, the Company entered into an amended and restated credit agreement (hereafter "2003 Senior Credit Agreement") with Bank of America N.A, Credit Suisse First Boston, Dresdner Bank AG New York, JPMorgan Chase Bank, The Bank of Nova Scotia and certain other lenders (collectively, the "Lenders"), pursuant to which the Lenders have made available to the Company and certain subsidiaries and affiliates an aggregate of up to $1,500,000 through three credit facilities:

- a revolving credit facility of up to $500,000 (of which up to $250,000 is available for letters of credit, up to $300,000 is available for borrowings in certain non-U.S. currencies, up to $75,000 is available as swing lines in U.S. dollars, up to $250,000 is available as a competitive loan facility and up to $50,000 is available as swing lines in certain non-U.S. currencies, the total of which cannot exceed $500,000) which will be due and payable on October 31, 2007.

- a term loan facility ("Loan A") of $500,000, also scheduled to expire on October 31, 2007. The terms of the 2003 Senior Credit Agreement require payments that permanently reduce the term loan facility. The repayment begins in the third quarter of 2004 and amounts to $25,000 per quarter. The remaining amount outstanding is due on October 31, 2007.

- a term loan facility ("Loan B") of $500,000, scheduled to expire February 21, 2010 with a repayment provision that if the Trust Preferred Securities due February 1, 2008 are not repaid, refinanced or have their maturity extended, repayment will be due on October 31, 2007. The terms of the Loan B require repayments of 0.25% per quarter beginning with the second quarter of 2003.

      Loans under the 2003 Senior Credit Agreement bear interest at a base rate determined in accordance with the agreement. For the revolving credit facility and Loan A, interest will be at a rate equal to LIBOR plus an applicable margin, or an alternate base rate, defined as the higher of the Bank of America prime rate or the Federal Funds rate plus the applicable margin. The applicable margin is variable and depends on the ratio of EBITDA and funded debt as defined in the credit agreement. The interest rate for Loan B is LIBOR plus a percentage in accordance with the agreement. Fees are also payable at a percentage per annum on the portion of the 2003 Senior Credit Agreement not used.

      In addition to scheduled principal payments, the 2003 Senior Credit Agreement will be reduced by portions of the net cash proceeds from certain sales of assets, securitization transactions and the issuance of subordinated debt and equity securities.

      The 2003 Senior Credit Agreement contains affirmative and negative covenants with respect to the Company and its subsidiaries and other payment restrictions substantially similar to the previous 1996 Senior Credit Agreement. Some of the limitations imposed by the covenant are the indebtedness of the Company, investments by the Company, and require the Company to maintain certain ratios defined in the agreement.

CLASS D PREFERRED STOCK

      On February 4, 2003, the Company announced it was exercising its right to redeem all of its outstanding shares of the Class D Preferred Stock ("Class D Shares"). The Class D Shares were issued to the common shareholders of W.R. Grace & Co. in connection with the 1996 reorganization involving W. R. Grace and Fresenius Medical Care.

      Class D Shares that have been properly transferred to, and received by, the redemption agent will be redeemed commencing on March 28, 2003 at a redemption price of $0.10 per share. FMCH intends to redeem the 89 million outstanding Class D Shares at a total cash outflow of approximately $8,900. This transaction will have no earnings impact for the Company. After March 28, 2003 the Class D Shares will cease to be deemed issued and outstanding shares of the Company's capital stock and will be restored to the status of authorized but unissued shares of preferred stock.

To the Shareholders
Fresenius Medical Care Holdings, Inc.

      Under the date of January 31, 2003, we reported on the consolidated balance sheets of Fresenius Medical Care Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2002 as included in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                     KPMG LLP

January 31, 2003
Boston, MA

                                                                     SCHEDULE II

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                                            ADDITIONS (DEDUCTIONS)
                                                                        ----------------------------
                                                                           CHARGED
                                                    BALANCE AT          (CREDITED) TO
                                                   BEGINNING OF           COSTS AND                      BALANCE AT
                                                       YEAR                EXPENSES        OTHER NET    END OF PERIOD
                                                   ------------         --------------     ---------    -------------
   DESCRIPTION
   Valuation and qualifying accounts deducted
   from assets:

   Allowances for notes and accounts receivable      $103,859               98,632          (80,871)       $121,620

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                                            ADDITIONS (DEDUCTIONS)
                                                                        ----------------------------
                                                                           CHARGED
                                                    BALANCE AT          (CREDITED) TO
                                                   BEGINNING OF           COSTS AND                      BALANCE AT
                                                       YEAR                EXPENSES        OTHER NET    END OF PERIOD
                                                   ------------         --------------     ---------    -------------
   DESCRIPTION
   Valuation and qualifying accounts deducted
   from assets:

   Allowances for notes and accounts receivable      $ 80,466               85,448          (62,055)       $103,859

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                                            ADDITIONS (DEDUCTIONS)
                                                                        ----------------------------
                                                                           CHARGED
                                                    BALANCE AT          (CREDITED) TO
                                                   BEGINNING OF           COSTS AND                      BALANCE AT
                                                       YEAR                EXPENSES        OTHER NET    END OF PERIOD
                                                   ------------         --------------     ---------    -------------
   DESCRIPTION

   Valuation and qualifying accounts deducted from assets:

   Allowances for notes and accounts receivable      $ 63,012               62,949          (45,495)       $ 80,466

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
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

Exhibit 4.16    Amendment No. 14 dated as of February 22, 2002 to the Credit
                Agreement dated as of September 27, 1996 among National Medical
                Care, Inc. and Certain Subsidiaries and Affiliates, as
                Borrowers, Certain Subsidiaries and Affiliates Guarantors, the
                Lenders named therein, Bank of America, N.A. (formerly known as NationsBank, N. A.), as paying agent and The Bank of Nova
                Scotia, The Chase Manhattan Bank, Dresdner Bank A.G. and Bank of
                America, N. A. (formerly known as NationsBank, N. A. ), as
                Managing Agent (incorporated herein by reference to the Form
                10-Q of Registrant filed with Commission on November 14, 2002).

Exhibit 4.17    Amendment No. 15 dated as of December 5, 2002 to the Credit
                Agreement, by and among National Medical Care, Inc. and Certain
                Subsidiaries and Affiliates party to the Credit Agreement, and identified therein, and Bank of America, N. A. (formerly known as NationsBank, N. A.), as paying Agent for and on behalf of the Lenders (filed herewith).

Exhibit 4.18    Fresenius Medical Care AG 1996 Stock Incentive Plan
                (incorporated herein by reference to the FMC AG's Registrant
                Statement on Form S-8 dated October 1, 1996).

Exhibit 4.19 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14,
                1998).

Exhibit 4.20    Fresenius Medical Care AG 2001 International Stock Incentive
                Plan (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG filed August 2, 2001
                (Registration No. 333-66558)).

Exhibit 4.21 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust
                Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008
                (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.22 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State
                Street Bank and Trust Company as Trustee and Fresenius Medical
                Care Holdings, Inc., and Fresenius Medical Care AG, as
                Guarantors with respect to the issuance of 7 3/8% Senior

                Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23,
                1998).

Exhibit 4.23    Senior Subordinated Indenture dated as of June 6, 2001 among
                Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg
                - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical
                Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011
                (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG dated August 2, 2001
                (Registration No. 333-66558)).

Exhibit 4.24    Senior Subordinated Indenture dated as of June 15, 2001 among
                Fresenius Medical Care AG, FMC Trust Finance S.a.r.l. Luxemborg
                - III, Fresenius Medical Care Holdings, Inc., Fresenius Medical
                Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated Notes due 2011
                (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG dated August 2, 2001
                (Registration No. 333-66558)).

Exhibit 10.1*   Product Purchase Agreement effective January 1, 2002 between
                Amgen USA, Inc. and National Medical Care, Inc. (incorporated by reference to the Form 10-Q of the Registrant filed with the Commission on May 15, 2002).

Exhibit 10.2    Receivables Purchase Agreement dated August 28, 1997 between
                National Medical Care, Inc. and NMC Funding Corporation
                (incorporated herein by reference to the Form 10-Q of the Registrant filed with the Commission on November 14, 1997).

Exhibit 10.3    Amendment dated as of September 28, 1998 to the Receivables
                Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical Care,
                Inc., as Seller (incorporated herein by reference to the Form
                10-Q of Registrant filed with Commission on November 12, 1998).

Exhibit 10.4 Second Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding
                Corporation, National Medical Care, Inc., Enterprise Funding
                Corporation, Compass US Acquisition, LLC, Giro Multifunding
                Corporation, the Bank Investors listed therein, WestLB AG, New
                York Branch (formerly known as Westdeutsche Landesbank
                Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14, 2002).

Exhibit 10.5    Amendment No.1 dated as of October 22, 2002 to the Second
                Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation, National
                Medical Care, Inc., Enterprise Funding Corporation, Compass US
                Acquisition, LLC, Giro Multifunding Corporation, the Bank
                Investors listed therein, WestLB AG, New York Branch (formerly known as Westdeutsche Landesbank Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 14,
                2002).

Exhibit 10.6    Amendment No.2 dated as of November 8, 2002 to the Second
                Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation, National
                Medical Care, Inc., Enterprise Funding Corporation, Compass US
                Acquisition, LLC, Giro Multifunding Corporation, Asset One
                Securitization, LLC, the Bank Investors listed therein, WestLB
                AG, New York Branch (formerly known as Westdeutsche Landesbank
                Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent, filed herewith).

Exhibit 10.7    Amendment No.3 dated as of December 18, 2002 to the Second
                Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation, National
                Medical Care, Inc., Enterprise Funding Corporation, Compass US
                Acquisition, LLC, Giro Multifunding Corporation, Asset One
                Securitization, LLC, the Bank Investors listed therein, WestLB
                AG, New York Branch (formerly known as Westdeutsche Landesbank
                Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent, filed herewith).

Exhibit 10.8    Employment Agreement dated January 1, 1992 by and between Ben J.
                Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA, Inc., for the year ended December 31, 1992).

Exhibit 10.9    Modification to FUSA Employment Agreement effective as of
                January 1, 1998 by and between Ben J. Lipps and Fresenius
                Medical Care AG (incorporated herein by reference to the Form
                10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 10.10   Employment Agreement dated March 15, 2000 by and between Jerry
                A. Schneider and National Medical Care, Inc (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.11   Employment Agreement dated March 15, 2000 by and between Ronald
                J. Kuerbitz and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.12   Employment Agreement dated March 15, 2000 by and between J.
                Michael Lazarus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 12, 2000).

Exhibit 10.13   Employment Agreement dated March 15, 2000 by and between Robert
                "Rice" M. Powell, Jr. and National Medical Care, Inc.
                (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on April 2, 2001).

Exhibit 10.14   Employment Agreement dated July 1, 2002 by and between John F.
                Markus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on August 14, 2002).

Exhibit 10.15   Employment Agreement dated October 15, 2002 by and between Mats
                Wahlstrom and National Medical Care, Inc. (filed herewith).

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

Exhibit 10.18 Settlement Agreement dated as of February 6, 2003 by and among the Company, National Medical Care, Inc., the Official Committee of Asbestos Personal Injury Claimants, and the Official
                Committee of Asbestos Property Damage Claimants of W.R. Grace &
                Co. (filed herewith).

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