Form 10-Q
period 2003-03-31
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2003-05-15
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________ TO __________________

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

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Act). Yes | | No |X|

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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

       ITEM 1: FINANCIAL STATEMENTS                                             PAGE
               Unaudited Consolidated Statements of Earnings ..............       4
               Unaudited Consolidated Statements of Comprehensive Income ..       5
               Unaudited Consolidated Balance Sheets ......................       6
               Unaudited Consolidated Statements of Cash Flows ............       7
               Notes to Unaudited Consolidated Financial Statements .......       9

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................      20

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK ................................................      24

       ITEM 4: CONTROLS AND PROCEDURES ....................................      24

PART II: OTHER INFORMATION

       ITEM 1: Legal Proceedings ..........................................      25
       ITEM 6: Exhibits and Reports on Form 8-K ...........................      28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 UNAUDITED, CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2003          2002
                                                                                --------      --------
      NET REVENUES
           Health care services ..........................................      $823,760      $784,022
           Medical supplies ..............................................       106,041       109,882
                                                                                --------      --------
                                                                                 929,801       893,904
                                                                                --------      --------

      EXPENSES
           Cost of health care services ..................................       586,244       563,655
           Cost of medical supplies ......................................        73,549        73,123
           General and administrative expenses ...........................        87,487        76,171
           Provision for doubtful accounts ...............................        22,617        21,340
           Depreciation and amortization .................................        31,438        35,435
           Research and development ......................................         2,145         1,998
           Interest expense, net, and related financing costs including
             $24,890 and  $33,679, of interest with affiliates ...........        51,310        55,023
                                                                                --------      --------
                                                                                 854,790       826,745
                                                                                --------      --------

      INCOME BEFORE  INCOME TAXES ........................................        75,011        67,159
      PROVISION FOR INCOME TAXES .........................................        29,702        26,701
                                                                                --------      --------

      NET INCOME .........................................................      $ 45,309      $ 40,458
                                                                                ========      ========

      Basic and fully dilutive net income per share ......................      $   0.50      $   0.45

     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2003           2002
                                                              --------       --------
      NET INCOME .......................................      $ 45,309       $ 40,458

      Other comprehensive income
          Foreign currency translation adjustments .....         1,342           (432)
          Derivative instruments net of deferred tax
            (benefit) expense of $(165) and $3,813 .....        (1,995)         5,910
                                                              --------       --------
          Total other comprehensive income (loss) ......          (653)         5,478
                                                              --------       --------
      COMPREHENSIVE INCOME .............................      $ 44,656       $ 45,936
                                                              ========       ========

     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                     UNAUDITED, CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     2003                 2002
                                                                                  -----------         ------------
      ASSETS

       Current Assets:
           Cash and cash equivalents .....................................        $    38,163         $    30,013
           Accounts receivable, less allowances of $126,122 and
              $121,620 ...................................................            498,046             387,222
           Inventories ...................................................            187,491             185,892
           Deferred income taxes .........................................            152,836             157,353
           Other current assets ..........................................            136,340             128,619
                                                                                  -----------         -----------
                Total Current Assets .....................................          1,012,876             889,099
                                                                                  -----------         -----------

       Properties and equipment, net .....................................            532,831             531,081
                                                                                  -----------         -----------

      Other Assets:
           Goodwill ......................................................          2,932,465           2,934,581
           Other intangible assets, net of accumulated amortization of
               $305,007 and $299,917 .....................................            508,201             491,988
           Other assets and deferred charges .............................            188,853             163,595
                                                                                  -----------         -----------
                Total Other Assets .......................................          3,629,519           3,590,164
                                                                                  -----------         -----------
      Total Assets .......................................................        $ 5,175,226         $ 5,010,344
                                                                                  ===========         ===========

      LIABILITIES AND EQUITY

      Current Liabilities:
           Current portion of long-term debt and capitalized lease
              obligations ................................................        $     5,820         $     2,303
           Current portion of borrowing from affiliates ..................            328,975             315,394
           Accounts payable ..............................................            111,709             100,603
           Accrued liabilities ...........................................            238,558             261,888
           Accrued special charge for legal matters ......................            185,883             191,130
           Net accounts payable to affiliates ............................             31,960              28,897
           Accrued income taxes ..........................................             68,830              61,754
                                                                                  -----------         -----------
                Total Current Liabilities ................................            971,735             961,969

      Long-term debt .....................................................            717,800             616,900
      Non-current borrowings from affiliates .............................            654,469             654,693
      Capitalized lease obligations ......................................                707               1,120
      Deferred income taxes ..............................................             99,754              96,453
      Other liabilities ..................................................            180,660             185,200
                                                                                  -----------         -----------
                Total Liabilities ........................................          2,625,125           2,516,335
                                                                                  -----------         -----------

      Mandatorily Redeemable Preferred Securities ........................            791,681             771,209
                                                                                  -----------         -----------

      Equity:
          Preferred stock, $100 par value ................................              7,412               7,412
          Preferred stock, $.10 par value ................................                 --               8,906
          Common stock, $1 par value; 300,000,000 shares
          authorized; outstanding 90,000,000 .............................             90,000              90,000
          Paid in capital ................................................          1,942,755           1,942,755
          Retained deficit ...............................................           (197,667)           (242,846)
          Accumulated comprehensive loss .................................            (84,080)            (83,427)
                                                                                  -----------         -----------
               Total Equity ..............................................          1,758,420           1,722,800
                                                                                  -----------         -----------
      Total Liabilities and Equity .......................................        $ 5,175,226         $ 5,010,344
                                                                                  ===========         ===========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         ------------------------
                                                                                           2003            2002
                                                                                         ---------       --------
      Cash Flows from Operating Activities:
           Net income .............................................................      $  45,309       $ 40,458
           Adjustments to reconcile net income to net cash from
            Operating activities:
                Depreciation and amortization .....................................         31,438         35,435
                Provision for doubtful accounts ...................................         22,617         21,340
                Deferred income taxes .............................................          7,983          9,728
                Loss on disposal of properties and equipment ......................            255            461

         Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
                Decrease (increase) in accounts receivable ........................          1,012        (21,945)
                Increase in inventories ...........................................         (1,409)        (9,044)
                Increase in other current assets ..................................         (7,721)        (8,981)
                Decrease (increase) in other assets and deferred charges ..........          6,038          1,031
                Increase in accounts payable ......................................         11,106         20,043
                (Decrease) increase in accrued income taxes .......................          7,076        (10,899)
                Decrease in accrued liabilities ...................................        (26,408)       (14,770)
                Decrease in accrued special charge for legal matters ..............         (5,247)        (4,296)
                Decrease in other long-term liabilities ...........................         (4,763)       (11,001)
                Net changes due to/from affiliates ................................          3,063        (14,785)
                Other, net ........................................................         (4,171)           436
                                                                                         ---------       --------
           Net cash provided by operating activities ..............................         86,178         33,211
                                                                                         ---------       --------

      Cash Flows from Investing Activities:
                Capital expenditures ..............................................        (29,623)       (27,364)
                Proceeds from sale of property and equipment ......................          1,116          3,413
                Payments for acquisitions, net of cash acquired ...................        (15,598)        (2,333)
                                                                                         ---------       --------
           Net cash used in investing activities ..................................        (44,105)       (26,284)
                                                                                         ---------       --------

      Cash Flows from Financing Activities:
                Net increase in borrowings from affiliates ........................         13,357          1,084
                Cash dividends paid ...............................................           (130)          (130)
                Net (decrease) increase in receivable financing facility ..........       (133,000)        29,000
                Redemption of Series D Preferred Stock ............................         (8,906)            --
                Net increase (decrease) in debt and capitalized leases ............        104,004        (28,837)
                Debt issuance costs ...............................................        (12,325)            --
                Other, net ........................................................          1,735             --
                                                                                         ---------       --------
          Net cash (used in) provided by financing activities .....................        (35,265)         1,117
                                                                                         ---------       --------
      Effects of changes in foreign exchange rates ................................          1,342           (444)
                                                                                         ---------       --------
      Change in cash and cash equivalents .........................................          8,150          7,600
      Cash and cash equivalents at beginning of period ............................         30,013         26,786
                                                                                         ---------       --------
      Cash and cash equivalents at end of period ..................................      $  38,163       $ 34,386
                                                                                         =========       ========

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                   2003         2002
                                                                 -------      -------
      Supplemental disclosures of cash flow information:
           Cash paid during the period for:
                Interest, net .............................      $48,306      $75,666
                Income taxes paid, net ....................       14,831       27,982

      Details for Acquisitions:
           Assets acquired ................................       16,502        3,572
           Liabilities assumed ............................          904        1,239
                                                                 -------      -------
           Net cash paid for acquisitions .................      $15,598      $ 2,333
                                                                 =======      =======

     See accompanying Notes to Unaudited, Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY

      Fresenius Medical Care Holdings, Inc., a New York corporation ("the Company") is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMCAG"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc. ("NMC"); Fresenius USA Marketing, Inc., Fresenius USA Manufacturing, Inc., and SRC Holding Company, Inc., all Delaware corporations and Fresenius USA, Inc., a Massachusetts corporation.

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

BASIS OF PRESENTATION

            BASIS OF CONSOLIDATION

            The consolidated financial statements in this report at March 31, 2003 and 2002 and for the three month interim periods then ended are unaudited and should be read in conjunction with the audited, consolidated financial statements in the Company's 2002 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

            The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2003.

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

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                              2003         2002
                                                             ------       ------
The weighted average number of shares of
  Common Stock were as follows .......................       90,000       90,000
                                                             ======       ======

Net income used in the computation of net income per share is as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
Net income .......................................      $ 45,309       $ 40,458

Dividends paid on preferred stocks ...............          (130)          (130)
                                                        --------       --------

Income available to common shareholders ..........      $ 45,179       $ 40,328
                                                        ========       ========

Basic and fully dilutive net income per share ....      $   0.50       $   0.45
                                                        ========       ========

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax losses of $0.1 million ($0.2 million pretax) for the three months ended March 31, 2003 and after tax gains of $6.3 million ($10.3 million pretax) for the three months ended March 31, 2002 were deferred in other comprehensive income. Interest payable and receivable under the swap terms are accrued and recorded as adjustments to interest expense at each reporting date.

      The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases and other obligations. After tax losses of $0.7 million ($1.1 million pretax) for the three months ended March 31, 2003 and after tax losses of $0.3 million ($0.5 million pretax) for the three months ended March 31, 2002 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

      The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. After tax losses of $0.2 million ($0.4 million pretax) for the three months ended March 31, 2003 and after tax losses of $0.1 million ($0.1 million pretax) for the three months ended March 31, 2002 were deferred in other comprehensive income. Ineffective amounts had no material impact on earnings for the three months ended March 31, 2003 and March 31, 2002.

      Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the consolidated balance sheets at fair value with changes in fair value recognized in earnings. Pre-tax (gains) losses recorded in the consolidated statements of operations for the three months ended March 31, 2003 and 2002 were ($4.2) million and $1.9 million, respectively.

      NEW PRONOUNCEMENTS

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement

No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4 and requires the criteria under Opinion 30 to determine if losses from extinguishment of debt should be classified as extraordinary items. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback arrangements be accounted for in a similar manner as sale-leaseback transactions. The Company has adopted SFAS No. 145 as related to SFAS No. 4 effective January 1, 2003. In the second quarter 2002, the Company reported an extraordinary loss of $9.8 million for the early redemption of borrowings from affiliates. This extraordinary loss will be reclassified and presented as a loss from operating earnings. The Company adopted the remaining provisions of SFAS 145 effective April 1, 2002.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this statement and EITF 94-3 relates to the requirements for the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 were adopted effective January 1, 2003 for exit or disposal activities that are initiated after December 31, 2002. There is no material impact on the Company's financial statements related to the adoption of SFAS 146.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability measured at fair value at the inception of a guarantee for obligations undertaken, including its obligation to stand ready to perform over the term of the guarantee. The initial recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. FIN 45 also clarifies and expends the disclosure requirements related to guarantees and product warranties. The Company adopted those disclosures on December 31, 2002. There is no material impact on the Company's financial statements related to the adoption of FIN 45.

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

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation of variable interest entities by the primary beneficiary, when the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties and/ or the equity investor lacks certain essential characteristics of a controlling financial interest. FIN 46 requires existing variable interest entities to be consolidated if those entities do not effectively disburse risk among the parties involved. The interpretation becomes effective at various dates in 2003 and provides various transition rules. The Company is assessing the adoption of FIN 46 on its financial statements.

NOTE 2. INVENTORIES

                                                                     MARCH 31,   DECEMBER 31,
                                                                       2003          2002
                                                                     ---------   ------------
   Inventories:
     Raw materials ............................................      $ 43,916      $ 44,670
     Manufactured goods in process ............................        12,006        11,127
     Manufactured and purchased inventory available for sale ..        73,247        70,127
                                                                     --------      --------
                                                                      129,169       125,924
      Health care supplies ....................................        58,322        59,968
                                                                     --------      --------
          Total ...............................................      $187,491      $185,892
                                                                     ========      ========

NOTE 3. DEBT

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

- a term loan facility ("Loan A") of $500,000, also scheduled to expire on October 31, 2007. The terms of the 2003 Senior Credit Agreement require quarterly payments of $25,000 beginning in the third quarter of 2004 that permanently reduce the term loan facility. The remaining amount outstanding is due on October 31, 2007.

- a term loan facility ("Loan B") of $500,000, scheduled to expire February 21, 2010 with a repayment provision that if the Trust Preferred Securities due February 1, 2008 are not repaid, refinanced or have their maturity extended, repayment will be due on October 31, 2007. The terms of the Loan B require repayments of 0.25% per quarter beginning with the second quarter of 2003.

      Loans under the 2003 Senior Credit Agreement bear interest at a base rate determined in accordance with the agreement. For the revolving credit facility and Loan A, interest will be at a rate equal to LIBOR plus an applicable margin, or an alternate base rate, defined as the higher of the Bank of America prime rate or the Federal Funds rate plus the applicable margin. The applicable margin is variable and depends on the ratio of EBITDA and funded debt as defined in the credit agreement. The interest rate for Loan B is LIBOR plus a percentage in accordance with the agreement. Fees are also payable at a percentage per annum on the portion of available borrowings under the 2003 Senior Credit Agreement that are not used.

      In addition to scheduled principal payments, indebtedness under the 2003 Senior Credit Agreement will be reduced by portions of the net cash proceeds from certain sales of assets, securitization transactions and the issuance of subordinated debt and equity securities.

      The 2003 Senior Credit Agreement includes covenants that require FMCAG to maintain certain financial ratios or meet other financial tests. Under the Senior Credit Agreement, FMCAG is obligated to maintain a minimum consolidated net worth, a minimum consolidated fixed charge ratio (ratio of consolidated funded debt to EBIDTA) and a maximum leverage ratio. In addition, the 2003 Senior Credit Agreement includes other covenants which, among other things, restrict or have the effect of restricting the Company's ability to dispose of assets, incur debt, pay dividends, create liens or make capital expenditures, investments and acquisitions. The breach of any of the covenants could result in a default under the 2003 Senior credit Agreement. In default, the outstanding balance under the 2003 Senior Credit Agreement becomes due and payable.

                                                           MARCH 31,    DECEMBER 31,
                                                             2003           2002
                                                           ---------    ------------
   Long-term debt to outside parties consists of:

   2003 Senior Credit Agreement ....................       $720,000       $616,900
   Other ...........................................          3,132          1,840
                                                           --------       --------
                                                            723,132        618,740
   Less amounts classified as current ..............          5,332          1,840
                                                           --------       --------
                                                           $717,800       $616,900
                                                           ========       ========

      Borrowings (receivables) from affiliates consists of:

                                                                            MARCH 31,      DECEMBER 31,
                                                                               2003            2002
                                                                            ---------      ------------
   Fresenius Medical Care AG borrowings primarily at interest
     rates approximating  1.88% and 2.22%, respectively .............       $ 235,000        $214,000
   RTC Holdings International, Inc. borrowings at a fixed interest
     rate of  2.70% .................................................          11,000          11,000
   Fresenius AG borrowing at interest rates approximating
     2.21% and 2.22%, respectively ..................................          (1,420)          6,000
   Fresenius Medical Care Trust Finance S.a.r.l. borrowings at
      fixed interest rates of 8.25% and 8.43%, respectively .........         654,244         654,244

   Franconia Acquisition, LLC at interest rates approximating
     1.60% and 1.69%, respectively ..................................          83,721          83,721
   Other ............................................................             899           1,122
                                                                            ---------        --------
      Total .........................................................         983,444         970,087
   Less amounts classified as current ...............................         328,975         315,394
                                                                            ---------        --------
   Total Long-term ..................................................       $ 654,469        $654,693
                                                                            =========        ========

NOTE 4. MANDATORILY REDEEMABLE PREFERRED SECURITIES

      During 2001 and 2000, a wholly-owned subsidiary of the Company issued shares of various series of Preferred Stock ("Redeemable Preferred Securities") to NMC which were then transferred to FMCAG for proceeds totaling $392,037 in 2001 and $305,500 in 2000. No Redeemable Preferred Securities were issued during the three months ended March 31, 2003. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                                        MARCH 31,    DECEMBER 31,
   MANDATORILY REDEEMABLE PREFERRED SECURITIES            2003           2002
                                                        ---------    ------------
     Series A Preferred Stock, 1,000 shares .....       $113,500       $113,500
     Series B Preferred Stock, 300 shares .......         34,000         34,000
     Series C Preferred Stock, 1,700 shares .....        192,000        192,000
     Series D Preferred Stock, 870 shares .......         97,500         97,500
     Series E Preferred Stock, 1,300 shares .....        147,500        147,500
     Series F Preferred Stock, 980 shares .......        113,037        113,037
                                                        --------       --------
                                                         697,537        697,537
     Mark to Market Adjustment ..................         94,144         73,672
                                                        --------       --------
     Total ......................................       $791,681       $771,209
                                                        ========       ========

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

      Upon liquidation or dissolution or winding up of the issuer of the Redeemable Preferred Securities, the holders of the Redeemable Preferred Securities are entitled to an amount equal to the liquidation preference for each share of stock plus an amount equal to all accrued and unpaid dividends thereon through the date of distribution. The liquidation preference is the sum of the issuance price plus, for each year or portion thereof, an amount equal to one-half of one percent of the issue price, not to exceed 5% of the issue price in the aggregate.

      Redeemable Preferred Securities (Series A and C) originally due to be sold to the Company in 2002 for Euro 341,385 had their redemption dates extended until October and November 2003, respectively. The other Redeemable Preferred Securities will be sold back to the Company two years from their respective date of issuance for a total amount equal to Euros 160,388 (Series B and F) and US dollars $245,000 (Series D and E) plus any accrued and unpaid dividends. Redeemable Preferred Securities (Series B, E, and F) have redemption dates in August 2003. Redeemable Preferred Securities (Series D) are scheduled for redemption in April 2004. Dividends were recorded and classified as part of interest expense in the consolidated statement of operations in the amounts of $9,679 and $9,929 in the three month periods ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, cash dividend payments were made totaling $8,733 and $29,850, respectively. The Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

      The Company records mark to market adjustments based on fluctuations in currency rates and records the offset to accumulated comprehensive income.

      The holders of the Redeemable Preferred Securities have the same participation rights as the holders of all other classes of capital stock of the issuing subsidiary.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

      Changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:


                                                       MARCH 31,
                                                         2003
                                                       ---------
Carrying value as of December 31, 2002.........        $2,934,581
Goodwill acquired for the three months
 ended March 31, 2003..........................            13,493
Reclassifications..............................          (15,609)
                                                       ----------
Carrying value as of March 31, 2003............        $2,932,465
                                                       ==========



      At March 31, 2003 and December 31, 2002, other intangible assets consisted of the following:


                                                     MARCH 31, 2003                                DECEMBER 31, 2002
                                       --------------------------------------------    --------------------------------------------
                                         GROSS                                           GROSS
                                       CARRYING        ACCUMULATED        CARRYING     CARRYING        ACCUMULATED        CARRYING
                                         VALUE        AMORTIZATION          VALUE        VALUE        AMORTIZATION          VALUE
                                       ---------      ------------       ----------    ---------      ------------       ----------
AMORTIZABLE INTANGIBLE ASSETS:

Patient Relationships                  $ 237,262        $(193,703)       $   43,559    $ 236,446        $(189,277)       $   47,169

Other Intangibles                      $ 108,754        $ (58,020)       $   50,734    $ 108,982        $ (57,356)       $   51,626
                                       ---------        ---------        ----------    ---------        ---------        ----------

                                       $ 346,016        $(251,723)       $   94,293    $ 345,428        $(246,633)       $   98,795
                                       =========        =========        ==========    =========        =========        ==========

NON-AMORTIZABLE INTANGIBLE ASSETS

Tradename                              $ 241,513        $ (31,376)       $  210,137    $ 241,513        $ (31,376)       $  210,137

Management Contracts                   $ 225,679        $ (21,908)       $  203,771    $ 204,964        $ (21,908)       $  183,056
                                       ---------        ---------        ----------    ---------        ---------        ----------

                                       $ 467,192        $ (53,284)       $  413,908    $ 446,477        $ (53,284)       $  393,193
                                       =========        =========        ==========    =========        =========        ==========

      Amortization expense for amortizable intangible assets at March 31, 2003 is estimated to be $15,600 for the remaining nine months of 2003, $16,500 for 2004, $15,100 for 2005, $10,600 for 2006, and $7,900 for 2007.

NOTE 6: SPECIAL CHARGE FOR LEGAL MATTERS

      In the fourth quarter of 2001, the Company recorded a $258 million ($177 million after tax) special charge to address 1996 merger-related legal matters, estimated liabilities and legal expenses arising in connection with the Grace Chapter 11 Proceedings and the cost of resolving pending litigation and other disputes with certain commercial insurers (see Note 9).

      The Company accrued $172 million principally representing a provision for income taxes payable for the years prior to the 1996 merger for which the Company has been indemnified by W.R. Grace, but may ultimately be obligated to pay as a result of Grace's Chapter 11 Proceedings. In addition, that amount included the estimated costs of defending the Company in all litigation arising out of Grace's Chapter 11 Proceedings (see Note 9).

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

      At March 31, 2003, there is a remaining balance of $186 million for the accrual for the special charge for legal matters. The Company believes that these reserves are adequate for the settlement of all matters described above. During the three months ended March 31, 2003, $5 million in charges were applied against the accrued special charge for legal matters.

NOTE 7. EQUITY

      CLASS D PREFERRED STOCK

      On February 4, 2003, the Company announced the exercise of its right to redeem all of its outstanding shares of the Class D Preferred Stock ("Class D Shares"). The Class D Shares were issued to the common shareholders of W.R. Grace & Co. in connection with the 1996 reorganization involving W. R. Grace and Fresenius Medical Care.

      Commencing on March 28, 2003, Class D Shares that were properly transferred to, and received by, the redemption agent were redeemed at a redemption price of $0.10 per share. Upon completion of the redemption, FMCH will have redeemed the 89 million outstanding Class D Shares at a total cash outflow of $8,906. This transaction had no earnings impact for the Company. After March 28, 2003 the Class D Shares ceased to be deemed issued and outstanding shares of the Company's capital stock and were restored to the status of authorized but unissued shares of preferred stock.

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

      On February 6, 2003, the Company reached a definitive agreement with the asbestos creditors' committees on behalf of the W.R. Grace and Co. bankruptcy estate in the matters pending in the Grace Chapter 11 Proceedings for the settlement of all fraudulent conveyance claims against it and other claims related to the Company that arise out of the bankruptcy of W.R. Grace & Co. Subsequently, the settlement agreement was amended and W.R. Grace was added as a settling party. Under the terms of the settlement agreement as amended (the "Settlement Agreement"), fraudulent conveyance and other claims raised on behalf of asbestos claimants will be dismissed with prejudice and the Company will receive protection against existing and potential future W.R. Grace & Co. related claims, including fraudulent conveyance and asbestos claims, and indemnification against income tax claims related to the non-NMC members of the W.R. Grace & Co. consolidated tax group upon confirmation of a W.R. Grace & Co. bankruptcy reorganization plan that contains such provisions. Under the Settlement Agreement, the Company will pay a total of $115,000 to the W.R. Grace & Co. bankruptcy estate, or as otherwise directed by the Court, upon plan confirmation. No admission of liability has been or will be made. The Settlement Agreement is subject to the approval of the U.S. District Court. On April 15, 2003, W.R. Grace & Co. and the asbestos creditors' committees filed a motion before the U.S. District Court, seeking court approval of the Settlement Agreement and entry of a court order implementing the settlement. The foregoing summary of the material terms of the settlement is qualified in its entirety by reference to the full text of the Settlement Agreement. The Settlement Agreement has been filed with the Securities and Exchange Commission.

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

      In April 2003, the Company, NMC, and certain NMC subsidiaries agreed to settle all litigation filed by a group of insurance companies concerning allegations of inappropriate billing practices and misrepresentations and the Company's counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments. The costs of the settlement will be charged against previously established accruals. See "Accrued Special Charge for Legal Matters" below. Other private payors have contacted the Company regarding similar claims and may file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of any such proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company operates many facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the Anti-Kickback Statute, the Stark Statute and the False Claims Act, among other laws.

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

      ACCRUED SPECIAL CHARGE FOR LEGAL MATTERS

At December 31, 2001, the Company recorded a pre-tax special charge of $258,000 to reflect anticipated expenses associated with the continued defense and resolution of pre-Merger tax claims, Merger-related claims, and commercial insurer claims. The costs associated with the Settlement Agreement and settlement with insurers are charged against this accrual. While the Company believes that its remaining accruals reasonably estimate the Company's currently anticipated costs related to the continued defense and resolution of the remaining matters, no assurances can be given that the actual costs incurred by the Company will not exceed the amount of these accruals.

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

The table below provides information for the three months ended March 31, 2003 and 2002 pertaining to the Company's two industry segments.

                                                                                                LESS
                                                                DIALYSIS        DIALYSIS    INTERSEGMENT        TOTAL
                                                                SERVICES        PRODUCTS        SALES
                                                               ----------       --------    ------------     ----------
NET REVENUES FOR THREE MONTHS ENDED
3/31/03                                                        $  828,164       $190,602       $88,965       $  929,801
3/31/02                                                        $  788,533       $183,207       $77,836       $  893,904

OPERATING EARNINGS FOR THREE MONTHS ENDED
3/31/03                                                           100,083         34,559            --          134,642
3/31/02                                                            93,192         35,330            --          128,522

ASSETS AT
3/31/2003                                                       2,677,659        621,217            --        3,298,876
12/31/2002                                                      2,657,692        635,778            --        3,293,470

DEPRECIATION AND AMORTIZATION FOR THE THREE MONTHS ENDED
3/31/2003                                                          25,723          4,369            --           30,092
3/31/2002                                                          25,627          4,357            --           29,984

      Total assets at March 31, 2003 of $5,175,226 is comprised of total assets for reportable segments, $3,298,876; intangible assets not allocated to segments, $1,876,570; accounts receivable financing agreement ($312,249); and other corporate assets, $312,029.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                 THREE MONTHS ENDED
                SEGMENT RECONCILIATION                                MARCH 31,
                ----------------------                      --------------------------
                                                               2003             2002
                                                            ---------        ---------
INCOME BEFORE  INCOME TAXES:
     Total operating earnings for reportable segments       $ 134,642        $ 128,522
     Corporate G&A                                             (4,830)           1,109
     Corporate depreciation and amortization                   (1,346)          (5,451)
     Research and development expense                          (2,145)          (1,998)
     Net interest expense                                     (51,310)         (55,023)
                                                            ---------        ---------

 Income Before Income Taxes                                 $  75,011        $  67,159
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

      This section contains certain forward-looking statements that are subject to various risks and uncertainties. Such statements include, without limitation, discussions concerning the outlook of the Company, government reimbursement, future plans and management's expectations regarding future performance. Actual results could differ materially from those contained in these forward-looking statements due to certain factors including, without limitation, changes in business, economic and competitive conditions, regulatory reforms, foreign exchange rate fluctuations, uncertainties in litigation or investigative proceedings, the realization of anticipated tax deductions, and the availability of financing. These and other risks and uncertainties, which are more fully described elsewhere in this report and in other Company reports filed from time to time with the Securities and Exchange Commission, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

RESULTS OF OPERATIONS

      The following table summarizes certain operating results of the Company by principal business unit for the periods indicated. Intercompany eliminations primarily reflect sales of medical supplies by Dialysis Products to Dialysis Services.

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                ---------------------
                                                (DOLLARS IN MILLIONS)
                                                   2003       2002
                                                  -----      -----
            NET REVENUES
                Dialysis Services ...........     $ 828      $ 789
                Dialysis Products ...........       191        183
                Intercompany Eliminations ...       (89)       (78)
                                                  -----      -----
            Total Net Revenues ..............     $ 930      $ 894
                                                  =====      =====

            Operating Earnings:
                Dialysis Services ...........     $ 100      $  93
                Dialysis Products ...........        34         35
                                                  -----      -----
            Total Operating Earnings ........       134        128
                                                  -----      -----

            Other Expenses:
                General Corporate ...........     $   6      $   4
                Research & Development ......         2          2
                Interest Expense, Net .......        51         55
                                                  -----      -----
            Total Other Expenses ............        59         61
                                                  -----      -----

            Earnings Before Income Taxes ....        75         67
            Provision for Income Taxes ......        30         27
                                                  -----      -----
            Net Income ......................     $  45      $  40
                                                  =====      =====

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

      Net revenues for the first three months of 2003 increased by 4% ($36 million) over the comparable period in 2002. Net income for the first three months of 2003 increased by 12% to $45 million as compared to $40 million in 2002. This increase was due to increased operating earnings ($6 million), and decreased interest expense ($4 million), partially offset by increased general corporate expenses ($2 million) and increased income taxes ($3 million).

      DIALYSIS SERVICES

      Dialysis Services net revenues for the first three months of 2003 increased by 5% to $824 million (net of $5 million of intercompany sales). The growth in dialysis services revenue resulted primarily from a 7% increase in treatment volume reflecting base business growth (3%); the impact of 2003 and 2002 acquisitions (2%), and the transfer of billing for some Medicare peritoneal dialysis patients from Dialysis Products (Method II billing) to Dialysis Services (Method I billing) (2%). The increase in revenue was partially offset by a decrease in revenue per treatment from $284 in the first quarter of 2002 to $278 in the first quarter of 2003. The decrease in revenue rate per treatment is primarily due to the change from Method II to Method I billing and decreased ancillary revenues associated with new billing procedures for ancillary drugs (Zemplar and Vitamin D).

      Dialysis Services operating earnings for the first three months of 2003 increased by 7% ($7 million) as compared to the comparable period of 2002 resulting in an increased operating margin from 11.9% in the first quarter of 2002 to 12.1% in the first quarter of 2003. The increase in operating margin is primarily due to one-time severance and other payroll costs related to workforce reductions incurred in 2002, partially offset by lower ancillary margins in 2003 versus 2002.

      DIALYSIS PRODUCTS

      Dialysis Products gross revenues increased by 4% to $191 million in the first quarter 2003 as compared to $183 million in the comparable period 2002. Internal sales to Dialysis Services increased by 16% to $85 million and were partially offset by a decrease in external sales of 4% to $106 million. Dialysis Product external sales the first quarter of both 2003 and 2002 include the sales of machines to a third party leasing company which are leased back by Dialysis Services. Dialysis Product external sales in the first quarter 2002 also includes Method II PD revenues for Dialysis Services patients. Method II patients were transferred to Method I effective January 1, 2003 therefore there were no similar Method II revenues recorded in the first quarter 2003. Dialysis Products measures its external sales performance based on its sales to the "net available external market." The net available external market excludes machine sales and Method II revenues involving Dialysis Services as well as sales to other vertically integrated dialysis companies. Net available external market sales increased by 6% to $95 million in the first quarter of 2003 as compared to $89 million in 2002.

      The Company uses net available external market as a key operating metric as it eliminates the impact of internal sales and activity with another vertically integrated company to provide a true measure of product that is sold into the market. The following is a reconciliation of gross product revenues to net available market for the quarter ended March 31, 2003 and 2002, respectively:

                                           Three Months Ended
                                               March 31,
                                       -------------------------
                                         (dollars in millions)
                                          2003             2002
                                       --------         --------
Gross product revenues..............     $191             $183
Intercompany eliminations...........      (85)             (75)
                                         ----             ----
Net product revenues................      106              108
Machine sales.......................       (8)              (6)
Vertically integrated dialysis
 company sales......................       (3)              (3)
Method II sales.....................        -              (10)
                                         ----             ----
Net available external markets......     $ 95             $ 89
                                         ====             ====

      Dialysis Products operating earnings for the first three months of 2003 decreased by 3% to $34 million from $35 million in the comparable period of 2002. This decrease was primarily due to lower gross margins resulting from higher manufacturing costs.

      OTHER EXPENSES

      The Company's other expenses for the first three months of 2003 decreased by 3% to $59 million as compared to $61 million in the comparable period of 2002 due to a decrease of $4 million in interest expense partially offset by an increase of $2 million in general corporate expenses. The increase in general corporate overhead is primarily due a one-time gain on pension curtailment of $13 million that was realized in the first quarter 2002 and higher general costs incurred in the first quarter 2003 as compared to the comparable period 2002 partially offset by favorable fluctuations in foreign currency of $8 million (gains realized in the three months of 2003 as compared to losses of $2 million incurred in the comparable period 2002) and reduced amortization expense of $4 million.

      INCOME TAX RATE

      The effective tax rate from operations for the first three months of 2003 (39.6%) is lower than the rate for the comparable period of 2002 (39.8%) due to reductions in state taxes.

LIQUIDITY AND CAPITAL RESOURCES

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

            The Company's cash requirements for the first three months of 2003 and 2002 were funded by cash from operations, additional intercompany borrowings, borrowings under its credit facility and proceeds from a receivable financing facility.

      OPERATING ACTIVITIES

      The Company generated cash from operations of $86 million in the first quarter of 2003 as compared to $33 million in the first quarter of 2002. The increase in operating cash of $53 million is primarily related to lower interest payments of $27 million, decreased tax payments of $13 million, improvements in accounts receivable of $24 million resulting from favorable cash collections, and improvements in inventory management of $8 million partially offset by net other working capital $19 million.

            INVESTING ACTIVITIES

            Net cash used in investing activities was $44 million in the first quarter of 2003 as compared to $26 million in the first quarter of 2002. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations in 2003 and 2002. The increases in cash used in investing related to increased acquisition spending ($13 million) and increases in net capital expenditures ($5 million). Acquisition spending in the first quarter of 2003 and 2002 was approximately $16 million and $2 million respectively with no individually significant transactions. Capital expenditures totaling $30 million in the first quarter of 2003 and $27 million in the first quarter of 2002 respectively, were made for new clinics, improvements to existing clinics and maintenance of production facilities.

      FINANCING ACTIVITIES

      On February 21, 2003 the Company and FMCAG entered into an amended and restated credit agreement ("2003 Senior Credit Agreement") with the Bank of America N.A., Credit Suisse First Boston, Dresdner Bank AG New York, JPMorgan Chase Bank, the Bank of Nova Scotia, and certain subsidiaries and affiliates an aggregate of up to $1.5 billion through three credit facilities. The three facilities include a revolving facility of $500 million and two term loan facilities of $500 million each. The Company used the initial borrowings under the 2003 Senior Credit Agreement to refinance outstanding borrowings under our prior senior credit agreement and for general corporate purposes (See Note 3 of the Consolidated Financial Statements).

      Net cash flows used in financing activities were $35 million in the first quarter of 2003 as compared to cash flows provided by financing activities of $1 million in the first quarter of 2002 for a change of $36 million. Net cash used in financing activities in the first quarter of 2003 is principally related to an increase in borrowing from affiliates of $13 million, along with approximately $104 million in increases in borrowings from the Company's 2003 Senior Credit Facility.

      The Company has an asset securitization facility (the "Accounts Receivable Facility") whereby receivables are sold to NMC Funding Corporation (the "Transferor"), a wholly owned subsidiary of the Company, and subsequently the Transferor transfers and assigns percentage ownership interests in receivables to certain bank investors. The maximum securitization limit under the Accounts Receivable Facility is $560 million at March 31, 2003. The facility has a term of 364 days and matures on October 23, 2003. The Company has historically renewed this facility for a new 364 day term upon maturity.

      For the three months ended March 31, 2003, the Company decreased its sales under the Accounts Receivable Facility by $133 million primarily using funds drawn under the 2003 Senior Credit Agreement. Accounts receivable on the face of the balance sheet are shown net of the Account Receivable Facility.

      Approximately $9 million of cash was paid to redeem the Company's Series D Preferred Stock (See Note 7 of the Consolidated Financial Statements). In addition, approximately $12 million was used for payment of debt issuance costs related to the Company's 2003 Senior Credit Agreement.

      Cash from short-term borrowings can be generated by borrowings under the Accounts Receivable Facility and through borrowings from affiliates. Long-term financing is provided by the revolving credit portion of our senior credit facility. We believe that our existing credit facility, cash generated from operations and other current sources of financing are sufficient to meet our foreseeable cash requirements.

      The 2003 Senior Credit Agreement includes covenants that require FMCAG to maintain certain financial ratios or meet other financial tests. Under the Senior Credit Agreement, FMCAG is obligated to maintain a minimum consolidated net worth, a minimum consolidated fixed charge ratio (ratio of consolidated funded debt to EBIDTA) and a maximum leverage ratio. In addition, the 2003 Senior Credit Agreement includes other covenants which, among other things, restrict or have the effect of restricting the Company's ability to dispose of assets, incur debt, pay dividends, create liens or make capital expenditures, investments and acquisitions. The breach of any of the covenants could result in a default under the 2003 Senior Credit Agreement. In default, the outstanding balance under the 2003 Senior Credit Agreement becomes due and payable.

CRITICAL ACCOUNTING POLICIES

      The Company has identified the following selected accounting policies and issues that the Company believes are critical to understand the financial reporting risks presented in the current economic environment. These matters and judgments, and uncertainties affecting them, are also essential to understand the Company's reported and future operating results. See Notes to Consolidated Financial Statements - Note 2, "Summary of Significant Accounting Policies" included in the Company's 2002 report on Form 10- K.

      RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS

      The growth of the Company's business through acquisitions has created a significant amount of intangible assets, including goodwill, patient relationships, tradenames and other intangibles. At March 31, 2003, the carrying amount of net intangible assets amounted to $3,441 million representing approximately 66% of the Company's total assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of our long-lived assets for impairment at least once a year, at the end of the year, or whenever events or changes in circumstances indicate that the carrying amount of assets might be impaired.

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

      Net Revenues from machine sales to a third party leasing company where there is a leaseback of the machines by the Dialysis Services Division were $7.9 million and $6.7 million for the three months ended March 31, 2003 and 2002, respectively. The profits on these sales are deferred and amortized to earnings over the lease terms.

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

      At March 31, 2003, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is recorded as a liability valued at approximately $99.4 million and the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is recorded as an asset valued at approximately $109.7 million. The Company had outstanding contracts covering the purchase of 623.3 million Euros ("EUR") at an average contract price of $.8693 per EUR, for delivery between April 2003 and May 2004, contracts for the purchase of 127 million Mexican Pesos at an average contract price of 10.8344 pesos per US dollar, and contracts for the purchase of $10.4 million US dollars at an average contract price of $.6401 per Canadian Dollar.

ITEM 4: CONTROLS AND PROCEDURES

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to filing of this report as contemplated by Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in alerting them in a timely manner that all material information required to be filed in this annual report has been made known to them. There have been no significant changes to internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

      On February 6, 2003, the Company reached a definitive agreement with the asbestos creditors' committees on behalf of the W.R. Grace and Co. bankruptcy estate in the matters pending in the Grace Chapter 11 Proceedings for the settlement of all fraudulent conveyance claims against it and other claims related to the Company that arise out of the bankruptcy of W.R. Grace & Co. Subsequently, the settlement agreement was amended and W.R. Grace was added as a settling party. Under the terms of the settlement agreement as amended (the "Settlement Agreement"), fraudulent conveyance and other claims raised on behalf of asbestos claimants will be dismissed with prejudice and the Company will receive protection against existing and potential future W.R. Grace & Co. related claims, including fraudulent conveyance and asbestos claims, and indemnification against income tax claims related to the non-NMC members of the W.R. Grace & Co. consolidated tax group upon confirmation of a W.R. Grace & Co. bankruptcy reorganization plan that contains such provisions. Under the Settlement Agreement, the Company will pay a total of $115,000 to the W.R. Grace & Co. bankruptcy estate, or as otherwise directed by the Court, upon plan confirmation. No admission of liability has been or will be made. The Settlement Agreement is subject to the approval of the U.S. District Court. On April 15, 2003, W.R. Grace & Co. and the asbestos creditors' committees filed a motion before the U.S. District Court, seeking court approval of the Settlement Agreement and entry of a court order implementing the settlement. The foregoing summary of the material terms of the settlement is qualified in its entirety by reference to the full text of the Settlement Agreement. The Settlement Agreement has been filed with the Securities and Exchange Commission.

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

      In April 2003, the Company, NMC, and certain NMC subsidiaries agreed to settle all litigation filed by a group of insurance companies concerning allegations of inappropriate billing practices and misrepresentations and the Company's counterclaims against the plaintiffs in these matters based on inappropriate claim denials and delays in claim payments. The costs of the settlement will be charged against previously established accruals. See "Accrued Special Charge for Legal Matters" below. Other private payors have contacted the Company regarding similar claims and may file their own lawsuit seeking reimbursement and other damages. Although the ultimate outcome on the Company of any such proceedings cannot be predicted at this time, an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company operates many facilities throughout the U.S. In such a decentralized system, it is often difficult to maintain the desired level of oversight and control over the thousands of individuals employed by many affiliated companies. The Company relies upon its management structure, regulatory and legal resources, and the effective operation of its compliance program to direct, manage and monitor the activities of these employees. On occasion, the Company may identify instances where employees, deliberately or inadvertently, have submitted inadequate or false billings. The actions of such persons may subject the Company and its subsidiaries to liability under the Anti-Kickback Statute, the Stark Statute and the False Claims Act, among other laws.

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

      ACCRUED SPECIAL CHARGE FOR LEGAL MATTERS

      At December 31, 2001, the Company recorded a pre-tax special charge of $258,000 to reflect anticipated expenses associated with the continued defense and resolution of pre-Merger tax claims, Merger-related claims, and commercial insurer claims. The costs associated with the Settlement Agreement and settlement with insurers are charged against this accrual. While the Company believes that its remaining accruals reasonably estimate the Company's currently anticipated costs related to the continued defense and resolution of the remaining matters, no assurances can be given that the actual costs incurred by the Company will not exceed the amount of these accruals.

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

Exhibit 4.1*      Amended and Restated Credit Agreement dated as of February 21,
                  2003 among Fresenius Medical Care AG, Fresenius Medical Care
                  Holdings, Inc., and the agents and lenders named therein.
                  (filed herewith)

Exhibit 4.2       Fresenius Medical Care AG 1996 Stock Incentive Plan
                  (incorporated herein by reference to the Fresenius Medical
                  Care AG's Registrant Statement on Form S-8 dated October 1,
                  1996).

Exhibit 4.3 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 14, 1998).

Exhibit 4.4       Fresenius Medical Care AG 2001 International Stock Incentive
                  Plan (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG filed August 2, 2001
                  (Registration No. 333-66558)).

Exhibit 4.5 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust
                  Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008
                  (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 23, 1998).

Exhibit 4.6 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as Insurer, State
                  Street Bank and Trust Company as Trustee and Fresenius Medical
                  Care Holdings, Inc., and Fresenius Medical Care AG, as
                  Guarantors with respect to the issuance of 7 3/8% Senior
                  Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March
                  23, 1998).

Exhibit 4.7       Senior Subordinated Indenture dated as of June 6, 2001 among
                  Fresenius Medical Care AG, FMC Trust Finance S.a.r.l.
                  Luxemborg - III, Fresenius Medical Care Holdings, Inc.,
                  Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated
                  Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care
                  AG dated August 2, 2001 (Registration No. 333-66558)).

Exhibit 4.8       Senior Subordinated Indenture dated as of June 15, 2001 among
                  Fresenius Medical Care AG, FMC Trust Finance S.a.r.l.
                  Luxemborg - III, Fresenius Medical Care Holdings, Inc.,
                  Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated
                  Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care
                  AG dated August 2, 2001 (Registration No. 333-66558)).

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

Exhibit 10.6      Amendment No.2 dated as of November 8, 2002 to the Second
                  Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation,
                  National Medical Care, Inc., Enterprise Funding Corporation,
                  Compass US Acquisition, LLC, Giro Multifunding Corporation,
                  Asset One Securitization, LLC, the Bank Investors listed therein, WestLB AG, New York Branch (formerly known as
                  Westdeutsche Landesbank Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent, (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 17,
                  2003).

Exhibit 10.7      Amendment No.3 dated as of December 18, 2002 to the Second
                  Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation,
                  National Medical Care, Inc., Enterprise Funding Corporation,
                  Compass US Acquisition, LLC, Giro Multifunding Corporation,
                  Asset One Securitization, LLC, the Bank Investors listed therein, WestLB AG, New York Branch (formerly known as
                  Westdeutsche Landesbank Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent, (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 17,
                  2003).

Exhibit 10.8      Employment Agreement dated January 1, 1992 by and between Ben
                  J. Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA,
                  Inc., for the year ended December 31, 1992).

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

Exhibit 10.13     Employment Agreement dated January 1, 2002 by and between
                  Robert "Rice" M. Powell, Jr. and National Medical Care, Inc.
                  (filed herewith).

Exhibit 10.14     Employment Agreement dated July 1, 2002 by and between John F.
                  Markus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on August 14, 2002).

Exhibit 10.15     Employment Agreement dated October 15, 2002 by and between
                  Mats Wahlstrom and National Medical Care, Inc. (incorporated herein by reference to the Form 10-K of Registrant filed with Commission on March 17, 2003).

Exhibit 10.16     Subordinated Promissory Note dated as of May 18, 1999, among
                  National Medical Care, Inc. and certain Subsidiaries with
                  Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November
                  22, 1999).

Exhibit 10.17     Corporate Integrity Agreement between the Offices of Inspector
                  General of the Department of Health and Human Services and Fresenius Medical Care Holdings, Inc. dated as of January 18,
                  2000 (incorporated herein by reference to the Form 8-K of the Registrant filed with the Commission on January 21, 2000).

Exhibit 10.18 First Amended Settlement Agreement dated April 14, 2003 by and among the Company, National Medical Care, Inc., the Official
                  Committee of Asbestos Personal Injury Claimants, and the
                  Official Committee of Asbestos Property Damage Claimants of
                  W.R. Grace & Co., W.R. Grace & Co. and W.R. Grace & Co. - Conn
                  (incorporated herein by reference to the Form 8-K of Registrant filed with Commission on April 21, 2003).

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

(b)   Reports on Form 8-K

      On February 12, 2003, the Company filed a current report on Form 8-K announcing the execution of a settlement agreement with the asbestos creditors' committees on behalf of the W.R. Grace Co. bankruptcy estate.

      On April 21, 2003, the Company filed a current report on Form 8-K with respect to (i) the amendment of Registrant's settlement agreement with the asbestos creditors' committees on behalf of the W.R. Grace & Co. bankruptcy estate and (ii) the announcement of the settlement of certain commercial health insurer litigation.

* Confidential treatment has been requested as to certain portions of this Exhibit

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Fresenius Medical Care Holdings, Inc.


DATE: May 15, 2003                      /s/ Ben J. Lipps
                                        ----------------------------------------
                                        NAME:  Ben J. Lipps
                                        TITLE: President (Chief Executive
                                               Officer)


DATE: May 15, 2003                      /s/ Jerry A. Schneider
                                        ----------------------------------------
                                        NAME:  Jerry Schneider
                                        TITLE: Chief Financial Officer

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

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003


                                        /s/ Ben J. Lipps
                                        ----------------------------------------
                                        Ben J. Lipps
                                        President and
                                        Chief Executive Officer

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

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003


                                        /s/ Jerry A. Schneider
                                        ----------------------------------------
                                        Jerry A. Schneider
                                        Chief Financial Officer