Form 10-Q
period 2003-06-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2003-08-14
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ________________TO__________________

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

    -------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

                                TABLE OF CONTENTS

                                                                                      PAGE
PART I: FINANCIAL INFORMATION

   ITEM 1:   FINANCIAL STATEMENTS

             Unaudited Consolidated Statements of Operations.......................     4
             Unaudited Consolidated Statements of Comprehensive Income.............     5
             Unaudited Consolidated Balance Sheets.................................     6
             Unaudited Consolidated Statements of Cash Flows.......................     7
             Notes to Unaudited Consolidated Interim Financial Statements..........     9

   ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...................................    20

   ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK...........................................................    26

   ITEM 4:   CONTROLS AND PROCEDURES...............................................    27

PART II: OTHER INFORMATION

   ITEM 1:   Legal Proceedings.....................................................    28
   ITEM 4:   Submission of Matters to a Vote of Security Holders...................    30
   ITEM 5:   Other Matters.........................................................    30
   ITEM 6:   Exhibits and Reports on Form 8-K......................................    31

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                     JUNE 30,
                                                                            -------------------------     -------------------------
                                                                               2003           2002           2003           2002
                                                                            ----------     ----------     ----------     ----------
NET REVENUES
   Health care services ...............................................     $  845,656     $  814,264     $1,669,416     $1,598,286
   Medical supplies ...................................................        109,688        116,136        215,729        226,018
                                                                            ----------     ----------     ----------     ----------
                                                                               955,344        930,400      1,885,145      1,824,304
                                                                            ----------     ----------     ----------     ----------
EXPENSES
   Cost of health care services .......................................        602,000        575,269      1,188,244      1,138,924
   Cost of medical supplies ...........................................         74,776         81,495        148,325        154,618
   General and administrative expenses ................................         89,676         79,669        177,163        155,840
   Provision for doubtful accounts ....................................         25,341         25,998         47,958         47,338
   Depreciation and amortization ......................................         29,602         36,638         61,040         72,073
   Research and development ...........................................          1,983          2,007          4,128          4,005
   Interest expense, net and related financing costs including $24,850 and $49,987 for the three months and $49,740 and $83,666 for
       the six months ended, respectively, of interest with affiliates          48,847         72,118        100,157        127,141
                                                                            ----------     ----------     ----------     ----------
                                                                               872,225        873,194      1,727,015      1,699,939
                                                                            ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES ............................................         83,119         57,206        158,130        124,365
PROVISION FOR INCOME TAXES ............................................         29,374         22,512         59,076         49,213
                                                                            ----------     ----------     ----------     ----------

NET INCOME ............................................................         53,745         34,694         99,054         75,152

Basic and fully dilutive net income per share .........................     $     0.60     $     0.38     $     1.10     $     0.83

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                           ----------------------      ----------------------
                                                             2003          2002          2003          2002
                                                           --------      --------      --------      --------
NET INCOME............................................     $ 53,745      $ 34,694      $ 99,054      $ 75,152

Other comprehensive income
   Foreign currency translation adjustments ..........        1,847         1,546         3,189         1,113
   Derivative instruments net of deferred tax
     benefit of $4,287 and $4,971 for the three months
     and $4,452 and $1,158 for the six months ended,
     respectively ....................................       (6,402)      (11,832)       (8,397)       (5,922)
                                                           --------      --------      --------      --------
   Total other comprehensive income ..................       (4,555)      (10,286)       (5,208)       (4,809)
                                                           --------      --------      --------      --------
COMPREHENSIVE INCOME..................................     $ 49,190      $ 24,408      $ 93,846      $ 70,343
                                                           --------      --------      --------      --------

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                     UNAUDITED, CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         JUNE 30,       DECEMBER 31,
                                                                           2003             2002
                                                                       -----------      -----------
ASSETS

Current Assets:
   Cash and cash equivalents ..................................        $    36,997      $    30,013
   Accounts receivable, less allowances of $123,084 and
     $121,620 .................................................            532,825          387,222
   Inventories ................................................            189,972          185,892
   Deferred income taxes ......................................            157,781          157,353
   Other current assets .......................................            122,623          128,619
                                                                       -----------      -----------
       Total Current Assets ...................................          1,040,198          889,099
                                                                       -----------      -----------

Properties and equipment, net .................................            528,171          531,081
                                                                       -----------      -----------
Other Assets:
   Goodwill ...................................................          2,943,825        2,934,581
   Other intangible assets, net of
      accumulated amortization of $308,961 and $299,917 .......            504,474          491,988
   Other assets and deferred charges ..........................            224,278          163,595
                                                                       -----------      -----------
       Total Other Assets .....................................          3,672,577        3,590,164
                                                                       -----------      -----------
Total Assets ..................................................        $ 5,240,946      $ 5,010,344
                                                                       ===========      ===========

LIABILITIES AND EQUITY

Current Liabilities:
   Current portion of long-term debt and capitalized lease
      obligations .............................................              7,811            2,303
   Current portion of borrowing from affiliates ...............            268,964          315,394
   Accounts payable ...........................................             64,372          100,603
   Accrued liabilities ........................................            254,241          261,888
   Accrued special charge for legal matters ...................            179,094          191,130
   Net accounts payable to affiliates .........................             53,811           28,897
   Accrued income taxes .......................................             80,289           61,754
                                                                       -----------      -----------
      Total Current Liabilities ...............................            908,582          961,969

Long-term debt ................................................            733,388          616,900
Non-current borrowings from affiliates ........................            654,468          654,693
Capitalized lease obligations .................................                733            1,120
Deferred income taxes .........................................            108,331           96,453
Other liabilities .............................................            194,329          185,200
                                                                       -----------      -----------
      Total Liabilities ..........................................       2,599,831        2,516,335
                                                                       -----------      -----------

Mandatorily Redeemable Preferred Securities ...................            818,376          771,209
                                                                       -----------      -----------

Equity:
   Preferred stock, $100 par value ............................              7,412            7,412
   Preferred stock, $.10 par value ............................                 --            8,906
   Common stock, $1 par value; 300,000,000 shares
   authorized; outstanding 90,000,000 .........................             90,000           90,000
Paid in capital ...............................................          1,976,017        1,942,755
Retained deficit ..............................................           (162,055)        (242,846)
Accumulated comprehensive loss ................................            (88,635)         (83,427)
                                                                       -----------      -----------
   Total Equity ...............................................          1,822,739        1,722,800
                                                                       -----------      -----------
Total Liabilities and Equity ..................................        $ 5,240,946      $ 5,010,344
                                                                       ===========      ===========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                     2003            2002
                                                                   ---------      ---------
Cash Flows from Operating Activities:
   Net Income .................................................    $  99,054      $  75,152
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...........................       61,040         72,073
      Provision for doubtful accounts .........................       47,958         47,338
      Deferred income taxes ...................................       20,496         23,153
      (Gain) loss on disposal of properties and equipment .....       (2,070)         1,263

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
   Decrease (increase) in accounts receivable .................        6,662        (29,992)
   (Increase) in inventories ..................................         (674)          (875)
   Decrease (increase) in other current assets ................        9,143         (8,551)
   (Increase) in other assets and deferred charges ............         (701)        (7,824)
   (Decrease) increase in accounts payable ....................      (36,107)         7,065
   Increase (decrease) in accrued income taxes ................       18,535         (8,867)
   Decrease in accrued liabilities ............................      (12,942)        (5,601)
   Decrease in accrued special charge for legal matters .......      (12,036)       (11,092)
   Decrease in other long-term liabilities ....................       (3,271)       (14,651)
   Net changes due to/from affiliates .........................       23,222         (6,204)
   Other, net .................................................       (6,562)        (2,670)
                                                                   ---------      ---------
Net cash provided by operating activities .....................      211,747        129,717
                                                                   ---------      ---------

Cash Flows from Investing Activities:
   Capital expenditures .......................................      (50,852)       (44,693)
   Proceeds from sale of property and equipment ...............        5,303          4,187
   Payments for acquisitions, net of cash acquired ............      (18,609)       (23,344)
   Increase in other assets ...................................           --         (1,000)
                                                                   ---------      ---------
Net cash used in investing activities .........................      (64,158)       (64,850)
                                                                   ---------      ---------

Cash flows from Financing Activities:
   Net decrease in borrowings from affiliates .................      (46,655)      (391,961)
   Cash dividends paid ........................................         (260)          (260)
   Net (decrease) increase in receivable financing facility ...     (196,675)         8,000
   Redemption of Series D Preferred Stock .....................       (8,906)            --
   Net increase in debt and capitalized leases ................      121,448        321,366
   Debt issuance costs ........................................      (12,325)            --
  Other, net ..................................................         (421)            --
                                                                   ---------      ---------
Net cash used in financing activities .........................     (143,794)       (62,855)
                                                                   ---------      ---------

Effects of changes in foreign exchange rates ..................        3,189          1,036
                                                                   ---------      ---------
Change in cash and cash equivalents ...........................        6,984          3,048
                                                                   ---------      ---------
Cash and cash equivalents at beginning of period ..............       30,013         26,786
                                                                   ---------      ---------
Cash and cash equivalents at end of period ....................    $  36,997      $  29,834
                                                                   =========      =========

     See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         2003            2002
                                                       ---------      ---------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest, net ..............................     $  80,418      $ 135,171
                                                       =========      =========
      Income taxes paid, net .....................     $  20,307      $  34,889
                                                       =========      =========

Details for Acquisitions:
   Assets acquired ...............................     $  20,544      $  24,583
   Liabilities assumed ...........................        (1,935)        (1,239)
                                                       ---------      ---------
      Net cash paid for acquisitions .............     $  18,609      $  23,344
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

         The Company is primarily engaged in (i) providing kidney dialysis services, and clinical laboratory testing, and (ii) manufacturing and distributing products and equipment for kidney dialysis treatment.

BASIS OF PRESENTATION

         BASIS OF CONSOLIDATION

         The consolidated financial statements in this report at June 30, 2003 and 2002 and for the three and six month interim periods then ended are unaudited and should be read in conjunction with the audited, consolidated financial statements in the Company's 2002 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

         The results of operations for the three and six month period ended June 30, 2003 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2003.

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

                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                             -----------------     -----------------
                                              2003       2002       2003       2002
                                             ------     ------     ------     ------
The weighted average number of shares of
  Common Stock were as follows ...........   90,000     90,000     90,000     90,000
                                             ======     ======     ======     ======

Net income used in the computation of earnings per share was as follows:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                  -----------------------     ----------------------
                                                    2003          2002          2003          2002
                                                  --------      ---------     --------      --------
Net income ..................................     $ 53,745      $ 34,694      $ 99,054      $ 75,152

Dividends paid on preferred stocks ..........         (130)         (130)         (260)         (260)
                                                  --------      --------      --------      --------

Income available to common shareholders .....     $ 53,615      $ 34,564      $ 98,794      $ 74,892
                                                  ========      ========      ========      ========

Basic and fully dilutive net income per share     $   0.60      $   0.38      $   1.10      $   0.83
                                                  ========      ========      ========      ========

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

         The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax losses of $7.6 million ($12.6 million pretax) for the three months ended June 30, 2003 and after tax losses of $7.7 million ($12.8 million pretax) for the six months ended June 30, 2003 were deferred in other comprehensive income. Interest payable and receivable under the swap terms are accrued and recorded as adjustments to interest expense at each reporting date.

         The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases and other obligations. After tax losses of $0.2 million ($0.5 million pretax) for the three months ended June 30, 2003 and after tax losses of $0.9 million ($1.6 million pretax) for the six months ended June 30, 2003 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

         The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. After tax losses of $1.2 million ($2.0 million pretax) for the three months ended June 30, 2003 and after tax losses of $2.4 million ($4.1 million pretax) for the six months ended June 30, 2003 were deferred in other comprehensive income.

         Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the consolidated balance sheets at fair value with changes in fair value recognized in earnings. Pre-tax (gains) losses recorded in the consolidated statements of operations for the three and six months ended June 30, 2003 were ($5.3) million and ($9.5) million, respectively.

         NEW PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4 and requires the criteria under Opinion 30 to determine if losses from extinguishment of debt should be classified as extraordinary items. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback arrangements be accounted for in a similar manner as sale-leaseback transactions. The Company has adopted SFAS No. 145 as related to SFAS No. 4 effective January 1, 2003. In the second quarter 2002, the Company reported an extraordinary loss of $9.8 million for the early redemption of borrowings from affiliates. This extraordinary loss has been reclassified and presented as a loss from operating earnings. The Company adopted the remaining provisions of SFAS 145 effective April 1, 2002.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods for a change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect the method used had on reported results. The Company adopted the annual disclosure requirement on December 31, 2002. There is no material impact on the Company's financial statements related to the adoption of this standard.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation of variable interest entities by the primary beneficiary, when the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties and/ or the equity investor lacks certain essential characteristics of a controlling financial interest. FIN 46 requires existing variable interest entities to be consolidated if those entities do not effectively disburse risk among the parties involved. The interpretation becomes effective at various dates in 2003 and provides various transition rules. The Company is assessing the impact of the adoption of FIN 46 on its financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is evaluating the impact of the adoption of this standard on its results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for existing instruments effective July 1, 2003. Upon adoption of SFAS 150, the Company will reclassify its mandatorily redeemable preferred securities, entered into with FMCAG, to liabilities. The Company is evaluating the impact of the adoption of this standard on its results of operations.

NOTE 2. INVENTORIES

                                                                JUNE 30,      DECEMBER 31,
                                                                  2003           2002
                                                               ----------     -----------
Inventories:
  Raw materials .........................................      $   46,184     $    44,670
  Manufactured goods in process .........................          12,420          11,127
  Manufactured and purchased inventory available for sale          75,294          70,127
                                                               ----------     -----------
                                                                  133,898         125,924
  Health care supplies ..................................          56,074          59,968
                                                               ----------     -----------
       Total ............................................      $  189,972     $   185,892
                                                               ==========     ===========

NOTE 3. DEBT

         2003 SENIOR CREDIT AGREEMENT

         On February 21, 2003, the Company and FMCAG entered into an amended and restated credit agreement (hereafter "2003 Senior Credit Agreement") with Bank of America N.A, Credit Suisse First Boston, Dresdner Bank AG New York, JPMorgan Chase Bank, The Bank of Nova Scotia and certain other lenders (collectively, the "Lenders"), pursuant to which the Lenders have made available to the Company and certain subsidiaries and affiliates an aggregate of up to $1,500,000 through three credit facilities:

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

- a term loan facility ("Loan B") of $500,000, scheduled to expire February 21, 2010 with a repayment provision that if the Trust Preferred Securities due February 1, 2008 are not repaid, refinanced or have their maturity extended, repayment will be due on October 31, 2007. The terms of the Loan B require repayments of 0.25% ($1,250) per quarter beginning with the second quarter of 2003.

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

         The 2003 Senior Credit Agreement includes covenants that require FMCAG to maintain certain financial ratios or meet other financial tests. Under the Senior Credit Agreement, FMCAG is obligated to maintain a minimum consolidated net worth, a minimum consolidated fixed charge ratio and a maximum leverage ratio (ratio of consolidated funded debt to EBIDTA). In addition, the 2003 Senior Credit Agreement includes other covenants which, among other things, restrict or have the effect of restricting the Company's ability to dispose of assets, incur debt, pay dividends, create liens or make capital expenditures, investments and acquisitions. The breach of any of the covenants could result in a default under the 2003 Senior Credit Agreement. In default, the outstanding balance under the 2003 Senior Credit Agreement becomes due and payable. FMCAG is in compliance with all financial covenants as of June 30, 2003.

                                                  JUNE 30,    DECEMBER 31,
                                                    2003         2002
                                                 ----------   ----------
Long-term debt to outside parties consists of:

2003 Senior Credit Agreement .................   $  738,038   $  616,900
Other ........................................        2,717        1,840
                                                 ----------   ----------
                                                    740,755      618,740
Less amounts classified as current ...........        7,367        1,840
                                                 ----------   ----------
                                                 $  733,388   $  616,900
                                                 ==========   ==========

         Borrowings from affiliates consists of:

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2003         2002
                                                                  ----------   -----------
FMCAG borrowings primarily at interest
   rates approximating 1.08% and 2.22%, respectively ..........   $  124,243   $  214,000
RTC Holdings International, Inc. borrowings at a fixed interest
   rate of 2.7% ...............................................       11,000       11,000
Fresenius AG borrowing at interest rates approximating 1.32%
and 2.73%, respectively .......................................       50,000        6,000
Fresenius Medical Care Trust Finance S.a.r.l. borrowings at
   interest rates ranging between 8.25% and 9.25% .............      654,244      654,244
Franconia Acquisition, LLC at interest rates approximating
    1.57% and 2.40%, respectively .............................       83,721       83,721
Other .........................................................          224        1,122
                                                                  ----------   ----------
                                                                     923,432      970,087
Less amounts classified as current                                   268,964      315,394
                                                                  ----------   ----------
Total .........................................................   $  654,468   $  654,693
                                                                  ==========   ==========

NOTE 4. TRANSACTONS UNDER COMMON CONTROL

            Effective April 1, 2003, FMCH acquired, through a transfer, legal ownership of the North American operations of the adsorber business of Fresenius AG. Net assets of $17,416 were transferred at their carrying value since the subsidiaries remain under control of a common parent. The results of operations and cash flows of the adsorber business are included prospectively in these financial statements effective as the date of transfer.

NOTE 5. MANDATORILY REDEEMABLE PREFERRED SECURITIES

         During 2001 and 2000, a wholly-owned subsidiary of the Company issued shares of various series of Preferred Stock ("Redeemable Preferred Securities") to NMC which were then transferred to FMCAG for proceeds totaling $392,037 in 2001 and $305,500 in 2000. No Redeemable Preferred Securities were issued during the six months ended June 30, 2003. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                               JUNE 30,       DECEMBER 31,
                                                 2003            2002
                                              -----------     -----------
MANDATORILY REDEEMABLE PREFERRED SECURITIES
   Series A Preferred Stock, 1,000 shares ..  $   113,500     $   113,500
   Series B Preferred Stock, 300 shares ....       34,000          34,000
   Series C Preferred Stock, 1,700 shares ..      192,000         192,000
   Series D Preferred Stock, 870 shares ....       97,500          97,500
   Series E Preferred Stock, 1,300 shares ..      147,500         147,500
   Series F Preferred Stock, 980 shares ....      113,037         113,037
                                              -----------     -----------
                                                  697,537         697,537
   Mark to Market Adjustment ...............      120,839          73,672
                                              -----------     -----------
   Total ...................................  $   818,376     $   771,209
                                              ===========     ===========

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

         Redeemable Preferred Securities (Series A and C) originally due to be sold to the Company in 2002 for Euro 341,385 had their redemption dates extended until October and November 2003, respectively. The other Redeemable Preferred Securities will be sold back to the Company two years from their respective date of issuance for a total amount equal to Euros 160,388 (Series B and F) and US dollars $245,000 (Series D and E) plus any accrued and unpaid dividends. Redeemable Preferred Securities (Series B, E, and F) have redemption dates in August 2003. Redeemable Preferred Securities (Series D) are scheduled for redemption in April 2004. The Company expects that all securities will be extended or refinanced for a term of up to three years upon their maturity.

         Dividends were recorded and classified as part of interest expense in the consolidated statement of operations in the amounts of $10,139 and $10,646 in the three month periods ended June 30, 2003 and 2002, respectively and $19,818 and $20,575 in the six month periods ended June 30, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, cash dividend payments were made totaling $8,733 and $29,850, respectively. No dividend payments were made in the three months ended June 30, 2003 and 2002. The Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

         The Company records mark to market adjustments based on fluctuations in currency rates and records the offset to accumulated comprehensive income.

         The holders of the Redeemable Preferred Securities have the same participation rights as the holders of all other classes of capital stock of the issuing subsidiary.

NOTE 6:  RETIREMENT OF INTERCOMPANY DEBT

            On June 27, 2002 the Company repaid its intercompany debt to FMC Finance S.a.r.l in the amount of $350,995, originally due in 2006, utilizing funds borrowed under its senior credit facility. At that time, an extraordinary loss of $9,780, net of a tax benefit of $6,530 was recorded for the premium owed to FMC Finance S.a.r.l for the early retirement of this obligation in accordance with the terms of the intercompany debt agreement.

            As of January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections in regard to SFAS No. 4. As a result, the loss is no longer presented as an extraordinary loss, but in interest expense, with the related income tax effect included in income taxes.

NOTE 7:  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

            Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

                                            JUNE 30,
                                              2003
                                           -----------
Carrying value as of December 31, 2002     $ 2,934,581
Goodwill acquired for the six months
     ended June 30, 2003 .............          20,810
Reclassifications ....................         (11,566)
                                           -----------
Carrying value as of June 30, 2003 ...     $ 2,943,825
                                           ===========

At June 30, 2003 and December 31, 2002, other intangible assets consisted of the following:

                                                   JUNE 30, 2003                            DECEMBER 31, 2002
                                      ---------------------------------------     ---------------------------------------
                                        GROSS                                      GROSS
                                      CARRYING       ACCUMULATED    CARRYING      CARRYING       ACCUMULATED    CARRYING
                                        VALUE       AMORTIZATION      VALUE         VALUE       AMORTIZATION      VALUE
                                      ---------     ------------    ---------     ---------     ------------    ---------
AMORTIZABLE INTANGIBLE ASSETS:
    Patient Relationships             $ 236,808      $(196,575)     $  40,233     $ 236,446      $(189,277)     $  47,169

    Other Intangibles                 $ 108,982      $ (59,102)     $  49,880     $ 108,982      $ (57,356)     $  51,626
                                      ---------      ---------      ---------     ---------      ---------      ---------

                                      $ 345,790      $(255,677)     $  90,113     $ 345,428      $(246,633)     $  98,795
                                      =========      =========      =========     =========      =========      =========
NON-AMORTIZABLE INTANGIBLE ASSETS

Tradename                             $ 210,137      $      --      $ 210,137     $ 210,137      $      --      $ 210,137

    Management Contracts              $ 204,224      $      --      $ 204,224     $ 183,056      $      --      $ 183,056
                                      ---------      ---------      ---------     ---------      ---------      ---------

                                      $ 414,361      $      --      $ 414,361     $ 393,193      $      --      $ 393,193
                                      =========      =========      =========     =========      =========      =========

NET INTANGIBLES                       $ 760,151      $(255,677)     $ 504,474     $ 738,621      $(246,633)     $ 491,988
                                      =========      =========      =========     =========      =========      =========

            Amortization expense for amortizable intangible assets at June 30, 2003 is estimated to be $10,500 for the remaining six months of 2003, $16,500 for 2004, $15,100 for 2005, $10,600 for 2006, and $7,900 for 2007.

NOTE 8. SPECIAL CHARGE FOR LEGAL MATTERS

            In the fourth quarter of 2001, the Company recorded a $258 million special charge to address 1996 merger-related legal matters, estimated liabilities and legal expenses arising in connection with the Grace Chapter 11 Proceedings and the cost of resolving pending litigation and other disputes with certain commercial insurers (see Note 11).

            The Company accrued $172 million principally representing a provision for income taxes payable for the years prior to the 1996 merger for which the Company has been indemnified by W.R. Grace, but may ultimately be obligated to pay as a result of Grace's Chapter 11 Proceedings. In addition, that amount included the estimated costs of defending the Company in all litigation arising out of Grace's Chapter 11 Proceedings. During the second quarter of 2003, the court supervising Grace's Chapter 11 Proceedings approved the definitive settlement agreement entered into among the Company, the committees representing asbestos creditors and W.R. Grace.

            The Company included $55 million in the special charge to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable relating to various insurance companies. In the second quarter of 2003, the Company reached an agreement to settle litigation with another group of insurance companies (see Note 11) and a process to resolve remaining accounts receivable issues. The Company continues its discussions and negotiations with the commercial insurers to resolve this component of the special charge.

            The remaining amount of the special charge ($30 million) was accrued mainly for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters.

            Based on these developments, the Company has reduced its estimate for the settlement and related costs of the Grace Chapter 11 Proceedings by $39 million. This reduction of the provision for the Grace matter has been applied to the other components of the special charge (i.e., reserves for settlement obligations and disputed accounts receivable from the commercial insurers and other merger-related legal matters). At June 30, 2003, there was a remaining balance of $179 million for the accrual for the special charge for legal matters. The Company believes that this reserve is adequate for the settlement of all matters described above.

During the three and six months ended June 30, 2003, $7 million and $12 million, respectively in charges were applied against the accrued special charge for legal matters.

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

NOTE 10.  PENSION PLANS

         During the first quarter of 2002, the Company recorded a gain of approximately $13.1 million resulting from the curtailment of the Company's defined benefit and supplemental executive retirement plans. The Company has retained all employee pension obligations as of the closing date for the fully-vested and frozen benefits for all employees.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

         On February 6, 2003, the Company reached a definitive agreement with the asbestos creditors' committees on behalf of the W.R. Grace and Co. bankruptcy estate in the matters pending in the Grace Chapter 11 Proceedings for the settlement of all fraudulent conveyance claims against it and other claims related to the Company that arise out of the bankruptcy of W.R. Grace & Co. Subsequently, the settlement agreement was amended and W.R. Grace was added as a settling party. Under the terms of the settlement agreement as amended (the "Settlement Agreement"), fraudulent conveyance and other claims raised on behalf of asbestos claimants will be dismissed with prejudice and the Company will receive protection against existing and potential future W.R. Grace & Co. related claims, including fraudulent conveyance and asbestos claims, and indemnification against income tax claims related to the non-NMC members of the W.R. Grace & Co. consolidated tax group upon confirmation of a W.R. Grace & Co. bankruptcy reorganization plan that contains such provisions. Under the Settlement Agreement, the Company will pay a total of $115,000 to the W.R. Grace & Co. bankruptcy estate, or as otherwise directed by the Court, upon plan confirmation. No admission of liability has been or will be made. The Settlement Agreement has been approved by the U.S. District Court. Subsequent to the Merger, W.R. Grace & Co. was involved in a multi-step transaction involving Sealed Air Corporation (formerly known as Grace Holding, Inc.). The Company is engaged in litigation with Sealed Air Corporation ("Sealed Air") to confirm the Company's entitlement to indemnification from Sealed Air for all losses and expenses incurred by the Company relating to pre-Merger tax liabilities and Merger-related claims. Under the Settlement Agreement, upon confirmation of a plan that satisfies the conditions to the Company's payment obligation, this litigation will be dismissed with prejudice.

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

         On April 4, 2003, the Company filed a suit in the United States District Court for the Northern District of California, Fresenius USA, Inc., et al., v. Baxter International Inc., et al., Case No. C 03-1431, seeking a declaratory judgment that the Company does not infringe on patents held by Baxter International, Inc. and its subsidiaries and affiliates ("Baxter"), that the patents are invalid, and that Baxter is without right or authority to threaten or maintain suit against the Company for alleged infringement of Baxter's patents. In general, the alleged patents concern touch screens, conductivity alarms, power failure data storages, and balance chambers for hemodialysis machines. Baxter has filed counterclaims against the Company seeking monetary damages and injunctive relief, and alleging that the Company willfully infringes on the Baxter's patents. The Company believes its claims are meritorious, although the ultimate outcome of any such proceedings cannot be predicted at this time and an adverse result could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         NOTE 12. INDUSTRY SEGMENTS INFORMATION

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

The table below provides information for the three and six months ended June 30, 2003 and 2002 pertaining to the Company's two industry segments.

                                                                                    LESS
                                                    DIALYSIS       DIALYSIS     INTERSEGMENT
                                                    SERVICES       PRODUCTS         SALES          TOTAL
                                                   ----------     ----------    ------------    ----------
NET REVENUES
Three Months Ended                     6/30/03     $  849,986     $  195,790     $   90,432     $  955,344
Three Months Ended                     6/30/02        818,666        191,507         79,773        930,400

Six Months Ended                       6/30/03     $1,678,212     $  386,330     $  179,397     $1,885,145
Six Months Ended                       6/30/02      1,607,199        374,714        157,609      1,824,304

OPERATING EARNINGS
Three Months Ended                     6/30/03     $  104,994     $   36,314             --     $  141,308
Three Months Ended                     6/30/02        103,548         35,201             --        138,749

Six Months Ended                       6/30/03     $  205,077     $   70,873             --     $  275,950
Six Months Ended                       6/30/02        196,740         70,531             --        267,271

ASSETS AT                              6/30/03     $2,618,949     $  620,254                    $3,239,203
                                      12/31/02      2,657,692        635,778             --      3,293,470

DEPRECIATION AND AMORTIZATION
Three Months Ended                     6/30/03     $23,660     $ 4,594     --     $28,254
Three Months Ended                     6/30/02      26,795       4,381     --      31,176

Six Months Ended                       6/30/03     $49,383     $ 8,964     --     $58,347
Six Months Ended                       6/30/02      52,479       8,682     --      61,161

         Total assets at June 30, 2003 of $5,240,946 is comprised of total assets for reportable segments, $3,239,203; intangible assets not allocated to segments, $1,876,359 accounts receivable financing agreement ($248,574); and other corporate assets, $373,958.

         Total assets at December 31, 2002 is comprised of total assets for reportable segments, $3,293,470; intangible assets not allocated to segments, $1,876,780; accounts receivable financing agreement ($445,249); and other corporate assets, $285,343.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                          ------------------------      ------------------------
        SEGMENT RECONCILIATION                              2003           2002           2003           2002
        ----------------------                            ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES:

     Total operating earnings for reportable segments     $ 141,308      $ 138,749      $ 275,950      $ 267,271
     Corporate G&A ..................................        (6,011)        (1,956)       (10,842)          (848)
     Corporate depreciation and amortization ........        (1,348)        (5,462)        (2,693)       (10,912)
     Research and development expense ...............        (1,983)        (2,007)        (4,128)        (4,005)
     Net interest expense ...........................       (48,847)       (72,118)      (100,157)      (127,141)
                                                          ---------      ---------      ---------      ---------

     Income Before Income Taxes .....................     $  83,119      $  57,206      $ 158,130      $ 124,365
                                                          =========      =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company. The discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this document.

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

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                     --------------------------             ---------------------------
                                                       (DOLLARS IN MILLIONS)                   (DOLLARS IN MILLIONS)
                                                     --------------------------             ---------------------------
                                                       2003              2002                  2003             2002
                                                     ---------        ---------             ---------         ---------
NET REVENUES
   Dialysis Services............................     $     850        $     819             $   1,678         $   1,607
   Dialysis Products............................           195              191                   386               375
   Intercompany Eliminations....................           (90)             (80)                 (179)             (158)
                                                     ---------        ---------             ---------         ---------
Total Net Revenues..............................     $     955        $     930             $   1,885         $   1,824
                                                     =========        =========             =========         =========
Operating Earnings:
   Dialysis Services............................     $     105        $     103             $     205         $     197
   Dialysis Products............................            36               35                    71                70
                                                     ---------        ---------             ---------         ---------
Total Operating Earnings........................           141              138                   276               267
                                                     ---------        ---------             ---------         ---------
Other Expenses:
   General Corporate............................     $       7        $       7             $      14         $      12
   Research & Development.......................             2                2                     4                 4
   Interest Expense, Net........................            49               72                   100               127
                                                     ---------        ---------             ---------         ---------
Total Other Expenses............................            58               81                   118               143
                                                     ---------        ---------             ---------         ---------

Earnings Before Income Taxes ...................            83               57                   158               124
Provision for Income Taxes......................            29               22                    59                49
                                                     ---------        ---------             ---------         ---------
Net Income......................................     $      54        $      35             $      99         $      75
                                                     =========        =========             =========         =========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Net revenues for the second quarter of 2003 increased by 3% ($25 million) over the comparable period in 2002. Net income for the second quarter of 2003 increased by 55% to $54 million as compared to $35 million in 2002. This increase was due to increased operating earnings ($3 million), and decreased interest expense ($23 million), partially offset by increased income taxes ($7 million).

         DIALYSIS SERVICES

         Dialysis Services net revenues for the second quarter of 2003 increased by 4% to $846 million (net of $4 million of intercompany sales). The growth in dialysis services revenue resulted primarily from a 7% increase in treatment volume reflecting base business growth (4%); the impact of 2003 and 2002 acquisitions (1%), and the transfer of billing for some Medicare peritoneal dialysis patients from Dialysis Products (Method II billing) to Dialysis Services (Method I billing) (2%). The increase in treatment volume was partially offset by a decrease in revenue per treatment from $285 in the second quarter of 2002 to $275 in the second quarter of 2003. The decrease in revenue rate per treatment is primarily due to the change from Method II to Method I billing and decreased ancillary revenues.

         Dialysis Services operating earnings for the second quarter of 2003 increased by 2% ($2 million) as compared to the comparable period of 2002. The operating margin decreased from 12.6% in the second quarter of 2002 to 12.4% in the second quarter of 2003 resulting primarily from lower ancillary margins in 2003 versus 2002.

         DIALYSIS PRODUCTS

         Dialysis Products gross revenues increased by 2% to $195 million in the second quarter of 2003 as compared to $191 million in the comparable period of 2002. Internal sales to Dialysis Services increased by 12% to $85 million and were partially offset by a decrease in external sales of 4% to $110 million. Dialysis Product external sales in the second quarter of both 2003 and 2002 include the sales of machines to a third party leasing company which are leased back by Dialysis Services. Dialysis Product external sales in the second quarter 2002 also includes Method II PD revenues for Dialysis Services patients. Method II patients were transferred to Method I effective January 1, 2003 therefore there were no similar Method II revenues recorded in the second quarter 2003. Dialysis Products measures its external sales performance based on its sales to the "net available external market." The net available external market excludes machine sales and Method II revenues involving Dialysis Services as well as sales to other vertically integrated dialysis companies. Net available external market sales increased by 5% to $97 million in the second quarter of 2003 as compared to $92 million in 2002.

         The Company uses net available external market as a key operating metric as it eliminates the impact of internal sales and activity with another vertically integrated company to provide a true measure of product that is sold into the market. The following is a reconciliation of gross product revenues to net available external market for the quarter ended June 30, 2003 and 2002.

                                                 Three Months Ended
                                                       June 30,
                                                 -------------------
                                                (dollars in millions)
                                                 2003          2002
                                                 -----         -----
Gross product revenues .....................     $ 195         $ 191
Intercompany eliminations ..................       (85)          (76)
                                                 -----         -----
External revenues ..........................       110           115
Machine sales ..............................       (10)           (9)
Vertically integrated dialysis company sales        (3)           (3)
Method II sales ............................         -           (11)
                                                 -----         -----
Net available external market sales ........     $  97         $  92
                                                 =====         =====

         Dialysis Products operating earnings for the second quarter of 2003 increased by 3% to $36 million from $35 million in the comparable period of 2002. The operating margin increased from 30.4% in the second quarter of 2002 to 32.8% in the second quarter of 2003 primarily resulting from lower manufacturing costs in 2003 versus 2002.

         OTHER EXPENSES

         The Company's other expenses for the second quarter of 2003 decreased by 28% to $58 million as compared to $81 million in the comparable period of 2002 due to a decrease in interest expense of $23 million. The decrease in interest expense is primarily the result of lower intercompany borrowings ($7 million) and a non-recurring charge for the early retirement of intercompany borrowings in the second quarter 2002 ($16 million). In the second quarter of 2002, the Company repaid its intercompany debt to FMC Finance S.a.r.l. in the amount of approximately $351 million. At the time, an extraordinary loss of approximately $10 million, net of a tax benefit of $6 million was recorded for the premium owed to FMC Finance S.a.r.l. for the early retirement of this obligation. With the adoption of SFAS 145, the loss is no longer presented as an extraordinary loss, but in interest expense ($16 million) and related tax benefit ($6 million) included in income taxes. (See Note 6 to Unaudited, Consolidated Financial Statements.)

         General corporate expenses remained comparable at $7 million for the three months ended June 30, 2003 and 2002 resulting from reduced amortization expense of $4 million and lower general corporate costs of $1 million, entirely offset by unfavorable fluctuations in foreign currency of $5 million ($5 million in gains realized in the three months ended June 30, 2003 as compared to $10 million in gains in the comparable period of 2002).

         INCOME TAX RATE

         The effective tax rate from operations for the second quarter of 2003 (35.3%) is lower than the rate for the comparable period of 2002 (39.4%) due to tax benefits related to the special charge for legal matters partially offset by additional provisions for tax related matters.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Net revenues for the first six months of 2003 increased by 3% ($61 million) over the comparable period in 2002. Net income for the first six months of 2003 increased by 32% to $99 million as compared to $75 million in 2002. This increase was due to increased operating earnings ($9 million), and decreased interest expense ($27 million), partially offset by increased general corporate expenses ($2 million) and increased income taxes ($10 million).

         DIALYSIS SERVICES

         Dialysis Services net revenues for the first six months of 2003 increased by 4% to $1,669 million (net of $9 million of intercompany sales). The growth in dialysis services revenue resulted primarily from a 7% increase in treatment volume reflecting base business growth (4%); the impact of 2003 and 2002 acquisitions (1%), and the transfer of billing for some Medicare peritoneal dialysis patients from Dialysis Products (Method II billing) to Dialysis Services (Method I billing) (2%). The increase in treatment volume was partially offset by a decrease in revenue per treatment from $285 in the first six months of 2002 to $277 in the first six months of 2003. The decrease in revenue rate per treatment is primarily due to the change from Method II to Method I billing and decreased ancillary revenues.

         Dialysis Services operating earnings for the first six months of 2003 increased by 4% ($8 million) as compared to the comparable period of 2002 consistent with revenue growth. The operating margin remained constant at 12.3% for both the first six months of 2003 and 2002.

         DIALYSIS PRODUCTS

         Dialysis Products gross revenues increased by 3% to $386 million for the first six months of 2003 as compared to $375 million in the comparable period 2002. Internal sales to Dialysis Services increased by 14% to $170 million and were partially offset by a decrease in external sales of 4% to $216 million. Dialysis Product external sales the first six months of both 2003 and 2002 include the sales of machines to a third party leasing company which are leased back by Dialysis Services. Dialysis Product external sales in the first six months of 2002 also includes Method II PD revenues for Dialysis Services patients. Method II patients were transferred to Method I effective January 1, 2003 therefore there were no similar Method II revenues recorded in the second quarter 2003. Dialysis Products measures its external sales performance based on its sales to the "net available external market." The net available external market excludes machine sales and Method II revenues involving Dialysis Services as well as sales to other vertically integrated dialysis companies. Net available external market sales increased by 5% to $191 million in the first six months of 2003 as compared to $181 million in 2002.

         The Company uses net available external market as a key operating metric as it eliminates the impact of internal sales and activity with another vertically integrated company to provide a true measure of product that is sold into the market. The following is a reconciliation of gross product revenues to net available external market for the six months ended June 30, 2003 and 2002.

                                                   Six Months Ended
                                                       June 30,
                                                 -------------------
                                                (dollars in millions)
                                                 2003           2002
                                                 -----         -----
Gross product revenues .....................     $ 386         $ 375
Intercompany eliminations ..................      (170)         (149)
                                                 -----         -----
External revenues ..........................       216           226
Machine sales ..............................       (18)          (15)
Vertically integrated dialysis company sales        (7)           (9)
Method II sales ............................        --           (21)
                                                 -----         -----
Net available external market sales ........     $ 191         $ 181
                                                 =====         =====

         Dialysis Products operating earnings for the first six months of 2003 increased by 1% to $71 million from $70 million in the comparable period of 2002. The operating margin increased from 31.0% in the first six months of 2002 to 32.9% in the first six months of 2003 primarily resulting from lower manufacturing costs in 2003 versus 2002.

         OTHER EXPENSES

         The Company's other expenses for the first six months of 2003 decreased by 17% to $118 million as compared to $143 million in the comparable period of 2002 due to a decrease in interest expense of $27 million partially offset by increased general corporate expenses ($2 million). The decrease in interest expense is primarily the result of lower intercompany borrowings ($11 million) and a non-recurring charge for the early retirement of intercompany borrowings in the second quarter of 2002 ($16 million). In the second quarter of 2002, the Company repaid its intercompany debt to FMC Finance S.a.r.l. in the amount of approximately $351 million. At the time, an extraordinary loss of approximately $10 million, net of a tax benefit of $6 million was recorded for the premium owed to FMC Finance S.a.r.l. for the early retirement of this obligation. With the adoption of SFAS 145, the loss is no longer presented as an extraordinary loss, but in interest expense ($16 million) and related tax benefit ($6 million) included in income taxes. (See Note 6 to Unaudited Consolidated Financial Statements.)

         The increase in general corporate expenses is primarily due to a one-time gain on pension curtailment of $13 million that was realized in the first quarter of 2002 partially offset by favorable fluctuations in foreign currency of $3 million ($11 million in gains realized in the six months ended June 30, 2003 as compared to $8 million in gains in the comparable period of
2002) and reduced amortization expense of $8 million.

         INCOME TAX RATE

         The effective tax rate from operations for the first six months of 2003 (37.4%) is lower than the rate for the comparable period of 2002 (39.6%) due to tax benefits related to the special charge for legal matters partially offset by additional provisions for tax related matters.

LIQUIDITY AND CAPITAL RESOURCES

         SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

         The Company's cash requirements for the first six months of 2003 and 2002 were funded by cash from operations, additional intercompany borrowings, borrowings under its credit facility and proceeds from a receivable financing facility.

         OPERATING ACTIVITIES

         The Company generated cash from operations of $212 million in the first six months of 2003 as compared to $130 million in the comparable period of 2002. The increase in operating cash of $82 million is primarily related to lower interest payments of $55 million, decreased tax payments of $15 million, improvements in accounts receivable of $55 million resulting from favorable cash collections, partially offset by net other working capital of $43 million.

         INVESTING ACTIVITIES

         Net cash used in investing activities was $64 million in the first six months of 2003 as compared to $65 million in the first six months of 2002. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations in 2003 and 2002. The decreases in cash used in investing related to decreased acquisition spending ($5 million) and increases in net capital expenditures ($5 million). Acquisition spending in the first six months of 2003 and 2002 was approximately $18 million and $23 million respectively with no individually significant transactions. Capital expenditures totaling $51 million in the first six months of 2003 and $45 million in the first six months of 2002 respectively, were made for new clinics, improvements to existing clinics and maintenance of production facilities.

         FINANCING ACTIVITIES

         On February 21, 2003 the Company and FMCAG entered into an amended and restated credit agreement ("2003 Senior Credit Agreement") with the Bank of America N.A., Credit Suisse First Boston, Dresdner Bank AG New York, JPMorgan Chase Bank, the Bank of Nova Scotia, and certain other lenders (collectively, the "Lenders"), pursuant to which the Lenders have made available to the Company and certain subsidiaries and affiliates an aggregate of up to $1.5 billion through three credit facilities. The three facilities include a revolving facility of $500 million and two term loan facilities of $500 million each. The Company used the initial borrowings under the 2003 Senior Credit Agreement to refinance outstanding borrowings under our prior senior credit agreement and for general corporate purposes (See Note 3 of the Consolidated Financial Statements).

         Net cash flows used in financing activities were $144 million in the first six months of 2003 as compared to $63 million in the comparable period of 2002 for a change of $81 million. Increase in net cash used in financing activities in the first six months of 2003 is principally related to a decrease in borrowing from affiliates of $47 million, along with approximately $121 million in increases in borrowings from the Company's 2003 Senior Credit Facility. Debt and capital lease obligations in 2002 increased by $321 million primarily due to higher borrowings under the Company's credit facility in order to fund the early repayment of intercompany debt and the premium on the early redemption of this intercompany obligation. (See Note 6 of the Consolidated Financial Statements).

         The Company has an asset securitization facility (the "Accounts Receivable Facility") whereby receivables are sold to NMC Funding Corporation (the "Transferor"), a wholly owned subsidiary of the Company, and subsequently the Transferor transfers and assigns percentage ownership interests in receivables to certain bank investors. The maximum securitization limit under the Accounts Receivable Facility is $560 million at June 30, 2003. The facility has a term of 364 days and matures on October 23, 2003. The Company has historically renewed this facility for a new 364 day term upon maturity.

         For the six months ended June 30, 2003, the Company decreased its sales under the Accounts Receivable Facility by $197 million primarily using funds drawn under the 2003 Senior Credit Agreement. Accounts receivable on the face of the balance sheet are shown net of the Accounts Receivable Facility.

         Approximately $9 million of cash was paid to redeem the Company's Series D Preferred Stock (See Note 9 of the Consolidated Financial Statements). In addition, approximately $12 million was used for payment of debt issuance costs related to the Company's 2003 Senior Credit Agreement.

         Short-term borrowings are made under the Accounts Receivable Facility and from affiliates. Long-term financing is provided by the revolving credit portion of our senior credit facility. We believe that our existing credit facility, cash generated from operations and other current sources of financing are sufficient to meet our foreseeable cash requirements.

         The 2003 Senior Credit Agreement includes covenants that require FMCAG to maintain certain financial ratios or meet other financial tests. Under the Senior Credit Agreement, FMCAG is obligated to maintain a minimum consolidated net worth, a minimum consolidated fixed charge ratio (ratio of consolidated funded debt to EBIDTA) and a maximum leverage ratio. In addition, the 2003 Senior Credit Agreement includes other covenants which, among other things, restrict or have the effect of restricting the Company's ability to dispose of assets, incur debt, pay dividends, create liens or make capital expenditures, investments and acquisitions. The breach of any of the covenants could result in a default under the 2003 Senior Credit Agreement. In default, the outstanding balance under the 2003 Senior Credit Agreement becomes due and payable. FMCAG is in compliance with all financial covenants as of June 30, 2003.

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

         RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS

         The growth of the Company's business through acquisitions has created a significant amount of intangible assets, including goodwill, patient relationships, tradenames and other intangibles. At June 30, 2003, the carrying amount of net intangible assets amounted to $3,448 million representing approximately 66% of the Company's total assets. SFAS 144, Accounting for the Impairment or Disposal of long lived Assets, requires assessment of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might be impaired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment at least once a year, at the end of the year.

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

         LEGAL CONTINGENCIES

         The Company is a party to certain litigation including the commercial insurer litigation, W.R. Grace & Co. bankruptcy and Sealed Air Corporation indemnification litigation and other litigation arising in the ordinary course of the Company's business as described in Note 11 "Commitments and Contingencies" in the Company's Unaudited Consolidated Financial Statements. The outcome of these matters may have a material effect on the Company's financial position, results of operations or cash flows.

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

         Net Revenues from machine sales to a third party leasing company where there is a leaseback of the machines by the Dialysis Services Division were $9.9 million and $9.2 million for the three months ended June 30, 2003 and 2002, and $18.2 million and $14.6 million for the six months ended June 30, 2003 and 2002 respectively. The profits on these sales are deferred and amortized to earnings over the lease terms.

         SELF INSURANCE PROGRAMS

         The Company is self-insured for professional, product and general liability, auto and worker's compensation claims up to predetermined amounts above which third party insurance applies. Estimates include ultimate costs for both reported and incurred but not reported claims.

         TAX MATTERS

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

         At June 30, 2003, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is recorded as a liability valued at approximately $112.0 million and the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is recorded as an asset valued at approximately $143.7 million. The Company had outstanding contracts covering the purchase of 615.4 million Euros ("EUR") at an average contract price of $0.9601 per EUR, for delivery between July 2003 and May 2004, contracts for the purchase of 84 million Mexican Pesos at an average contract price of 1039101 pesos per US dollar, and contracts for the purchase of $9.1 million US dollars at an average contract price of $.6522 per Canadian Dollar.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing of this report, as contemplated by Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in alerting them in a timely manner that all material information required to be filed in this quarterly report has been made known to them. There have been no significant changes to internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

         On February 6, 2003, the Company reached a definitive agreement with the asbestos creditors' committees on behalf of the W.R. Grace and Co. bankruptcy estate in the matters pending in the Grace Chapter 11 Proceedings for the settlement of all fraudulent conveyance claims against it and other claims related to the Company that arise out of the bankruptcy of W.R. Grace & Co. Subsequently, the settlement agreement was amended and W.R. Grace was added as a settling party. Under the terms of the settlement agreement as amended (the "Settlement Agreement"), fraudulent conveyance and other claims raised on behalf of asbestos claimants will be dismissed with prejudice and the Company will receive protection against existing and potential future W.R. Grace & Co. related claims, including fraudulent conveyance and asbestos claims, and indemnification against income tax claims related to the non-NMC members of the W.R. Grace & Co. consolidated tax group upon confirmation of a W.R. Grace & Co. bankruptcy reorganization plan that contains such provisions. Under the Settlement Agreement, the Company will pay a total of $115,000 to the W.R. Grace & Co. bankruptcy estate, or as otherwise directed by the Court, upon plan confirmation. No admission of liability has been or will be made. The Settlement Agreement has been approved by the U.S. District Court. Subsequent to the Merger, W.R. Grace & Co. was involved in a multi-step transaction involving Sealed Air Corporation (formerly known as Grace Holding, Inc.). The Company is engaged in litigation with Sealed Air Corporation ("Sealed Air") to confirm the Company's entitlement to indemnification from Sealed Air for all losses and expenses incurred by the Company relating to pre-Merger tax liabilities and Merger-related claims. Under the Settlement Agreement, upon confirmation of a plan that satisfies the conditions to the Company's payment obligation, this litigation will be dismissed with prejudice.

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

         On April 4, 2003, the Company filed a suit in the United States District Court for the Northern District of California, Fresenius USA, Inc., et al., v. Baxter International Inc., et al., Case No. C 03-1431, seeking a declaratory judgment that the Company does not infringe on patents held by Baxter International, Inc. and its subsidiaries and affiliates ("Baxter"), that the patents are invalid, and that

Baxter is without right or authority to threaten or maintain suit against the Company for alleged infringement of Baxter's patents. In general, the alleged patents concern touch screens, conductivity alarms, power failure data storages, and balance chambers for hemodialysis machines. Baxter has filed counterclaims against the Company seeking monetary damages and injunctive relief, and alleging that the Company willfully infringes on the Baxter's patents. The Company believes its claims are meritorious, although the ultimate outcome of any such proceedings cannot be predicted at this time and an adverse result could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual Meeting. The shareholders of the Company acted by majority written consent in lieu of an annual meeting of shareholders on May 26, 2003 (the "Shareholder Action")

     (b) Election of Directors. Pursuant to the Shareholder Action, the shareholders elected Ben J. Lipps, Jerry Schneider and Ronald Kuerbitz to serve as directors until the next annual meeting of shareholders. Shares representing the 90,000,000 votes were voted in favor of the election of Messrs. Lipps, Schneider, Kuerbitz to the Board of Directors. There was no vote against their election, no abstentions and no broker non-votes.

ITEM 5. OTHER MATTERS

     (a) Resignation. Effective June 1, 2003, Jerry Schneider resigned his positions of Chief Financial Officer, Vice President and Treasurer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                           DESCRIPTION
-----------    -----------------------------------------------------------------
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

Exhibit 4.1*     Amended and Restated Credit Agreement dated as of February
               21, 2003 among Fresenius Medical Care AG, Fresenius Medical Care
               Holdings, Inc., and the agents and lenders named therein.
               (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on May 15, 2003)

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

Exhibit 10.11    Employment Agreement dated January, 1, 2003 by and between
               Ronald J. Kuerbitz and National Medical Care, Inc. (filed herewith).

Exhibit 10.12    Employment Agreement dated June 1, 2003 by and between J.
               Michael Lazarus and National Medical Care, Inc. (filed herewith).

Exhibit 10.13    Employment Agreement dated January 1, 2003 by and between
               Robert "Rice" M. Powell, Jr. and National Medical Care, Inc.
               (filed herewith).

Exhibit 10.14    Employment Agreement dated July 1, 2002 by and between John
               F. Markus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on August 14, 2002).

Exhibit 10.15    Employment Agreement dated February 4, 2003 by and between Mats
               Wahlstrom and National Medical Care, Inc. (filed herewith).

Exhibit 10.16    Employment Agreement dated June 1, 2003 by and between Michael
               Brosnan and National Medical Care, Inc. (filed herewith).

Exhibit 10.17    Retention Bonus dated October 25, 2002, by and between
               Fresenius Medical Care North America and Rice Powell (filed herewith).

Exhibit 10.18    Retention Bonus dated June 20, 2003, by and between
               Fresenius Medical Care North America and Michael Brosnan (filed herewith).

Exhibit 10.19    Retention Bonus dated August 8, 2003 by and between Fresenius
               Medical Care North America and Ronald Kuerbitz (filed herewith).

Exhibit 10.20    Subordinated Promissory Note dated as of May 18, 1999, among
               National Medical Care, Inc. and certain Subsidiaries with
               Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with Commission on November 22,
               1999).

Exhibit 10.21    Corporate Integrity Agreement between the Offices of Inspector
               General of the Department of Health and Human Services and Fresenius Medical Care Holdings, Inc. dated as of January 18,
               2000 (incorporated herein by reference to the Form 8-K of the Registrant filed with the Commission on January 21, 2000).

Exhibit 10.22    First Amended Settlement Agreement dated April 14, 2003 by and among the Company, National Medical Care, Inc., the Official
               Committee of Asbestos Personal Injury Claimants, and the Official
               Committee of Asbestos Property Damage Claimants of W.R. Grace &
               Co., W.R. Grace & Co. and W.R. Grace & Co. - Conn (incorporated herein by reference to the Form 8-K of Registrant filed with Commission on April 21, 2003).

Exhibit 11     Statement re: Computation of Per Share Earnings.

Exhibit 31.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

Exhibit 31.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

Exhibit 32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     Current report on Form 8-K, dated May 7, 2003 furnished under Item 9, "Regulation FD Disclosure". A copy of the press release announcing the Company's financial results for the quarter ended March 31, 2003 was attached to the Form 8-K.

* Confidential treatment has been requested as to certain portions of this Exhibit

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Fresenius Medical Care Holdings, Inc.

DATE: August 14, 2003                 /s/Ben J. Lipps
                                      -----------------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)