Form 10-Q
period 2003-09-30
FRESENIUS MEDICAL CARE HOLDINGS INC /NY/
filed 2003-11-13
CIK 42872

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________________TO__________________


                         COMMISSION FILE NUMBER: 1-3720

                      FRESENIUS MEDICAL CARE HOLDINGS, INC.
            --------------------------------------------------------
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

        Registrant's Telephone Number, Including Area Code: 781-402-9000
        ----------------------------------------------------------------
________________________________________________________________________________
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

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

                                TABLE OF CONTENTS

                                                                                              PAGE
PART 1: FINANCIAL INFORMATION

      ITEM 1:     FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Operations..........................     4
                  Unaudited Consolidated Statements of Comprehensive Income................     5
                  Unaudited Consolidated Balance Sheets....................................     6
                  Unaudited Consolidated Statements of Cash Flows..........................     7
                  Notes to Unaudited Consolidated Interim Financial Statements.............     9

      ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................................    20

      ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............    26

      ITEM 4:     CONTROLS AND PROCEDURES..................................................    27

PART II: OTHER INFORMATION

      ITEM 1:     Legal Proceedings........................................................    28
      ITEM 6:     Exhibits and Reports on Form 8-K.........................................    30

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ----------------------------       -------------------------------
                                                               2003              2002              2003               2002
                                                            -----------      -----------       -----------         -----------
NET REVENUES
   Health care services................................     $   872,581      $   834,079       $ 2,541,997         $ 2,432,365
   Medical supplies....................................         105,556          114,566           321,285             340,584
                                                            -----------      -----------       -----------         -----------
                                                                978,137          948,645         2,863,282           2,772,949
                                                            -----------      -----------       -----------         -----------

EXPENSES
   Cost of health care services........................         612,850          592,293         1,801,094           1,731,217
   Cost of medical supplies............................          70,244           79,660           218,569             234,278
   General and administrative expenses.................         101,121          101,065           278,284             256,905
   Provision for doubtful accounts.....................          25,677           24,482            73,635              71,820
   Depreciation and amortization.......................          29,434           36,049            90,474             108,122
   Research and development............................           2,166            2,758             6,294               6,763
   Interest expense, net and related financing costs
      including $24,511 and $26,119 for the three
      months and $74,251 and $109,785 for the nine
      months ended, respectively, of interest with
      affiliates.......................................          47,858           50,543           148,015             177,684
                                                            -----------      -----------       -----------         -----------
                                                                889,350          886,850         2,616,365           2,586,789
                                                            -----------      -----------       -----------         -----------

INCOME BEFORE INCOME TAXES ............................          88,787           61,795           246,917             186,160
PROVISION FOR INCOME TAXES.............................          33,808           25,387            92,884              74,600
                                                            -----------      -----------       -----------         -----------

NET INCOME.............................................          54,979           36,408           154,033             111,560

Basic and fully dilutive net income per share..........     $      0.61      $      0.40       $      1.71         $      1.24

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           UNAUDITED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                               -----------------------       ----------------------
                                                                 2003           2002           2003          2002
                                                               --------       --------       --------      ---------
NET INCOME ..............................................      $ 54,979       $ 36,408       $154,033      $ 111,560

Other comprehensive income

   Foreign currency translation adjustments .............         (1003)          (363)           467            750
   Derivative instruments net of deferred tax (provision)
     benefit of ($10,344) and $6,797 for the three months
     and ($5,892) and $7,955 for the nine months ended,
     respectively .......................................        15,516         (7,802)         8,838        (13,724)
                                                               --------       --------       --------      ---------
   Total other comprehensive income (loss) ..............        14,513         (8,165)         9,305        (12,974)
                                                               --------       --------       --------      ---------
COMPREHENSIVE INCOME ....................................      $ 69,492       $ 28,243       $163,338      $  98,586
                                                               --------       --------       --------      ---------


    See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                     UNAUDITED, CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       SEPTEMBER 30,        DECEMBER 31,
                                                           2003                2002
                                                       -------------        ------------
ASSETS

Current Assets:
   Cash and cash equivalents......................      $    26,581         $    30,013
   Accounts receivable, less allowances of
     $122,106 and $121,620........................          587,300             387,222
   Inventories....................................          189,591             185,892
   Deferred income taxes..........................          154,897             157,353
   Other current assets...........................          130,587             128,619
                                                        -----------         -----------
       Total Current Assets.......................        1,088,956             889,099
                                                        -----------         -----------

Properties and equipment, net.....................          524,417             531,081
                                                        -----------         -----------

Other Assets:
   Goodwill.......................................        2,946,875           2,934,581
   Other intangible assets, net of
     accumulated amortization of $260,125 and
     $246,633.....................................          504,367             491,988
   Other assets and deferred charges..............          238,456             163,595
                                                        -----------         -----------
       Total Other Assets.........................        3,689,698           3,590,164
                                                        -----------         -----------
Total Assets......................................      $ 5,303,071         $ 5,010,344
                                                        ===========         ===========

LIABILITIES AND EQUITY

Current Liabilities:
   Current portion of long-term debt and
      capitalized lease obligations...............           29,987               2,303
   Current portion of borrowing from affiliates...          261,866             315,394
   Current portion of mandatorily redeemable
      preferred securities........................          829,665             771,209
   Accounts payable...............................           71,338             100,603
   Accrued liabilities............................          274,946             261,888
   Accrued special charge for legal matters.......          174,549             191,130
   Net accounts payable to affiliates.............           54,802              28,897
   Accrued income taxes...........................           83,403              61,754
                                                        -----------         -----------
      Total Current Liabilities...................        1,780,556           1,733,178

Long-term debt....................................          641,358             616,900
Non-current borrowings from affiliates............          654,470             654,693
Capitalized lease obligations.....................              650               1,120
Non-current portion of mandatorily redeemable
   preferred securities...........................           38,189                  --
Deferred income taxes.............................          134,430              96,453
Other liabilities.................................          161,485             185,200
                                                        -----------         -----------
   Total Liabilities..............................        3,411,138           3,287,544
                                                        -----------         -----------

Equity:
   Preferred stock, $100 par value................            7,412               7,412
   Preferred stock, $.10 par value ...............               --               8,906
   Common stock, $1 par value; 300,000,000 shares
   authorized; outstanding 90,000,000.............           90,000              90,000
Paid in capital...................................        1,976,017           1,942,755
Retained deficit..................................         (107,374)           (242,846)
Accumulated comprehensive loss....................          (74,122)            (83,427)
                                                        -----------         -----------
   Total Equity...................................        1,891,933           1,722,800
                                                        -----------         -----------
Total Liabilities and Equity......................      $ 5,303,071         $ 5,010,344
                                                        ===========         ===========

     See accompanying Notes to Unaudited, Consolidated Financial Statements.

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      -----------------------------
                                                                           2003              2002
                                                                      -----------       -----------
Cash Flows from Operating Activities:
   Net Income...................................................      $   154,033       $   111,560
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.............................           90,474           108,122
      Provision for doubtful accounts...........................           73,635            71,820
      Deferred income taxes.....................................           39,135            37,898
      (Gain) loss on disposal of properties and equipment.......           (1,563)            1,707

Changes in operating assets and liabilities, net of effects of purchase acquisitions and foreign exchange:
   Increase in accounts receivable..............................           (4,482)          (32,623)
   (Increase) decrease in inventories...........................             (293)            8,839
   Decrease (increase) in other current assets..................            1,179            (3,567)
   Decrease (increase) in other assets and deferred charges.....            1,060            (7,558)
   Decrease in accounts payable.................................          (29,141)          (25,325)
   Increase in accrued income taxes.............................           21,649               711
   Increase in accrued liabilities..............................            6,817            20,963
   Decrease in accrued special charge for legal matters.........          (16,581)          (19,854)
   Decrease in other long-term liabilities......................          (12,601)          (14,076)
   Net changes due to/from affiliates...........................           24,213             4,349
   Other, net...................................................           (9,893)           (6,142)
                                                                      -----------       -----------
Net cash provided by operating activities.......................          337,641           256,824
                                                                      -----------       -----------

Cash Flows from Investing Activities:
   Capital expenditures.........................................          (71,978)          (87,382)
   Proceeds from sale of property and equipment.................            6,541             5,486
   Payments for acquisitions, net of cash acquired..............          (24,349)          (35,747)
   Increase in other assets.....................................               --            (1,000)
                                                                      -----------       -----------
Net cash used in investing activities...........................          (89,786)         (118,643)
                                                                      -----------       -----------

Cash flows from Financing Activities:
   Net decrease in borrowings from affiliates...................          (53,751)         (376,942)
   Cash dividends paid..........................................             (390)             (390)
   Net (decrease) increase in receivable financing facility.....         (265,683)           14,000
   Proceeds from mandatorily redeemable preferred securities....           37,400                --
   Redemption of Series D Preferred Stock.......................           (8,906)               --
   Net increase in debt and capitalized leases..................           51,511           234,283
   Debt issuance costs..........................................          (13,693)               --
   Other, net...................................................              (13)               --
                                                                      -----------       -----------
Net cash used in financing activities...........................         (253,525)         (129,049)
                                                                      -----------       -----------

Effects of changes in foreign exchange rates....................            2,238               732
                                                                      -----------       -----------
Change in cash and cash equivalents.............................           (3,432)            9,864
                                                                      -----------       -----------
Cash and cash equivalents at beginning of period................           30,013            26,786
                                                                      -----------       -----------
Cash and cash equivalents at end of period......................      $    26,581       $    36,650
                                                                      ===========       ===========

    See accompanying Notes to Unaudited, Consolidated Financial Statements

             FRESENIUS MEDICAL CARE HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ---------------------
                                                               2003        2002
                                                             ---------   ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest, net........................................  $ 116,926   $ 174,613
                                                             =========   =========
      Income taxes paid, net...............................  $  32,333   $  36,000
                                                             =========   =========

Details for Acquisitions:
   Assets acquired.........................................  $  27,009   $  38,159
   Liabilities assumed.....................................     (2,660)     (2,412)
                                                             ---------   ---------
      Net cash paid for acquisitions.......................  $  24,349   $  35,747
                                                             =========   =========

      See accompanying Notes to Unaudited Consolidated Financial Statements

       FRESENIUS MEDICAL CARE HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. THE COMPANY

         Fresenius Medical Care Holdings, Inc., a New York corporation ("the Company") is a subsidiary of Fresenius Medical Care AG, a German corporation ("FMCAG"). The Company conducts its operations through five principal subsidiaries, National Medical Care, Inc. ("NMC"), Fresenius USA Marketing, Inc., Fresenius USA Manufacturing, Inc. and SRC Holding Company, Inc., all Delaware corporations and Fresenius USA, Inc., a Massachusetts corporation.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and those financial statements where the Company controls professional corporations in accordance with Emerging Issues Task Force Issue 97-2.

         The Company is primarily engaged in (i) providing kidney dialysis services and clinical laboratory testing, and (ii) manufacturing and distributing products and equipment for kidney dialysis treatment.

BASIS OF PRESENTATION

         BASIS OF CONSOLIDATION

         The consolidated financial statements in this report at September 30, 2003 and 2002 and for the three and nine month interim periods then ended are unaudited and should be read in conjunction with the audited, consolidated financial statements in the Company's 2002 report on Form 10-K. Such interim financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

         The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 2003.

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

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                         ------------------   -----------------
                                                          2003        2002      2003      2002
                                                         ------      ------    ------    ------
The weighted average number of shares of
  Common Stock were as follows........................   90,000      90,000    90,000    90,000
                                                         ======      ======    ======    ======

Net income used in the computation of earnings per share was as follows:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                         --------------------------      -------------------------
                                                            2003            2002            2003           2002
                                                         ----------     -----------      ----------      ---------
Net income........................................       $   54,979     $    36,408      $  154,033      $ 111,560

Dividends paid on preferred stocks................             (130)           (130)           (390)          (390)
                                                         ----------     -----------      ----------      ---------

Net income available to common shareholders.......       $   54,849     $    36,278      $  153,643      $ 111,170
                                                         ==========     ===========      ==========      =========

Basic and fully dilutive net income per share.....       $     0.61     $      0.40      $     1.71      $    1.24
                                                         ==========     ===========      ==========      =========

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

         The interest rate swaps are designated as cash flow hedges effectively converting certain variable interest rate payments into fixed interest rate payments. After tax gains of $14.4 million ($24.0 million pretax) for the three months ended September 30, 2003 and after tax gains of $6.7 million ($11.1 million pretax) for the nine months ended September 30, 2003 were deferred in other comprehensive income. Interest payable and receivable under the swap terms are accrued and recorded as adjustments to interest expense at each reporting date.

         The Company enters into forward rate agreements that are designated and effective as hedges of forecasted raw material purchases and other obligations. After tax gains of $0.5 million ($0.8 million pretax) for the three months ended September 30, 2003 and after tax losses of $0.4 million ($0.7 million pretax) for the nine months ended September 30, 2003 were deferred in other comprehensive income and will be reclassified into cost of sales in the period during which the hedged transactions affect earnings. All deferred amounts will be reclassified into earnings within the next twelve months.

         The Company enters into forward rate agreements that are designated and effective as hedges of changes in the fair value of the Euro denominated mandatorily redeemable preferred stock. Changes in fair value are recorded in earnings and offset against gains and losses resulting from the underlying exposures. After tax losses of $0.9 million ($1.6 million pretax) for the three months ended September 30, 2003 and after tax losses of $3.4 million ($5.6 million pretax) for the nine months ended September 30, 2003 were deferred in other comprehensive income.

         Periodically, the Company enters into derivative instruments with related parties to form a natural hedge for currency exposures on intercompany obligations. These instruments are reflected in the consolidated balance sheets at fair value with changes in fair value recognized in earnings. Pre-tax (gains) losses recorded in the consolidated statements of operations for the three and nine months ended September 30, 2003 were ($1.6) million and ($11.1) million, respectively.

         NEW PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4 and requires the criteria under Opinion 30 to determine if losses from extinguishment of debt should be classified as extraordinary items. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback arrangements be accounted for in a similar manner as sale-leaseback transactions. The Company adopted SFAS No. 145 as related to SFAS No. 4 effective January 1, 2003. In the second quarter 2002, the Company reported an extraordinary loss of $9.8 million for the early redemption of borrowings from affiliates. This extraordinary loss has been reclassified and presented as a loss from operating earnings. The Company adopted the remaining provisions of SFAS 145 effective April 1, 2002.

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

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability measured at fair value at the inception of a guarantee for obligations undertaken, including its obligation to stand ready to perform over the term of the guarantee. The initial recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. FIN 45 also clarifies and expands the disclosure requirements related to guarantees and product warranties. The Company adopted those disclosures on December 31, 2002. There is no material impact on the Company's financial statements related to the adoption of FIN 45.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods for a change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect the method used had on reported results. The Company adopted the disclosure requirement on December 31, 2002. There is no material impact on the Company's financial statements related to the adoption of this standard.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation of variable interest entities by the primary beneficiary, when the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties and/ or the equity investor lacks certain essential characteristics of a controlling financial interest. FIN 46 requires existing variable interest entities to be consolidated if those entities do not effectively disburse risk among the parties involved. The interpretation becomes effective at various dates in 2003 and provides various transition rules. The Company is assessing the impact of the adoption of FIN 46 on its financial statements. (See Note 9)

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. There is no material impact on the Company's financial statements related to the adoption of this standard.


         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for existing instruments effective July 1, 2003. Upon adoption of SFAS 150, the Company will reclassify its mandatorily redeemable preferred securities, entered into with FMCAG, to liabilities. The Company has reclassified its mandatorily redeemable preferred securities to the liability section and has classified them as short-term or long-term as appropriate.

NOTE 2. INVENTORIES

                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                             2003                        2002
                                                                         -------------               ------------
Inventories:
  Raw materials...............................................             $ 49,058                   $  44,670
  Manufactured goods in process...............................               13,242                      11,127
  Manufactured and purchased inventory available for sale.....               72,051                      70,127
                                                                          ---------                   ---------
                                                                            134,351                     125,924
   Health care supplies.......................................               55,240                      59,968
                                                                          ---------                   ---------
       Total..................................................            $ 189,591                   $ 185,892
                                                                          =========                   =========

NOTE 3. DEBT

         2003 SENIOR CREDIT AGREEMENT

         On February 21, 2003, the Company and FMCAG entered into an amended and restated credit agreement (hereafter "2003 Senior Credit Agreement") with Bank of America N.A, Credit Suisse First Boston, Dresdner Bank AG New York, JPMorgan Chase Bank, The Bank of Nova Scotia and certain other lenders (collectively, the "Lenders"), pursuant to which the Lenders have made credit facilities available to the Company and certain subsidiaries and affiliates.

         On August 22, 2003, the Company and FMCAG entered into their Amendment No. 1 to the 2003 Senior Credit Agreement with the Lenders pursuant to which the Lenders have made available to the Company and FMCAG a Tranche C Loan ("Loan C") in the amount of $400,000. The proceeds of Loan C, together with cash flow from operations, were used to voluntarily and permanently pay off the $500,000 Loan B under the 2003 Senior Credit Agreement. The Company has the following credit facilities in an aggregate of up to $1.4 billion at September 30, 2003:


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

- a term loan facility ("Loan C") of $400,000, scheduled to expire February 21, 2010 subject to an early repayment requirement on October 1, 2007 if the FMCAG Trust Preferred Securities due February 1, 2008 are not repaid, refinanced or have their maturity extended on or before October 1, 2007. The terms of the Loan C require quarterly repayments of $1,000 per quarter beginning with the third quarter of 2003.


         Loans under the 2003 Senior Credit Agreement bear interest at a base rate determined in accordance with the agreement. For the revolving credit facility and Loan A, interest will be payable at a rate equal to LIBOR plus an applicable margin, or an alternate base rate, defined as the higher of the Bank of America prime rate or the Federal Funds rate plus the applicable margin. The applicable margin is variable and depends on the ratio of EBITDA and funded debt as defined in the credit agreement. The interest rate for Loan B is LIBOR plus a percentage in accordance with the agreement. Fees are also payable at a percentage per annum on the portion of available borrowings under the 2003 Senior Credit Agreement that are not used.

         In addition to scheduled principal payments, indebtedness under the 2003 Senior Credit Agreement will be reduced by portions of the net cash proceeds from certain sales of assets, securitization transactions (other than the Company's existing accounts receivable financing facility) and the issuance of subordinated debt and equity securities.

         The 2003 Senior Credit Agreement includes covenants that require FMCAG to maintain certain financial ratios or meet other financial tests. Under the Senior Credit Agreement, FMCAG is obligated to maintain a minimum consolidated net worth, a minimum consolidated fixed charge ratio and a maximum leverage ratio (ratio of consolidated funded debt to EBIDTA). In addition, the 2003 Senior Credit Agreement includes other covenants which, among other things, restrict or have the effect of restricting the Company's ability to dispose of assets, incur debt, pay dividends, create liens or make capital expenditures, investments and acquisitions. The breach of any of the covenants could result in a default under the 2003 Senior Credit Agreement. In default, the outstanding balance under the 2003 Senior Credit Agreement becomes immediately due and payable at the option of the Lenders. FMCAG is in compliance with all financial covenants under the 2003 Senior Credit Agreement as of September 30, 2003.

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      2003            2002
                                                                  -------------    ------------
Long-term debt to outside parties consists of:

2003 Senior Credit Agreement .................................     $  669,900       $ 616,900
Other ........................................................          1,099           1,840
                                                                   ----------       ---------
                                                                      670,999         618,740
Less amounts classified as current ...........................         29,641           1,840
                                                                   ----------       ---------
                                                                   $  641,358       $ 616,900
                                                                   ==========       =========

         Borrowings from affiliates consists of:

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2003           2002
                                                                   -------------   ------------
FMCAG borrowings primarily at interest
   rates approximating 1.11% and 2.22%, respectively.............   $ 124,243       $ 214,000
RTC Holdings International, Inc. borrowings at a fixed interest
  rate of 1.49% and 2.7%, respectively...........................      11,302          11,000
Fresenius AG borrowing at interest rates approximating
  1.13% and 2.73%, respectively..................................      80,000           6,000
Fresenius Medical Care Trust Finance S.a.r.l. borrowings at......     654,244         654,244
   interest rates ranging between 8.25% and 9.25%, respectively..
Franconia Acquisition, LLC at interest rates approximating
    1.37% and 2.40%, respectively................................      46,321          83,721
Other............................................................         226           1,122
                                                                    ---------       ---------
Less amounts classified as current...............................     916,336         970,087
Total............................................................     261,866         315,394
                                                                    ---------       ---------
                                                                    $ 654,470       $ 654,693
                                                                    =========       =========

NOTE 4. TRANSACTONS UNDER COMMON CONTROL

         Effective April 1, 2003, FMCH acquired, through a transfer, legal ownership of the North American operations of the adsorber business of Fresenius AG. Net assets of $17,246 were transferred at their carrying value since the subsidiaries remain under control of a common parent. The results of operations and cash flows of the adsorber business are included prospectively in these financial statements effective as the date of transfer.

NOTE 5. MANDATORILY REDEEMABLE PREFERRED SECURITIES

         During 2001 and 2000, a wholly-owned subsidiary of the Company issued shares of various series of Preferred Stock ("Redeemable Preferred Securities") to NMC which were then transferred to FMCAG for proceeds totaling $392,037 in 2001 and $305,500 in 2000. During the third quarter of 2003, proceeds from the issuance of Series G Redeemable Preferred Securities totaled $37,400. The table below provides information for Redeemable Preferred Securities for the periods indicated.

                                                                 SEPTEMBER 30,        DECEMBER 31,
MANDATORILY REDEEMABLE PREFERRED SECURITIES                          2003                2002
                                                                 -------------        ------------
  Series A Preferred Stock, 1,000 shares......................   $    113,500         $   113,500
  Series B Preferred Stock, 300 shares........................         34,000              34,000
  Series C Preferred Stock, 1,700 shares......................        192,000             192,000
  Series D Preferred Stock, 870 shares........................         97,500              97,500
  Series E Preferred Stock, 1,300 shares......................        147,500             147,500
  Series F Preferred Stock, 980 shares........................        113,037             113,037
  Series G Preferred Stock, 330 shares........................         37,400                  --
                                                                 ------------         -----------
                                                                      734,937             697,537
  Mark to Market Adjustment...................................        132,917              73,672
                                                                 ------------         -----------
  Total.......................................................   $    867,854         $   771,209
                                                                 ============         ===========

         These securities are similar in substance except for the order of preference both as to dividends and liquidation, dissolution or winding-up of the subsidiary. The order of preference among the various series corresponds to the alphabetical order of Series A through Series G. In addition, the holders of the Redeemable Preferred Securities are entitled to receive dividends in an amount of dollars per share that varies from approximately 3% to 8% of the purchase price depending on the Series. The dividends will be declared and paid in cash at least annually. All the Redeemable Preferred Securities have a par value of $.01 per share.

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

         Redeemable Preferred Securities (Series A and C) originally due to be sold to the Company in 2002 for Euro 341,385 had their redemption dates extended until October and November 2003, respectively. Series A was redeemed using financing provided by intercompany borrowings in October 2003. The other Redeemable Preferred Securities will be sold back to the Company two years from their respective date of issuance for a total amount equal to Euros 160,388 (Series B and F) and US dollars $245,000 (Series D and E) plus any accrued and unpaid dividends. Redeemable Preferred Securities (Series B and D) have redemption dates in November 2003 and April 2004, respectively. Redeemable Preferred Securities (Series E and F) have redemption dates in August 2004. Redeemable Preferred Securities (Series G) were offered in August 2003 by the Company in the amount of Euros 32,774 and have a redemption date in August 2006. The Company expects that all securities will be extended or refinanced for a term of up to three years upon their maturity.

         Dividends were recorded and classified as part of interest expense in the consolidated statement of operations in the amounts of $10,205 and $10,892 in the three month periods ended September 30, 2003 and 2002, respectively and $30,234 and $31,467 in the nine month periods ended September 30, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, cash dividend payments were made totaling $8,733 and $29,850, respectively. No dividend payments were made in the three months ended September 30, 2003 and 2002. The Euro Redeemable Preferred Securities are deemed to be a Euro liability and the risk of foreign currency fluctuations are hedged through forward currency contracts.

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

         As of January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections in regard to SFAS No. 4. As a result, the loss is no longer presented as an extraordinary loss and has been reclassified to interest expense. The related income tax benefit is included in the provision for income taxes.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

         Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

                                                                       SEPTEMBER 30,
                                                                          2003
                                                                       -------------
Carrying value as of December 31, 2002........................         $  2,934,581
Goodwill acquired for the nine months
     ended September 30, 2003.................................               17,177
Reclassifications.............................................               (4,883)
                                                                       ------------
Carrying value as of September 30, 2003.......................         $  2,946,875
                                                                       ============

At September 30, 2003 and December 31, 2002, other intangible assets consisted of the following:

                                                         SEPTEMBER 30, 2003                      DECEMBER 31, 2002
                                                ------------------------------------   ------------------------------------
                                                  GROSS                                  GROSS
                                                 CARRYING    ACCUMULATED   CARRYING    CARRYING    ACCUMULATED     CARRYING
                                                  VALUE     AMORTIZATION     VALUE       VALUE     AMORTIZATION      VALUE
                                                ---------   ------------   ---------   ---------   ------------    ---------
AMORTIZABLE INTANGIBLE ASSETS:

  Patient Relationships                         $ 238,133   $ (200,167)    $  37,966   $ 236,446     $(189,277)    $  47,169

  Other Intangibles                             $ 109,042   $  (59,958)    $  49,084   $ 108,982     $ (57,356)    $  51,626
                                                ---------   ----------     ---------   ---------     ---------     ---------

                                                $ 347,175   $ (260,125)    $  87,050   $ 345,428     $(246,633)    $  98,795
                                                =========   ==========     =========   =========     =========     =========
NON-AMORTIZABLE INTANGIBLE ASSETS

  Tradename                                     $ 210,155   $       --     $ 210,155   $ 210,137     $      --     $ 210,137

  Management Contracts                          $ 207,162   $       --     $ 207,162   $ 183,056     $      --     $ 183,056
                                                ---------   ----------     ---------   ---------     ---------     ---------

                                                $ 417,317   $       --     $ 417,317   $ 393,193     $      --     $ 393,193
                                                =========   ==========     =========   =========     =========     =========

NET INTANGIBLES                                 $ 764,492   $ (260,125)    $ 504,367   $ 738,621     $(246,633)    $ 491,988
                                                =========   ==========     =========   =========     =========     =========

         Amortization expense for amortizable intangible assets at September 30, 2003 is estimated to be $5,700 for the remaining three months of 2003, $16,600 for 2004, $15,300 for 2005, $10,800 for 2006, and $8,100 for 2007.

NOTE 8. SPECIAL CHARGE FOR LEGAL MATTERS

         In the fourth quarter of 2001, the Company recorded a $258 million special charge to address 1996 merger-related legal matters, estimated liabilities and legal expenses arising in connection with the Grace Chapter 11 Proceedings and the cost of resolving pending litigation and other disputes with certain commercial insurers (see Note 12).

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

         The Company included $55 million in the special charge to provide for settlement obligations, legal expenses and the resolution of disputed accounts receivable relating to various insurance companies. In November 2003, the Company settled without litigation all claims by the final group of insurance companies who had contacted the Company concerning allegations of inappropriate billing practices and misrepresentations. The costs of the settlement will be charged against previously established accruals (see Note 12).

         The remaining amount of the special charge ($30 million) was accrued mainly for (i) assets and receivables that are impaired in connection with other legal matters and (ii) anticipated expenses associated with the continued defense and resolution of the legal matters.

         Based on these developments, the Company has reduced its estimate for the settlement and related costs of the Grace Chapter 11 Proceedings by $39 million. This reduction of the provision for the Grace matter has been applied to the other components of the special charge (i.e., reserves for settlement obligations and disputed accounts receivable from the commercial insurers and other merger-related legal matters). At September 30, 2003, there was a remaining balance of $175 million for the accrual for the special charge for legal matters. The Company believes that this reserve is adequate for the settlement of all matters described above.

         During the three and nine months ended September 30, 2003, $5 million and $17 million, respectively in charges were applied against the accrued special charge for legal matters.

NOTE 9. VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the equity investors lack the essential characteristics of a controlling financial interest. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company enters into various arrangements with certain dialysis clinics to provide management services, financing and products. Some of these clinics are variable interest entities. Under FIN 46 these clinics are consolidated if the Company is determined to be the primary beneficiary. The Company, however, has not completed its analysis. The Company also participates in a joint venture which is engaged in the perfusion industry. The arrangements with the joint venture partner are such that it qualifies as a variable interest entity and the Company is the primary beneficiary. These variable interest entities generate approximately $126 million in annual revenue. This includes approximately $21 million related to variable interest entities in which the Company is not the primary beneficiary. The Company has investments and accounts receivable (maximum exposure) of $19 million as a result of its involvement in variable interest entities.

NOTE 10. EQUITY

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

NOTE 11. PENSION PLANS

         During the first quarter of 2002, the Company recorded a gain of approximately $13.1 million resulting from the curtailment of the Company's defined benefit and supplemental executive retirement plans. The Company has retained all employee pension obligations as of the closing date for the fully-vested and frozen benefits for all employees.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

         On April 4, 2003, the Company filed a suit in the United States District Court for the Northern District of California, Fresenius USA, Inc., et al., v. Baxter International Inc., et al., Case No. C 03-1431, seeking a declaratory judgment that the Company does not infringe on patents held by Baxter International, Inc. and its subsidiaries and affiliates ("Baxter"), that the patents are invalid, and that Baxter is without right or authority to threaten or maintain suit against the Company for alleged infringement of Baxter's patents. In general, the alleged patents concern touch screens, conductivity alarms, power failure data storages, and balance chambers for hemodialysis machines. Baxter has filed counterclaims against the Company seeking monetary damages and injunctive relief, and alleging that the Company willfully infringes on the Baxter patents. The Company believes its claims are meritorious, although the ultimate outcome of any such proceedings cannot be predicted at this time and an adverse result could have a material adverse effect on the Company's business, financial condition, and results of operations.

         In November 2003, the Company settled without litigation all claims raised by the final group of insurance companies who had contacted the Company concerning allegations of inappropriate billing practices and misrepresentations. The costs of the settlement will be charged against previously established accruals. See "Accrued Special Charge for Legal Matters" below.

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

The table below provides information for the three and nine months ended September 30, 2003 and 2002 pertaining to the Company's two industry segments.

                                                                                                LESS
                                                               DIALYSIS         DIALYSIS     INTERSEGMENT
                                                               SERVICES         PRODUCTS        SALES           TOTAL
                                                             ------------       ---------    ------------    -----------
NET REVENUES
Three Months Ended                          9/30/03          $    877,636       $ 194,456      $ 93,955      $   978,137
Three Months Ended                          9/30/02               838,241         193,292        82,888          948,645

Nine Months Ended                           9/30/03          $  2,555,847       $ 580,785      $273,350      $ 2,863,282
Nine Months Ended                           9/30/02             2,445,440         568,007       240,498        2,772,949

OPERATING EARNINGS
Three Months Ended                          9/30/03          $    113,618       $  38,251            --      $   151,869
Three Months Ended                          9/30/02               101,246          35,117            --          136,363

Nine Months Ended                           9/30/03          $    318,695       $ 109,124            --      $   427,819
Nine Months Ended                           9/30/02               297,986         105,648            --          403,634

ASSETS                                      9/30/03          $  2,601,142       $ 620,642                    $ 3,221,784
                                           12/31/02             2,657,692         635,778            --        3,293,470

DEPRECIATION AND AMORTIZATION
Three Months Ended                   9/30/03        $   23,575      $  4,512               --      $  28,087
Three Months Ended                   9/30/02            26,778         4,379               --         31,157

Nine Months Ended                    9/30/03        $   72,958      $ 13,477               --      $  86,435
Nine Months Ended                    9/30/02            79,256        13,061               --         92,317

         Total assets at September 30, 2003 of $5,303,071 is comprised of total assets for reportable segments, $3,221,784; intangible assets not allocated to segments, $1,876,149; accounts receivable financing agreement ($179,566); and other corporate assets, $384,704.

         Total assets at December 31, 2002 of $5,010,344 is comprised of total assets for reportable segments, $3,293,470; intangible assets not allocated to segments, $1,876,780; accounts receivable financing agreement ($445,249); and other corporate assets, $285,343.

The table below provides the reconciliations of reportable segment operating earnings to the Company's consolidated totals.

                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                  SEGMENT RECONCILIATION                             SEPTEMBER 30,                         SEPTEMBER 30,
                  ----------------------                    ---------------------------------    ---------------------------------
                                                                2003               2002             2003                   2002
                                                            ------------        ----------       -----------            ----------
INCOME BEFORE INCOME TAXES:

     Total operating earnings for reportable segments..     $   151,869         $  136,363       $   427,819            $  403,634
     Corporate G&A ....................................         (11,711)           (16,375)          (22,554)              (17,222)
     Corporate depreciation and amortization ..........          (1,347)            (4,892)           (4,039)              (15,805)
     Research and development expense..................          (2,166)            (2,758)           (6,294)               (6,763)
     Net interest expense..............................         (47,858)           (50,543)         (148,015)             (177,684)
                                                            -----------         ----------       -----------            ----------
    Income Before Income Taxes.........................     $    88,787         $   61,795       $   246,917            $  186,160
                                                            ===========         ==========       ===========            ==========

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

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                     --------------------------             ---------------------------
                                                        (DOLLARS IN MILLIONS)                  (DOLLARS IN MILLIONS)
                                                     --------------------------             ---------------------------
                                                        2003            2002                  2003               2002
                                                     ---------        ---------             ---------         ---------
NET REVENUES
   Dialysis Services............................     $     878        $     838             $   2,556         $   2,445
   Dialysis Products............................           194              193                   581               568
   Intercompany Eliminations....................           (94)             (82)                 (274)             (240)
                                                     ---------        ---------             ---------         ---------
Total Net Revenues..............................     $     978        $     949             $   2,863         $   2,773
                                                     =========        =========             =========         =========

Operating Earnings:
   Dialysis Services............................     $     114        $     101             $     319         $     298
   Dialysis Products............................            38               35                   109               106
                                                     ---------        ---------             ---------         ---------
Total Operating Earnings........................           152              136                   428               404
                                                     ---------        ---------             ---------         ---------

Other Expenses:
   General Corporate............................     $      13        $      21             $      27         $      33
   Research & Development.......................             2                3                     6                 7
   Interest Expense, Net........................            48               50                   148               178
                                                     ---------        ---------             ---------         ---------
Total Other Expenses............................            63               74                   181               218
                                                     ---------        ---------             ---------         ---------

Earnings Before Income Taxes ...................            89               62                   247               186
Provision for Income Taxes......................            34               26                    93                75
                                                     ---------        ---------             ---------         ---------
Net Income......................................     $      55        $      36             $     154         $     111
                                                     =========        =========             =========         =========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Net revenues for the third quarter of 2003 increased by 3% ($29 million) over the comparable period in 2002. Net income for the third quarter of 2003 increased by 51% ($19 million) to $55 million as compared to $36 million in 2002. This increase was due to increased operating earnings ($16 million), decreased general corporate expenses ($8 million), decreased interest expense ($2 million) and decreased research and development expense ($1 million), partially offset by increased provision for income taxes ($8 million).

         DIALYSIS SERVICES

         Dialysis Services net revenues for the third quarter of 2003 increased by 5% to $873 million (net of $5 million of intercompany sales). The growth in dialysis services revenue resulted primarily from a 6% increase in treatment volume reflecting base business growth (5%); the impact of 2003 and 2002 acquisitions (1%), and the transfer of billing for some Medicare peritoneal dialysis patients from Dialysis Products (Method II billing) to Dialysis Services (Method I billing) (1%). The increase in treatment volume was partially offset by a decrease in revenue per treatment from $282 in the third quarter of 2002 to $279 in the third quarter of 2003. The decrease in revenue rate per treatment is primarily due to the change from Method II to Method I billing and decreased ancillary revenues.

         Dialysis Services operating earnings for the third quarter of 2003 increased by 13% ($13 million) as compared to the comparable period of 2002. The operating margin increased from 13.0% in the third quarter of 2002 to 13.1% in the third quarter of 2003 primarily from the increased treatment volume, decreases in amortization expense related to patient relations, and improvements in the operating cost per treatment from $248 in 2002 to $243 in 2003.

         DIALYSIS PRODUCTS

         Dialysis Products gross revenues increased by 1% to $194 million in the third quarter of 2003 as compared to $193 million in the comparable period of 2002. Internal sales to Dialysis Services increased by 12% to $88 million and were partially offset by a decrease in external sales of 8% to $105 million. Dialysis Product external sales in the third quarter of both 2003 and 2002 include the sales of machines to a third party leasing company which are leased back by Dialysis Services. Dialysis Product external sales in the third quarter 2002 also includes Method II PD revenues for Dialysis Services patients. Method II patients were transferred to Method I effective January 1, 2003 therefore there were no similar Method II revenues recorded in the third quarter 2003. Dialysis Products measures its external sales performance based on its sales to the "net available external market." The net available external market excludes machine sales and Method II revenues involving Dialysis Services as well as sales to other vertically integrated dialysis companies. Net available external market sales increased by 4% to $96 million in the third quarter of 2003 as compared to $92 million in 2002.

         The Company uses net available external market as a key operating metric as it eliminates the impact of internal sales to another vertically integrated dialysis company to provide a measure of product that is sold into the market. The following is a reconciliation of gross product revenues to the net available external market for the quarter ended September 30, 2003 and 2002.

                                                       Three Months Ended
                                                           September 30,
                                                      --------------------
                                                      (dollars in millions)
                                                       2003           2002
                                                      -----          -----
Gross product revenues ...........................    $ 194          $ 193
Intercompany eliminations ........................      (89)           (79)
                                                      -----          -----
External revenues ................................      105            114
Machine sales ....................................       (7)            (9)
Vertically integrated dialysis company sales .....       (2)            (3)
Method II sales ..................................        -            (10)
                                                      -----          -----
Net available external market sales ..............    $  96          $  92
                                                      =====          =====

         Dialysis Products operating earnings for the third quarter of 2003 increased by 9% to $38 million from $35 million in the comparable period of 2002. The operating margin increased from 30.7% in the third quarter of 2002 to 37.0% in the third quarter of 2003 primarily resulting from lower manufacturing costs in 2003 versus 2002.

         OTHER EXPENSES

         The Company's other expenses for the third quarter of 2003 decreased by 15% to $63 million as compared to $74 million in the comparable period of 2002 due to a decrease in general corporate expenses of $8 million, interest expense decreased by $2 million and decreased research and development decreased by $1 million. General corporate expenses decreased for the three months ended September 30, 2003 and 2002 resulting from reduced amortization expense of $3 million and lower general corporate costs of $3 million and favorable fluctuations in foreign currency of $2 million .

         INCOME TAX RATE

         The effective tax rate from operations for the third quarter of 2003 (38.1%) is lower than the rate for the comparable period of 2002 (41.1%) due to tax benefits related to the special charge for legal matters partially offset by additional provisions for tax related matters.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Net revenues for the first nine months of 2003 increased by 3% ($90 million) over the comparable period in 2002. Net income for the first nine months of 2003 increased by 39% to $154 million as compared to $111 million in 2002. This increase was due to increased operating earnings ($24 million), and decreased interest expense ($30 million) and decreased general corporate expenses ($6 million), partially offset by increased income taxes ($18 million).

         DIALYSIS SERVICES

         Dialysis Services net revenues for the first nine months of 2003 increased by 5% to $2,542 million (net of $14 million of intercompany sales). The growth in dialysis services revenue resulted primarily from a 7% increase in treatment volume reflecting base business growth (5%); the impact of 2003 and 2002 acquisitions (1%), and the transfer of billing for some Medicare peritoneal dialysis patients from Dialysis Products (Method II billing) to Dialysis Services (Method I billing) (1%). The increase in treatment volume was partially offset by a decrease in revenue per treatment from $284 in the first nine months of 2002 to $278 in the first nine months of 2003. The decrease in revenue rate per treatment is primarily due to the change from Method II to Method I billing and decreased ancillary revenues.

         Dialysis Services operating earnings for the first nine months of 2003 increased by 7% to $319 million from $298 million in the comparable period of 2002. The operating margin increased from 12.3% in the first nine months of 2002 to 12.5% in the first nine months of 2003 primarily due to the increased treatment volume, improved dialysis rates, reduced amortization of patient relations, and reduced costs per treatment from $249 in 2002 to $243 in 2003 partially offset by reduced ancillary margins.

         DIALYSIS PRODUCTS

         Dialysis Products gross revenues increased by 2% to $581 million for the first nine months of 2003 as compared to $568 million in the comparable period 2002. Internal sales to Dialysis Services increased by 14% to $260 million and were partially offset by a decrease in external sales of 6% to $321 million. Dialysis Product external sales the first nine months of both 2003 and 2002 include the sales of machines to a third party leasing company which are leased back by Dialysis Services. Dialysis Product external sales in the first nine months of 2002 also includes Method II PD revenues for Dialysis Services patients. Method II patients were transferred to Method I effective January 1, 2003 therefore there were no similar Method II revenues recorded in the third quarter 2003. Dialysis Products measures its external sales performance based on its sales to the "net available external market." The net available external market excludes machine sales and Method II revenues involving Dialysis Services as well as sales to other vertically integrated dialysis companies. Net available external market sales increased by 5% to $287 million in the first nine months of 2003 as compared to $274 million in 2002.

         The Company uses net available external market as a key operating metric as it eliminates the impact of internal sales and activity with another vertically integrated company to provide a true measure of product that is sold into the market. The following is a reconciliation of gross product revenues to net available external market for the nine months ended September 30, 2003 and 2002.

                                                        Nine Months Ended
                                                           September 30,
                                                      --------------------
                                                      (dollars in millions)
                                                      2003           2002
                                                      -----          -----
Gross product revenues ...........................    $ 581          $ 568
Intercompany eliminations ........................     (260)          (227)
                                                      -----          -----
External revenues ................................      321            341
Machine sales ....................................      (25)           (28)
Vertically integrated dialysis company sales .....       (9)            (9)
Method II sales ..................................        -            (30)
                                                      -----          -----
Net available external market sales ..............    $ 287          $ 274
                                                      =====          =====

         Dialysis Products operating earnings for the first nine months of 2003 increased by 3% to $109 million from $106 million in the comparable period of 2002. The operating margin increased from 31.1% in the first nine months of 2002 to 34.0% in the first nine months of 2003 primarily resulting from lower manufacturing costs in 2003 versus 2002.

         OTHER EXPENSES

         The Company's other expenses for the first nine months of 2003 decreased by 17% to $181 million as compared to $218 million in the comparable period of 2002 due to a decrease in interest expense of $30 million, decreased general corporate expenses ($6 million) and research and development charges ($1 million). The decrease in interest expense is primarily the result of lower intercompany borrowings ($11 million) and a non-recurring charge for the early retirement of intercompany borrowings in the third quarter of 2002 ($16 million). In the second quarter of 2002, the Company repaid its intercompany debt to FMC Finance S.a.r.l. in the amount of approximately $351 million. At the time, an extraordinary loss of approximately $10 million, net of a tax benefit of $6 million was recorded for the premium owed to FMC Finance S.a.r.l. for the early retirement of this obligation. With the adoption of SFAS 145, the loss has been reclassified to interest expense ($16 million) and the related tax benefit ($6 million) has been included in the provision for income taxes. (See Note 6 to Unaudited Consolidated Financial Statements.)

         The decrease in general corporate expenses is primarily due to a one-time gain on pension curtailment of $13 million that was realized in the first quarter of 2002 partially offset by favorable fluctuations in foreign currency of $6 million ($13 million in gains realized in the nine months ended September 30, 2003 as compared to $7 million in gains in the comparable period of 2002) and reduced amortization expense of $11 million.

         INCOME TAX RATE

         The effective tax rate from operations for the first nine months of 2003 (37.6%) is lower than the rate for the comparable period of 2002 (40.1%) due to tax benefits related to the special charge for legal matters partially offset by additional provisions for tax related matters.

LIQUIDITY AND CAPITAL RESOURCES

         NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

         The Company's cash requirements for the first nine months of 2003 and 2002 were funded primarily by cash from operations.

         OPERATING ACTIVITIES

         The Company generated cash from operations of $338 million in the first nine months of 2003 as compared to $257 million in the comparable period of 2002. The increase in operating cash of $81 million is primarily related to lower interest payments of $58 million, decreased tax payments of $4 million, improvements in accounts receivable of $30 million resulting from favorable cash collections, partially offset by decreases in net other working capital of $11 million.

         INVESTING ACTIVITIES

         Net cash used in investing activities was $90 million in the first nine months of 2003 as compared to $119 million in the first nine months of 2002. The Company funded its acquisitions and capital expenditures primarily through cash flows from operations in 2003 and 2002. The decreases in cash used in investing activities related to decreased acquisition spending ($12 million) and decreases in net capital expenditures ($17 million). Acquisition spending in the first nine months of 2003 and 2002 was approximately $24 million and $36 million, respectively, with no individually significant transactions. Capital expenditures totaling $72 million in the first nine months of 2003 and $87 million in the first nine months of 2002 respectively, were made for new clinics, improvements to existing clinics and maintenance of production facilities.

         FINANCING ACTIVITIES

         On February 21, 2003 the Company and FMCAG entered into an amended and restated credit agreement ("2003 Senior Credit Agreement") with the Bank of America N.A., Credit Suisse First Boston, Dresdner Bank AG New York, JPMorgan Chase Bank, the Bank of Nova Scotia, and certain other lenders (collectively, the "Lenders"), pursuant to which the Lenders have made available to the Company and certain subsidiaries and affiliates an aggregate of up to $1.4 billion through three credit facilities. The three facilities include a revolving facility of $500 million and two term loan facilities of $500 million and $400 million. The Company used the initial borrowings under the 2003 Senior
Credit Agreement to refinance outstanding borrowings under our prior senior credit agreement and for general corporate purposes. (See Note 3 of the Consolidated Financial Statements).

         Net cash flows used in financing activities were $254 million in the first nine months of 2003 as compared to $129 million in the comparable period of 2002 for a change of $125 million. Increase in net cash used in financing activities in the first nine months of 2003 is principally related to a decrease in borrowing from affiliates of $54 million, along with approximately $52 million in increases in borrowings from the Company's 2003 Senior Credit Facility. During the third quarter of 2003, the Company issued Series G mandatorily redeemable preferred securities to FMCAG to generate proceeds of $37.4 million. Debt and capital lease obligations in 2002 increased by $234 million primarily due to higher borrowings under the Company's credit facility in order to fund the early repayment of intercompany debt and the premium on the early redemption of this intercompany obligation. (See Note 6 of the Consolidated Financial Statements).

         During the third quarter 2003 the Company adopted the provisions of SFAS 150 and accordingly has reclassified its mandatorily redeemable preferred securities to the liabilities section of the statement of financial position (Note 5). All instruments have been issued to FMCAG. Approximately $830 million of these instruments are classified as current as they have maturity dates on or before September 30, 2004. The Company expects that each of these instruments will be extended or refinanced upon their maturity.

         The Company has an asset securitization facility (the "Accounts Receivable Facility") whereby receivables are sold to NMC Funding Corporation (the "Transferor"), a wholly owned subsidiary of the Company, and subsequently the Transferor sells, transfers and assigns undivided percentage ownership interests in the receivables to certain bank investors. The maximum securitization limit under the Accounts Receivable Facility is $560 million at September 30, 2003. The facility has a term of 364 days and matures on October 22,2004. The Company has historically renewed this facility for a new 364 day term upon maturity.

         For the nine months ended September 30, 2003, the Company decreased its sales under the Accounts Receivable Facility by $266 million primarily using funds drawn under the 2003 Senior Credit Agreement. Accounts receivable on the face of the balance sheet are shown net of the receivable interests sold under the Accounts Receivable Facility.

         Approximately $9 million of cash was paid to redeem the Company's Series D Preferred Stock (See Note 9 of the Consolidated Financial Statements). In addition, approximately $14 million was used for payment of debt issuance costs related to the Company's 2003 Senior Credit Agreement.

         Short-term borrowings are made under the Accounts Receivable Facility and from affiliates. Long-term financing is provided by the revolving credit portion of our senior credit facility. We believe that our existing credit facility, cash generated from operations and other current sources of financing are sufficient to meet our foreseeable cash requirements.

         The 2003 Senior Credit Agreement includes covenants that require FMCAG to maintain certain financial ratios or meet other financial tests. Under the Senior Credit Agreement, FMCAG is obligated to maintain a minimum consolidated net worth, a minimum consolidated fixed charge ratio (ratio of consolidated funded debt to EBIDTA) and a maximum leverage ratio. In addition, the 2003 Senior Credit Agreement includes other covenants which, among other things, restrict or have the effect of restricting the Company's ability to dispose of assets, incur debt, pay dividends, create liens or make capital expenditures, investments and acquisitions. The breach of any of the covenants could result in a default under the 2003 Senior Credit Agreement. In default, the outstanding balance under the 2003 Senior Credit Agreement becomes immediately due and payable at the option of the Lenders. FMCAG is in compliance with all financial covenants under the 2003 Senior Credit Agreement as of September 30, 2003.

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

         RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS

         The growth of the Company's business through acquisitions has created a significant amount of intangible assets, including goodwill, patient relationships, tradenames and other intangibles. At September 30, 2003, the carrying amount of net intangible assets amounted to $3,451 million representing approximately 65% of the Company's total assets. SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets, requires assessment of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might be impaired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment at least once a year, at the end of the year.

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

         LEGAL CONTINGENCIES

         The Company is a party to certain litigation including the W.R. Grace & Co. bankruptcy and Sealed Air Corporation indemnification litigation, Baxter patent litigation and other litigation arising in the ordinary course of the Company's business as described in Note 11 "Commitments and Contingencies" in the Company's Unaudited Consolidated Financial Statements. The outcome of these matters may have a material effect on the Company's financial position, results of operations or cash flows.

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

         Net Revenues from machine sales to a third party leasing company where there is a leaseback of the machines by the Dialysis Services Division were $6.6 million and $8.4 million for the three months ended September 30, 2003 and 2002, and $24.8 million and $23 million for the nine months ended September 30, 2003 and 2002 respectively. The profits on these sales are deferred and amortized to earnings over the lease terms.

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

         At September 30, 2003, the fair value of the Company's interest rate agreements, which consisted entirely of interest rate swaps, is recorded as a liability valued at approximately $88.0 million and the fair value of the Company's foreign exchange contracts, which consisted entirely of forward agreements, is recorded as an asset valued at approximately $159.9 million. The Company had outstanding contracts covering the purchase of 638.6 million Euros ("EUR") at an average contract price of $1.069 per EUR, for delivery between October 2003 and August 2006, contracts for the purchase of 161 million Mexican Pesos at an average contract price of 11.1892 pesos per US dollar, and contracts for the purchase of $3.9 million US dollars at an average contract price of $.6437 per Canadian Dollar.

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

         On April 4, 2003, the Company filed a suit in the United States District Court for the Northern District of California, Fresenius USA, Inc., et al., v. Baxter International Inc., et al., Case No. C 03-1431, seeking a declaratory judgment that the Company does not infringe on patents held by Baxter International, Inc. and its subsidiaries and affiliates ("Baxter"), that the patents are invalid, and that Baxter is without right or authority to threaten or maintain suit against the Company for alleged infringement of Baxter's patents. In general, the alleged patents concern touch screens, conductivity alarms, power failure data storages, and balance chambers for hemodialysis machines. Baxter has filed counterclaims against the Company seeking monetary damages and injunctive relief, and alleging that the Company willfully infringes on the Baxter patents. The Company believes its claims are meritorious, although the ultimate outcome of any such proceedings cannot be predicted at this time and an adverse result could have a material adverse effect on the Company's business, financial condition, and results of operations.

         In November 2003, the Company settled without litigation all claims raised by the final group of insurance companies who had contacted the Company concerning allegations of inappropriate billing practices and misrepresentations. The costs of the settlement will be charged against previously established accruals. See "Accrued Special Charge for Legal Matters" below.

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

Exhibit 4.1*      Amended and Restated Credit Agreement dated as of
                  February 21, 2003 among Fresenius Medical Care AG, Fresenius
                  Medical Care Holdings, Inc., and the agents and lenders named therein. (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on May 15, 2003).

Exhibit 4.2       Amendment No. 1 dated as of August 22, 2003 to the Amended and
                  Restated Credit Agreement dated as of February 21, 2003 among
                  Fresenius Medical Care AG, Fresenius Medical Care Holdings,
                  Inc., and the agents and lenders named therein. (filed herewith).

Exhibit 4.3       Fresenius Medical Care AG 1996 Stock Incentive Plan
                  (incorporated herein by reference to the Fresenius Medical
                  Care AG's Registrant Statement on Form S-8 dated October 1,
                  1996).

Exhibit 4.4 Fresenius Medical Care AG 1998 Stock Incentive Plan as amended effective as of August 3, 1998 (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on May 14, 1998).

Exhibit 4.5       Fresenius Medical Care AG 2001 International Stock Incentive
                  Plan (incorporated by reference to the Registration Statement on Form F-4 of Fresenius Medical Care AG filed August 2, 2001
                  (Registration No. 333-66558)).

Exhibit 4.6 Senior Subordinated Indenture dated as of February 19, 1998, among Fresenius Medical Care AG, State Street Bank and Trust
                  Company as Trustee and Fresenius Medical Care Holdings, Inc., and Fresenius Medical Care AG, as Guarantors with respect to the issuance of 7 7/8% Senior Subordinated Notes due 2008
                  (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 23, 1998).

Exhibit 4.7 Senior Subordinated Indenture dated as of February 19, 1998 among FMC Trust Finance S.a.r.l. Luxemborg, as

                  Insurer, State Street Bank and Trust Company as Trustee and
                  Fresenius Medical Care Holdings, Inc., and Fresenius Medical
                  Care AG, as Guarantors with respect to the issuance of 7 3/8%
                  Senior Subordinated Notes due 2008 (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 23, 1998).

Exhibit 4.8       Senior Subordinated Indenture dated as of June 6, 2001 among
                  Fresenius Medical Care AG, FMC Trust Finance S.a.r.l.
                  Luxemborg - III, Fresenius Medical Care Holdings, Inc.,
                  Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated
                  Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care
                  AG dated August 2, 2001 (Registration No. 333-66558)).

Exhibit 4.9       Senior Subordinated Indenture dated as of June 15, 2001 among
                  Fresenius Medical Care AG, FMC Trust Finance S.a.r.l.
                  Luxemborg - III, Fresenius Medical Care Holdings, Inc.,
                  Fresenius Medical Care Deutschland GmbH and State Street Bank and Trust Company with respect to 7 7/8% Senior Subordinated
                  Notes due 2011 (incorporated herein by reference to the Registration Statement on Form F-4 of Fresenius Medical Care
                  AG dated August 2, 2001 (Registration No. 333-66558)).

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

Exhibit 10.3      Amendment dated as of September 28, 1998 to the Receivables
                  Purchase Agreement dated as of August 28, 1997, by and between NMC Funding Corporation, as Purchaser and National Medical
                  Care, Inc., as Seller (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on November 12, 1998).

Exhibit 10.4 Second Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding
                  Corporation, National Medical Care, Inc., Enterprise Funding
                  Corporation, Compass US Acquisition, LLC, Giro Multifunding
                  Corporation, the Bank Investors listed therein, WestLB AG, New
                  York Branch (formerly known as Westdeutsche Landesbank
                  Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on November 14, 2002).

Exhibit 10.5      Amendment No.1 dated as of October 22, 2002 to the Second
                  Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation,
                  National Medical Care, Inc., Enterprise Funding Corporation,
                  Compass US Acquisition, LLC, Giro Multifunding Corporation, the Bank Investors listed therein, WestLB AG, New York Branch
                  (formerly known as Westdeutsche Landesbank Girozentrale, New
                  York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on November 14, 2002).

Exhibit 10.6      Amendment No.2 dated as of November 8, 2002 to the Second
                  Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation,
                  National Medical Care, Inc., Enterprise Funding Corporation,
                  Compass US Acquisition, LLC, Giro Multifunding Corporation,
                  Asset One Securitization, LLC, the Bank Investors listed therein, WestLB AG, New York Branch (formerly known as
                  Westdeutsche Landesbank Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent, (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 17,
                  2003).

Exhibit 10.7      Amendment No.3 dated as of December 18, 2002 to the Second
                  Amended and Restated Transfer and Administrative agreement dated as of September 24, 2002 among NMC Funding Corporation,
                  National Medical Care, Inc., Enterprise Funding Corporation,
                  Compass US Acquisition, LLC, Giro Multifunding Corporation,
                  Asset One Securitization, LLC, the Bank Investors listed therein, WestLB AG, New York Branch (formerly known as
                  Westdeutsche Landesbank Girozentrale, New York Branch), as an administrative agent and Bank of America, N.A., as an administrative agent, (incorporated herein by reference to the Form 10-K of Registrant filed with the Commission on March 17,
                  2003).

Exhibit 10.8      Employment Agreement dated January 1, 1992 by and between Ben
                  J. Lipps and Fresenius USA, Inc. (incorporated herein by reference to the Annual Report on Form 10-K of Fresenius USA,
                  Inc., for the year ended December 31, 1992).

Exhibit 10.9      Modification to FUSA Employment Agreement effective as of
                  January 1, 1998 by and between Ben J. Lipps and Fresenius
                  Medical Care AG (incorporated herein by reference to the Form
                  10-Q of Registrant filed with the Commission on May 14, 1998).

Exhibit 10.11     Employment Agreement dated January 1, 2003 by and between
                  Ronald J. Kuerbitz and National Medical Care, Inc.
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2003).

Exhibit 10.12     Employment Agreement dated June 1, 2003 by and between J.
                  Michael Lazarus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2003).

Exhibit 10.13     Employment Agreement dated January 1, 2003 by and between
                  Robert "Rice" M. Powell, Jr. and National Medical Care, Inc.
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2003).

Exhibit 10.14     Employment Agreement dated July 1, 2002 by and between John F.
                  Markus and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2002).

Exhibit 10.15     Employment Agreement dated February 4, 2003 by and between
                  Mats Wahlstrom and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2003).

Exhibit 10.16     Employment Agreement dated June 1, 2003 by and between Michael
                  Brosnan and National Medical Care, Inc. (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2003).

Exhibit 10.17 Retention Bonus Agreement dated October 25, 2002, by and between Fresenius Medical Care North America and Rice Powell
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2003).

Exhibit 10.18     Retention Bonus Agreement dated June 20, 2003, by and between
                  Fresenius Medical Care North America and Michael Brosnan
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2003).

Exhibit 10.19     Retention Bonus Agreement dated August 8, 2003 by and between
                  Fresenius Medical Care North America and Ronald Kuerbitz
                  (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on August 14, 2003).

Exhibit 10.20     Subordinated Promissory Note dated as of May 18, 1999, among
                  National Medical Care, Inc. and certain Subsidiaries with
                  Fresenius AG as lender (incorporated herein by reference to the Form 10-Q of Registrant filed with the Commission on November 22, 1999).

Exhibit 10.21     Corporate Integrity Agreement between the Offices of Inspector
                  General of the Department of Health and Human Services and Fresenius Medical Care Holdings, Inc. dated as of January 18,
                  2000 (incorporated herein by reference to the Form 8-K of the Registrant filed with the Commission on January 21, 2000).

Exhibit 10.22 First Amended Settlement Agreement dated April 14, 2003 by and among the Company, National Medical Care, Inc., the Official
                  Committee of Asbestos Personal Injury Claimants, and the
                  Official Committee of Asbestos Property Damage Claimants of
                  W.R. Grace & Co., W.R. Grace & Co. and W.R. Grace & Co. - Conn
                  (incorporated herein by reference to the Form 8-K of Registrant filed with the Commission on April 21, 2003).

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

(b)      Reports on Form 8-K

         On September 9, 2003, the Company filed a current report on Form 8-K with the Commission disclosing the execution of Amendment No. 1 to the 2003 Senior Credit Agreement. The Amendment No. 1 is filed as Exhibit
         4.2 to this report.

* Confidential treatment has been requested as to certain portions of this Exhibit

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Fresenius Medical Care Holdings, Inc.

DATE: November 13, 2003               /s/ Ben J. Lipps
                                      -----------------------------------------
                                      NAME: Ben J. Lipps
                                      TITLE: President (Chief Executive Officer)